Form 10-Q
period 2015-06-30
Rapid7, Inc.
filed 2015-08-19
CIK 1560327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37496

RAPID7, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	35-2423994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Summer Street Boston, MA	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 247-1717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2015, there were 39,340,839 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2015	June 30, 2015 Pro Forma	December 31, 2014
Assets
Current assets:
Cash	$27,000	$140,921	$36,823
Accounts receivable, net of allowance for doubtful accounts of $580 and $276 at June 30, 2015 and December 31, 2014, respectively	26,363	26,363	25,412
Prepaid expenses and other current assets	6,297	4,161	4,209

Total current assets	59,660	171,445	66,444
Property and equipment, net	7,607	7,607	7,922
Goodwill	15,758	15,758	11,265
Intangible assets, net	2,767	2,767	1,156
Other assets	682	682	179

Total assets	$86,474	$198,259	$86,966

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,990	$2,990	$3,536
Accrued expenses	12,765	12,155	11,907
Deferred revenue, current portion	66,040	66,040	58,164
Term loan payable, net of unamortized debt discount	3,976	3,976	—
Other current liabilities	991	991	642

Total current liabilities	86,762	86,152	74,249
Deferred revenue, non-current portion	31,471	31,471	26,892
Term loan payable, net of unamortized debt discount	13,172	13,172	16,871
Other long-term liabilities	5,050	5,050	4,218

Total liabilities	136,455	135,845	122,230
Commitments and contingencies (note 7):
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value per share; 6,303,033 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014; no shares authorized, issued and outstanding, pro forma; aggregate liquidation value of $9,505 and $9,252 at June 30, 2015 and December 31, 2014, respectively	83,200	—	68,892
Series B redeemable convertible preferred stock, $0.01 par value per share; 519,269 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014; no shares authorized, issued and outstanding, pro forma; aggregate liquidation value of $904 and $880 at June 30, 2015 and December 31, 2014, respectively	6,854	—	5,681
Series C redeemable convertible preferred stock, $0.01 par value per share; 6,873,797 shares authorized, issued and outstanding at June 30, 2015 and December 31, 2014; no shares authorized, issued and outstanding, pro forma; aggregate liquidation value of $61,581 and $59,829 at June 30, 2015 and December 31, 2014, respectively	91,215	—	80,286
Series D redeemable convertible preferred stock, $0.01 par value per share; 2,696,504 shares authorized at June 30, 2015 and December 31, 2014; 2,686,516 shares issued and outstanding at June 30, 2015 and December 31, 2014; no shares authorized, issued and outstanding, pro forma: aggregate liquidation value of $31,992 and $31,143 at June 30, 2015 and December 31, 2014, respectively	65,390	—	56,739
Stockholders’ deficit:
Common stock, $0.01 par value per share; 35,700,000 shares authorized at June 30, 2015 and December 31, 2014; 100,000,000 shares authorized pro forma; 13,194,806 and 12,563,095 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; 39,247,411 shares issued and outstanding, pro forma	132	392	126
Additional paid-in-capital	—	372,955	—
Accumulated deficit	(293,246)	(307,407)	(243,462)
Treasury stock, at cost, 401,626 shares at June 30, 2015 and December 31, 2014	(3,526)	(3,526)	(3,526)

Total stockholders’ deficit	(296,640)	62,414	(246,862)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$86,474	$198,259	$86,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Products	$14,639	$11,013	$28,284	$21,628
Maintenance and support	6,253	4,474	12,052	8,619
Professional services	4,898	2,393	9,025	4,369

Total revenue	25,790	17,880	49,361	34,616
Cost of revenue:
Products	1,339	1,022	2,885	2,261
Maintenance and support	1,412	1,152	2,622	2,140
Professional services	3,976	2,036	7,712	3,667

Total cost of revenue	6,727	4,210	13,219	8,068

Total gross profit	19,063	13,670	36,142	26,548

Operating expenses:
Research and development	8,131	6,328	14,545	12,448
Sales and marketing	14,457	11,561	27,687	22,565
General and administrative	5,048	3,174	9,101	6,656

Total operating expenses	27,636	21,063	51,333	41,669

Loss from operations	(8,573)	(7,393)	(15,191)	(15,121)
Other income (expense), net:
Interest income (expense), net	(737)	(703)	(1,422)	(1,398)
Other income (expense), net	163	4	(142)	45

Loss before income taxes	(9,147)	(8,092)	(16,755)	(16,474)
Provision for income taxes	97	95	171	191

Net loss	(9,244)	(8,187)	(16,926)	(16,665)
Accretion of preferred stock to redemption value	(23,788)	(15,464)	(35,061)	(27,642)

Net loss attributable to common stockholders, basic and diluted (note 6)	$(33,032)	$(23,651)	(51,987)	(44,307)

Net loss per share attributable to common stockholders, basic and diluted	$(2.59)	$(1.85)	$(4.10)	$(3.48)

Weighted-average common shares outstanding, basic and diluted	12,745,051	12,762,938	12,693,900	12,740,052

Pro forma net loss per share attributable to common stockholders, basic and diluted (note 6)	$(0.60)		$(0.80)

Pro forma weighted-average common shares outstanding, basic and diluted (note 6)	38,797,656		38,746,505

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(16,926)	$(16,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,361	2,024
Amortization of debt discount	276	276
Non-cash interest expense	51	—
Stock-based compensation expense	1,406	1,159
Provision for doubtful accounts	376	258
Foreign currency remeasurement loss	53	—
Changes in operating assets and liabilities:
Accounts receivable	(840)	1,433
Prepaid expenses and other assets	(1,067)	(1,008)
Accounts payable	(1,368)	(1,181)
Accrued expenses	(1,082)	(532)
Deferred revenue	12,425	7,533
Contingent consideration	—	46
Other liabilities	82	2,233

Net cash used in operating activities	(4,253)	(4,424)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,344)	—
Purchases of property and equipment	(1,195)	(5,890)

Net cash used in investing activities	(4,539)	(5,890)

Cash flows from financing activities:
Payments of initial public offering costs	(1,526)	—
Payments of capital lease obligations	(123)	(133)
Payments of contingent consideration related to business acquisitions	—	(750)
Proceeds from stock option exercises	705	80

Net cash used in financing activities	(944)	(803)

Effect of exchange rate on cash	(87)	3

Net decrease in cash	(9,823)	(11,114)
Cash, beginning of period	36,823	20,612

Cash, end of period	$27,000	$9,498

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$91	$33
Cash paid for interest	$1,107	$974
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for acquisitions	$99	$—
Initial public offering costs incurred but not yet paid	$610	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Basis of Presentation and Consolidation

Description of Business

Rapid7, Inc. and subsidiaries is a leading provider of security data and analytics solutions that enable organizations to implement an active, analytics-driven approach to cyber security. Our solutions empower organizations to prevent attacks by providing visibility into vulnerabilities and to rapidly detect compromises, respond to breaches and correct the underlying causes of attacks.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as well as pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our final prospectus for our initial public offering (IPO) dated as of July 16, 2015 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Unaudited Pro Forma Balance Sheet as of June 30, 2015

On July 22, 2015, we closed our IPO in which we sold and issued 7,417,500 shares of common stock (see note 10). Upon closing of the IPO, all of the redeemable convertible preferred stock outstanding automatically converted into 18,322,605 shares of common stock, which included 1,939,990 of additional shares of common stock issued upon conversion of our Series D preferred stock (Series D IPO Participation Payment). In addition, concurrently with the closing of our IPO, we issued 312,500 shares of common stock to entities affiliated with Technology Crossover Ventures in a private placement, for net proceeds of $5.0 million. The pro forma stockholders’ equity, as set forth on the pro forma June 30, 2015 consolidated balance sheet, has been adjusted to reflect the assumed: (i) conversion of our preferred stock into common stock and related beneficial conversion charge of $14.2 million associated with the Series D IPO Participation Payment, (ii) the sale and issuance of 7,417,500 shares of common stock and the receipt of net proceeds upon the closing of the IPO and (iii) the sale and issuance of 312,500 shares of common stock and the receipt of the net proceeds upon the closing of the private placement issuance.

The unaudited pro forma net loss per share for the three and six months ended June 30, 2015 assumes: (i) the conversion of all outstanding shares of redeemable convertible preferred stock into an aggregate of 18,322,605 shares of common stock as of January 1, 2015, (ii) the sale and issuance of 7,417,500 shares of common stock upon the closing of the IPO as of January 1, 2015 and (iii) the sale and issuance of 312,500 shares of common stock to entities affiliated with Technology Crossover Ventures in a the private placement as of January 1, 2015. The amount recorded to reflect the beneficial conversion charge as a result of the Series D IPO Participation Payment has been included and the amounts recorded to reflect the accretion of preferred stock to redemption value on the redeemable convertible preferred stock have been added back to arrive at pro forma net loss attributable to common stockholders and pro forma net loss per share attributable to common stockholders.

We believe that the unaudited pro forma balance sheet, pro forma net loss attributable to common stockholders and pro forma net loss per share attributable to common stockholders provides meaningful information to investors, such as measures of equity, net loss and net loss per share that are comparable to what will be reported by us in our consolidated financial statements for the periods subsequent to and including July 22, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. In July 2015, the FASB elected to defer the effective date of ASU 2014-09. ASU 2014-09 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, but entities will be permitted to early adopt the standard as of the original effective date. The new standard may be applied prospectively to each prior period presented or retrospectively with the cumulative effect recognized on the date of adoption. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

RAPID7, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Business Combinations

On April 30, 2015, we acquired 100% of the outstanding equity of NT OBJECTives, Inc. (NTO). We acquired NTO to expand our web application security offerings. We acquired NTO for total consideration of $6.0 million. We made an initial payment of $3.4 million in cash and issued $0.1 million (9,091 shares) of our common stock upon the closing of the acquisition and are obligated to make two additional payments of $1.5 million each, less the amount of any indemnity claims and net working capital adjustments, on the first and second anniversary dates of the closing. The net present value of these two additional payments, or $2.5 million, is included in the total purchase consideration paid. We expensed the related acquisition costs of $0.4 million in general and administrative expense.

The following table summarizes the consideration paid for NTO and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Consideration (in thousands):
Cash	$3,404
Stock consideration	99
Net present value of deferred cash payments	2,496

Fair value of total consideration transferred	$5,999

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):
Net working capital	$(584)
Intangible assets	2,090

Total identifiable net assets assumed	1,506
Goodwill	4,493

Net purchase price	$5,999

The fair values of identifiable intangible assets were based on valuations using the income approach. The estimated fair values and useful lives of the identifiable intangible assets are as follows:

	Amount	Weighted-average life
	(in thousands)	(years)
Developed technology	$1,950	6
Customer relationships	100	4
Non-compete agreements	40	2

Identifiable intangible assets	$2,090

The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. We believe the amount of goodwill is the expected synergistic benefits of being able to leverage the integration of our existing products and services with the acquired products to both NTO and our customer bases. The goodwill was allocated to our one reportable segment. The acquired goodwill and intangible assets will not be deductible for tax purposes. These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital.

Revenues for NTO were immaterial and the net loss for NTO was $1.2 million from the acquisition date through June 30, 2015. Pro forma results of operations have not been included, as the acquisition of NTO was not material to our results of operations for any periods presented.

In May 2015, we entered into loan agreements with certain retained employees of NTO. The terms of these agreements require the employees to pay us the total amount borrowed, with accrued interest at 1.7% per annum, within 18 months of the agreement date. The loan agreements are secured by restricted stock awards granted to the employees. The aggregate amount of these loans was $0.5 million and is classified as other assets on the consolidated balance sheet.

RAPID7, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Property and Equipment

Property and equipment are recorded at cost. Property and equipment consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Computer equipment and software	$9,270	$8,150
Furniture and fixtures	2,086	1,999
Leasehold improvements	5,728	5,368

Total	17,084	15,517
Less accumulated depreciation	(9,477)	(7,595)

Net property and equipment	$7,607	$7,922

Depreciation expense was $1.0 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $1.9 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

Balance at December 31, 2014	$11,265
NTO acquisition	4,493

Balance at June 30, 2015	$15,758

Identifiable intangible assets consist of the following:

	Weighted- average life (years)	As of June 30, 2015		As of December 31, 2014
		Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
		(in thousands)
Developed technology	5.8	$4,551	$(2,325)	$2,601	$(1,934)
Trade names	8.8	494	(311)	494	(280)
Customer relationships	4.0	100	(4)	—	—
Non-compete agreements	4.8	540	(278)	500	(225)

Total intangible assets		$5,685	$(2,918)	$3,595	$(2,439)

Amortization expense was approximately $0.3 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets as of June 30, 2015 is as follows (in thousands):

2015 (for the remaining six months)	$445
2016	595
2017	522
2018	403
2019	368
2020 and thereafter	434

Total	$2,767

RAPID7, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Stock-Based Compensation Expense

(a)	General

The stock-based compensation expense for restricted stock and stock options was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock-based compensation expense in:
Cost of revenue	$52	$47	$101	$86
Research and development	266	122	410	242
Sales and marketing	195	197	310	316
General and administrative	318	265	585	515

Total stock-based compensation expense	$831	$631	$1,406	$1,159

We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock

Restricted stock activity during the six months ended June 30, 2015 was as follows:

	Shares	Weighted- average grant date fair value per share
Outstanding December 31, 2014	4,185	$1.35
Grants	416,117	10.88
Vested	(21,523)	9.03

Outstanding June 30, 2015	398,779	$10.88

As of June 30, 2015, the unrecognized compensation cost related to 338,962 shares of unvested restricted stock expected to vest was $3.7 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 3.8 years.

(c)	Options

Stock option activity during the six months ended June 30, 2015 was as follows:

	Shares	Weighted- average exercise price per share	Aggregate Intrinsic Value
			(in thousands)
Outstanding as of December 31, 2014	3,561,304	$4.62	$14,821
Granted	940,903	10.15
Exercised	(206,503)	3.41	1,229
Forfeited/cancelled	(107,850)	7.78

Outstanding as of June 30, 2015	4,187,854	5.84	30,282

Vested and exercisable as of June 30, 2015	2,227,350	4.08	20,029
Vested and expected to vest as of June 30, 2015	4,003,678	$5.71	$29,478

As of June 30, 2015, the unrecognized compensation cost related to 1,776,328 unvested stock options expected to vest was $6.2 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.9 years.

RAPID7, INC.

Notes to Consolidated Financial Statements (Unaudited)

The total fair value of stock options vested in the six months ended June 30, 2015 was $1.3 million. The weighted-average grant date fair value of stock options granted in the six months ended June 30, 2015 was $4.51 per share.

The weighted-average remaining contractual life of options outstanding as of June 30, 2015 and options exercisable as of June 30, 2015 was 7.9 years and 7.2 years, respectively.

Note 6. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Numerator
Net loss	$(9,244)	$(8,187)	$(16,926)	$(16,665)
Accretion of preferred stock to redemption value	(23,788)	(15,464)	(35,061)	(27,642)

Net loss attributable to common stockholders, basic and diluted	$(33,032)	$(23,651)	$(51,987)	$(44,307)

Denominator
Weighted-average common shares outstanding, basic and diluted	12,745,051	12,762,938	12,693,900	12,740,052

Net loss per share attributable to common stockholders, basic and diluted	$(2.59)	$(1.85)	$(4.10)	$(3.48)

RAPID7, INC.

Notes to Consolidated Financial Statements (Unaudited)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2015	2014
Options to purchase common stock	4,187,854	3,711,137
Unvested restricted stock	398,779	24,877
Warrants to purchase common stock	200,000	200,000
Convertible preferred stock	16,382,615	13,696,099

Total	21,169,248	17,632,113

Pro Forma Net Loss Per Share

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
	(in thousands, except share and per share data)
Numerator
Net loss attributable to common stockholders	$(33,032)	$(51,987)
Accretion of preferred stock to redemption value	23,788	35,061
Beneficial conversion charge relating to Series D IPO Participation Payment	(14,161)	(14,161)

Net loss attributable to common stockholders, basic and diluted	$(23,405)	$(31,087)

Denominator
Weighted-average common shares outstanding, basic and diluted	12,745,051	12,693,900
Pro forma adjustment to reflect assumed conversion of convertible preferred stock	16,382,615	16,382,615
Pro forma adjustment to reflect common stock issuable in connection with Series D IPO Participation Payment	1,939,990	1,939,990
Pro forma adjustment to reflect common stock issuable upon closing of IPO	7,417,500	7,417,500
Pro forma adjustment to reflect common stock issuable upon closing of the private placement issuance	312,500	312,500

Weighted-average common shares outstanding, basic and diluted	38,797,656	38,746,505

Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(0.80)

Note 7. Commitments and Contingencies

(a)	Warranty

We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

RAPID7, INC.

Notes to Consolidated Financial Statements (Unaudited)

(b)	Litigation and Claims

From time to time, in the normal course of business, various claims are made by customers or other third parties against us, or such claims may be pending or threatened. When we believe that an adverse outcome from such a claim is both probable and estimable, a reserve for the estimated liability is recorded.

We do not expect any liabilities from claims to have a material adverse effect on our financial position or results of operations.

(c)	Indemnification Obligations

We agree to standard indemnification provisions in the ordinary course of business. Pursuant to these provisions, we agree to indemnify, hold harmless and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our customers, in connection with any United States patent, copyright or other intellectual property infringement claim by any third party arising from the use of our products or services in accordance with the agreement or arising from our gross negligence, willful misconduct or violation of the law (provided that there is not gross or willful misconduct on the part of the other party) with respect to our products or services. The term of these indemnification provisions is generally perpetual from the time of execution of the agreement. We carry insurance that covers certain third-party claims relating to our services and limits our exposure. We have never incurred costs to defend lawsuits or settle claims related to these indemnification provisions.

Note 8. Segment Information and Information about Geographic Areas

We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis. All of our principal operations and decision-making functions are located in the United States.

Net revenues by geographic area presented based upon the location of the customer are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
North America	$22,616	$15,784	$42,961	$30,796
Other	3,174	2,096	6,400	3,820

Total	$25,790	$17,880	$49,361	$34,616

Of the net revenues generated in North America, 96% were generated in the United States in the three and six months ended June 30, 2015, and 97% were generated in the United States in the three and six months ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, substantially all of our property and equipment was located within the United States.

Note 9. Related Party Transactions

In July 2015, entities affiliated with Technology Crossover Ventures purchased $5.0 million of our common stock (312,500 shares) in a private placement concurrent with the completion of our IPO at a price per share equal to the IPO price. Entities affiliated with Technology Crossover Ventures are holders of more than 5% of our capital stock and Timothy McAdam, a member of our board of directors, is affiliated with such entities.

Note 10. Subsequent Events

On July 22, 2015, we closed our IPO of 7,417,500 shares of common stock at an offering price of $16.00 per share, including 967,500 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $107.4 million, after deducting underwriting discounts and commissions of $8.3 million and offering expenses of approximately $3.0 million. Upon the closing of the IPO, all of our outstanding preferred stock automatically converted into 18,322,605 shares of common stock, which included 1,939,990 additional shares of common stock issued upon conversion of our Series D preferred stock.

On July 22, 2015, concurrently with the closing of our IPO, we issued and sold to entities affiliated with Technology Crossover Ventures 312,500 shares of our common stock in a private placement at a price equal to the IPO price of $16.00 per share, resulting in net proceeds to us of $5.0 million.

RAPID7, INC.

Notes to Consolidated Financial Statements (Unaudited)

Additionally, in connection with the closing of our IPO, we filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware that amended and restated in its entirety our certificate of incorporation to, among other things (i) increase the total number of shares of our common stock that we are authorized to issue to 100,000,000 and (ii) eliminate all references to the various series of preferred stock that were previously authorized (including certain protective measures held by the various series of preferred stock), except for the reference to 10,000,000 shares of undesignated preferred stock that may be issued, and with terms to be set, by our board of directors.

On July 23, 2015, we repaid our term loan with Silicon Valley Bank. The aggregate amount paid was $18.7 million, which included the full principal amount of $18.0 million, the termination payment of $0.5 million and $0.2 million of accrued interest. Upon the repayment and termination of the term loan, we recorded a $0.9 million charge to interest expense for the unamortized portion of the debt discount. On August 5, 2015, we also terminated our line of credit with Silicon Valley Bank, under which there was no outstanding balance.

On August 17, 2015, we entered into an amendment to our lease agreement for our principal executive offices in Boston, Massachusetts for approximately 20,000 additional square feet. We expect to occupy the additional office space in March 2016 and the term of the lease is 42 months. Our total obligation for the base rent of the additional square footage is approximately $3.4 million over the term of the lease.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2014 included in the final prospectus for our initial public offering dated as of July 16, 2015 and filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-204874).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Rapid7 is a leading provider of security data and analytics solutions that enable organizations to implement an active, analytics-driven approach to cyber security. Our security data and analytics platform was purpose built for today’s increasingly complex and chaotic IT environment. We combine our extensive experience in security data and analytics and deep insight into attacker behaviors and techniques to make sense of the wealth of data available to organizations about their IT environments and users. There has been an explosion of increasingly sophisticated cyber attacks as the proliferation of mobile devices, cloud-based applications and solutions relying on user credentials has eliminated the boundaries that previously defined an organization’s network perimeter and expanded the threat surface that organizations must now defend. Our powerful and proprietary analytics enable organizations to contextualize and prioritize the threats facing their physical, virtual and cloud assets, including those posed by the behaviors of their users. Leveraging our security data and analytics platform, our solutions enable organizations to strategically and dynamically manage their cyber security exposure. Our solutions empower organizations to prevent attacks by providing visibility into vulnerabilities and to rapidly detect compromises, respond to breaches and correct the underlying causes of attacks. This balanced and analytics-focused approach ultimately better secures organizations’ environments and reduces the likelihood of, and risks associated with, cyber attacks. We believe our technology and solutions revolutionize the practice of cyber security and are central and critical to implementing a modern security program.

We primarily market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, professional services and technology. As of June 30, 2015, we had over 4,150 customers in more than 90 countries, including 34% of the Fortune 1000. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 2% of our revenue in the three or six months ended June 30, 2015 and 2014.

We sell our products and services through our direct inside sales team, a direct field sales team established and significantly expanded in 2014 and indirect channel partner relationships. Our sales teams are organized by geography as well as by target organization size. Our global channel partner network complements our sales organization, working closely with our sales teams to extend our geographic reach and to close sales of our offerings as part of larger purchases, particularly in key markets such as Europe, the Middle East and Africa, Asia Pacific and Latin America.

Recent Developments

In July 2015, we closed our initial public offering, or IPO, of 7,417,500 shares of common stock at an offering price of $16.00 per share, including 967,500 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to us of approximately $107.4 million, after deducting underwriting discounts and commissions of $8.3 million and offering expenses of approximately $3.0 million. Concurrent with the closing of our IPO, we issued and sold to entities affiliated with Technology Crossover Ventures 312,500 shares of our common stock in a private placement at a price equal to the IPO price of $16.00 per share, resulting in net proceeds to us of $5.0 million.

Our Business Model

We have three offerings: (1) threat exposure management, which includes our Nexpose, Metasploit and AppSpider products, (2) incident detection and response, which includes our UserInsight product and our incident response services and (3) security advisory services.

We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:

•	Licensed software, including both term and perpetual licenses, and the simultaneous sale of maintenance and support. Our Nexpose, Metasploit and AppSpider products are offered through perpetual or term software licenses, with a substantial majority of our customers selecting a perpetual license. Substantially all customers who purchase software licenses also purchase (1) an agreement for maintenance and support, which provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement and (2) content subscriptions, which provide our customers with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one to three-year terms.

•	Cloud-based subscriptions, where our software capabilities are provided to our customers through cloud access and on a SaaS basis. Our UserInsight and AppSpider products are offered on a cloud-based subscription basis, generally with one to three-year terms.

•	Managed services, where we operate our software and provide our capabilities on behalf of our customers. Our Nexpose, AppSpider and UserInsight products are offered on a managed service basis, generally pursuant to one to three-year agreements.

We also offer different forms of professional services across all of our offerings, including deployment and training services related to our Nexpose, Metasploit, AppSpider and UserInsight software products, incident response services and security advisory services. Customers can purchase our professional services together with our product offerings or on a stand-alone basis pursuant to fixed fee or time-and-materials agreements.

An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, on a monthly basis in a trailing 12-month period by the dollar value of the corresponding expiring customer agreements, and then determining the average for the applicable period. We also calculate an expiring renewal rate that does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. We believe that we have strong renewal rates. Our renewal rate was 115% and 108% for the second quarter of 2015 and 2014, respectively, and our expiring renewal rate was 87% and 85% for the second quarter of 2015 and 2014, respectively. Our goal is to maintain, and work to increase, our renewal rates over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, economic conditions or overall reductions in our customers’ spending levels.

We generate revenue from selling products, maintenance and support, and professional services. For the three months ended June 30, 2015 and 2014, 81% and 87% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 19% and 13%, respectively, was derived from the sale of professional services. For the six months ended June 30, 2015 and 2014, 82% and 87% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 18% and 13%, respectively, was derived from the sale of professional services.

For the three and six months ended June 30, 2015, 61% of our total revenue was derived from sales of content subscriptions, managed services, cloud-based subscriptions and maintenance and support, which we refer to as recurring revenue. For the three and six months ended June 30, 2014, 62% of our total revenue was derived from recurring revenue. We generally bill customers and collect payment for both our products and services up front.

For the three months ended June 30, 2015 and 2014, approximately 83% and 82%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods. For the six months ended June 30, 2015 and 2014, approximately 75% and 73%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods.

Key Metrics

We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Total revenue	$25,790	$17,880	$49,361	$34,616
Year-over-year growth	44.2%	22.9%	42.6%	22.7%
Operating cash flow	$(1,241)	$(2,285)	$(4,253)	$(4,424)
Deferred revenue	$97,511	$67,388	$97,511	$67,388
Number of customers	4,156	3,097	4,156	3,097

Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers.

Operating Cash Flow. We monitor our operating cash flow as a measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as stock-based compensation expenses and depreciation and amortization. Additionally, operating cash flow takes into account the increase in deferred revenue as a result of increases in sales of products and services, which reflects the receipt of cash payment for products before they are recognized into revenue. Our operating cash flow is significantly impacted by changes in deferred revenue, timing of commission and bonus payments and collections of accounts receivable.

Deferred Revenue. We believe that deferred revenue is an important metric as it provides visibility into the revenue to be recognized in future periods. Our deferred revenue consists of amounts that have been invoiced to customers but that have not yet been recognized as revenue. Our deferred revenue balance consists of the portion of products, maintenance and support and professional services revenue that will be recognized ratably over the applicable maintenance and support contract period. Revenue from professional services that are sold on a stand-alone basis is recognized as those services are rendered.

Number of Customers. We believe that the size of our customer base is an indicator of our global market penetration and that our net customer additions are an indicator of the growth of our business.

Non-GAAP Financial Results

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP operating loss and non-GAAP net loss, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangible assets and acquisition related expenses. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of intangible assets allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We also believe that excluding the impact of costs directly related to acquisitions as these costs are unrelated to the current operations and neither comparable to the prior period nor predictive of future results and allows for a more meaningful comparisons between the operating results from period to period. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

There are limitations in using non-GAAP financial measures because the non-GAAP financial measures are not prepared in accordance with GAAP, may be different from non-GAAP financial measures used by other companies and exclude expenses that may have a material impact upon our reported financial results. Further, stock-based compensation expense has been and will continue to be for the foreseeable future a significant recurring expense in our business and an important part of the compensation provided to our employees.

The following table reconciles GAAP gross profit to non-GAAP gross profit for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
GAAP gross profit	$19,063	$13,670	$36,142	$26,548
Stock-based compensation expense	52	47	101	86
Amortization of intangible assets	276	217	479	434

Non-GAAP gross profit	$19,391	$13,934	$36,722	$27,068

The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
GAAP loss from operations	$(8,573)	$(7,393)	$(15,191)	$(15,121)
Stock-based compensation expense	831	631	1,406	1,159
Amortization of intangible assets	276	217	479	434
Acquisition related expenses	360	—	416	—

Non-GAAP loss from operations	$(7,106)	$(6,545)	$(12,890)	$(13,528)

The following table reconciles GAAP net loss attributable to common shareholders to non-GAAP net loss for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
GAAP net loss attributable to common shareholders	$(33,032)	$(23,651)	$(51,987)	$(44,307)
Accretion of preferred stock to redemption value	23,788	15,464	35,061	27,642

GAAP net loss	(9,244)	(8,187)	(16,926)	(16,665)
Stock-based compensation expense	831	631	1,406	1,159
Amortization of intangible assets	276	217	479	434
Acquisition related expenses	360	—	416	—

Non-GAAP net loss	$(7,777)	$(7,339)	$(14,625)	$(15,072)

Non-GAAP net loss per share, basic and diluted	$(0.61)	$(0.58)	$(1.15)	$(1.18)

Weighted–average common shares outstanding, basic and diluted	12,745,051	12,762,938	12,693,900	12,740,052

Components of Results of Operations

Revenue

We generate revenue primarily from selling products, maintenance and support and professional services through a variety of delivery models to meet the needs of our diverse customer base. We generally bill customers and collect payment for both our products and services up front.

Products

We generate products revenue from the sale of (1) perpetual or term software licenses and associated content subscriptions for our Nexpose, Metasploit and AppSpider products, (2) managed services for our Nexpose, AppSpider and UserInsight products and (3) cloud-based subscriptions for our UserInsight and AppSpider products. We also generate an immaterial amount of appliance revenue that is included in our products revenue and that is associated with hardware sold as part of our Nexpose product to certain customers. Revenue for software licenses and any other products and services that are sold along with the software license is deferred on our balance sheet and recognized as revenue on the consolidated statements of operations ratably over the contractual period of the maintenance and support, which is typically one to three years.

Maintenance and Support

We generate maintenance and support revenue when customers purchase or renew agreements for maintenance and support of their Nexpose, Metasploit and AppSpider deployments. Substantially all customers purchase an agreement for maintenance and support in connection with their purchase of a Nexpose or Metasploit software license. Revenue from maintenance and support is typically recognized ratably over the term of the applicable agreement.

Professional Services

We generate professional service revenue from the sale of deployment and training services related to our products, incident response services and security advisory services. Revenue from professional services sold together with our other offerings is recognized ratably over the term of the applicable agreement. Revenue from professional services sold on a stand-alone basis is recognized as those services are rendered.

Cost of Revenue

Our total cost of revenue consists of the costs of products, maintenance and support and professional services revenue.

Cost of Products

Cost of products consists of personnel and related costs for our content and cloud operations team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead costs, which consists of IT, information security, facilities and depreciation and is allocated based on relative headcount. Also included in cost of products are software license fees, hosting costs and internet connectivity expenses directly related to delivering our products, as well as amortization of intangible assets.

Cost of Maintenance and Support

Cost of maintenance and support consists of personnel and related costs for our support team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead.

Cost of Professional Services

Cost of professional services consists of personnel and related costs for our professional services team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, costs of contracted third-party vendors, travel and entertainment expenses and allocated overhead.

We expect our cost of revenue to increase on an absolute dollar basis in the near term as we continue to grow our revenue, but to remain relatively consistent as a percentage of total revenue.

Gross Margin

Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products and services, the mix of products sold, transaction volume growth and the mix of revenue among products and services. We expect our gross margins to fluctuate over time depending on the factors described above.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses.

Research and Development Expense

Research and development expense consists of personnel costs for our research and development team, including salaries, bonuses, stock-based compensation and other related costs. Additional expenses include subcontracting, consulting and professional fees for third-party development resources as well as allocated overhead.

We expect research and development expense to increase on an absolute dollar basis in the near term as we continue to increase investments in our products and technology platform innovation, but to decrease as a percentage of total revenue.

Sales and Marketing Expense

Sales and marketing expense consists of personnel costs for our sales and marketing team, including salaries, commissions, bonuses, stock-based compensation and other related costs. Additional expenses include marketing activities and promotional events, travel and entertainment, training costs and allocated overhead.

We expect sales and marketing expense to increase on an absolute dollar basis in the near term as we continue to increase investments to drive our revenue growth, but to decrease as a percentage of total revenue.

General and Administrative Expense

General and administrative expense consists of personnel costs for our administrative, legal, human resources, finance and accounting team, including salaries, bonuses, stock-based compensation and other related costs. Additional expenses include travel and entertainment, subcontracting, professional fees, insurance, acquisition related expenses and allocated overhead, as well as changes in the fair market value of the contingent consideration liability associated with acquisitions, which are subject to revaluation.

We expect general and administrative expense to increase on an absolute dollar basis in the near term as we continue to increase investments to support our growth and as a result of our becoming a public company, but to decrease as a percentage of total revenue.

Interest Income (Expense), Net

Interest income (expense), net consists of interest incurred on our outstanding term loan obligation and related discount amortization offset by interest income on our cash balances.

Other Income (Expense), Net

Other income (expense), net consists of unrealized and realized gains and losses related to changes in foreign currency exchange rates.

Provision for Income Taxes

Provision for income taxes relates primarily to U.S. federal and state, as well as certain foreign jurisdiction, income taxes. We have generated net losses in all periods to date and recorded a full valuation allowance against our U.S. deferred tax assets. We expect to maintain a full valuation allowance on our U.S. deferred tax assets in the near term. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Results of Operations

The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Products	$14,639	$11,013	$28,284	$21,628
Maintenance and support	6,253	4,474	12,052	8,619
Professional services	4,898	2,393	9,025	4,369

Total revenue	25,790	17,880	49,361	34,616
Cost of revenue:(1)
Products	1,339	1,022	2,885	2,261
Maintenance and support	1,412	1,152	2,622	2,140
Professional services	3,976	2,036	7,712	3,667

Total cost of revenue	6,727	4,210	13,219	8,068
Operating expenses:(1)
Research and development	8,131	6,328	14,545	12,448
Sales and marketing	14,457	11,561	27,687	22,565
General and administrative	5,048	3,174	9,101	6,656

Total operating expenses	27,636	21,063	51,333	41,669

Loss from operations	(8,573)	(7,393)	(15,191)	(15,121)
Interest income (expense), net	(737)	(703)	(1,422)	(1,398)
Other income (expense), net	163	4	(142)	45

Loss before income taxes	(9,147)	(8,092)	(16,755)	(16,474)
Provision for income taxes	97	95	171	191

Net loss	(9,244)	(8,187)	(16,926)	(16,665)
Accretion of preferred stock to redemption value	(23,788)	(15,464)	(35,061)	(27,642)

Net loss attributable to common stockholders	$(33,032)	$(23,651)	$(51,987)	$(44,307)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$52	$47	$101	$86
Research and development	266	122	410	242
Sales and marketing	195	197	310	316
General and administrative	318	265	585	515

Total stock-based compensation expense	$831	$631	$1,406	1,159

Depreciation and amortization expense:
Cost of revenue	$435	$326	$787	$617
Research and development	236	311	477	528
Sales and marketing	383	402	754	696
General and administrative	173	107	343	183

Total depreciation and amortization expense	$1,227	$1,146	$2,361	$2,024

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Statements of Operations Data:
Revenue:
Products	56.8%	61.6%	57.3%	62.5%
Maintenance and support	24.2	25.0	24.4	24.9
Professional services	19.0	13.4	18.3	12.6

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	5.2	5.7	5.9	6.5
Maintenance and support	5.5	6.4	5.3	6.2
Professional services	15.4	11.4	15.6	10.6

Total cost of revenue	26.1	23.5	26.8	23.3
Operating expenses:
Research and development	31.5	35.4	29.5	36.0
Sales and marketing	56.1	64.7	56.1	65.2
General and administrative	19.6	17.7	18.4	19.2

Total operating expenses	107.2	117.8	104.0	120.4

Loss from operations	(33.3)	(41.3)	(30.8)	(43.7)
Interest income (expense), net	(2.8)	(4.0)	(2.8)	(4.0)
Other income (expense), net	0.6	—	(0.3)	0.1

Loss before income taxes	(35.5)	(45.3)	(33.9)	(47.6)
Provision for income taxes	0.3	0.5	0.4	0.5

Net loss	(35.8)	(45.8)	(34.3)	(48.1)
Accretion of preferred stock to redemption value	(92.2)	(86.5)	(71.0)	(79.9)

Net loss attributable to common stock holders	(128.0)%	(132.3)%	(105.3)%	(128.0)%

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Revenue:
Products	$14,639	$11,013	$3,626	32.9%
Maintenance and support	6,253	4,474	1,779	39.8
Professional services	4,898	2,393	2,505	104.7

Total revenue	$25,790	$17,880	$7,910	44.2%

Total revenue increased by $7.9 million in the three months ended June 30, 2015 compared to the same period in 2014 primarily due to an increase of $6.8 million recognized from our deferred revenue balance. The remaining increase was the result of a net increase of $1.0 million from sales to existing customers and $0.1 million from sales to new customers. The increase in total revenue in the three months ended June 30, 2015 was comprised of $6.8 million from North America and $1.1 million from the rest of the world. We added 254 net new customers during the three months ended June 30, 2015, compared to 237 net new customers for the same period in 2014. Products revenue and maintenance and support revenue increased by $3.6 million and $1.8 million, respectively, primarily due to the same contributors that drove our increase in total revenue. Professional services revenue increased by $2.5 million primarily due to increased demand for deployment and training and security advisory services.

Cost of Revenue

	Three Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenue:
Products	$1,339	$1,022	$317	31.0%
Maintenance and support	1,412	1,152	260	22.6
Professional services	3,976	2,036	1,940	95.3

Total cost of revenue	$6,727	$4,210	$2,517	59.8%

Gross margin %:
Products	90.9%	90.7%
Maintenance and support	77.4	74.3
Professional services	18.8	14.9

Total gross margin %	73.9%	76.5%

Total cost of revenue increased by $2.5 million in the three months ended June 30, 2015 compared to the same period in 2014 primarily due to a $1.9 million increase in personnel costs and a $0.4 million increase in allocated overhead both as a result of our increase in headcount from 85 as of June 30, 2014 to 117 as of June 30, 2015 to support our growing customer base. Our increase in total cost of revenue also included a $0.2 million increase in travel and entertainment expenses and a $0.1 million increase in amortization expense, offset by a $0.1 million reduction in professional fees. The same factors were the primary contributors to the increases in products, maintenance and support and professional services cost of revenue.

Total gross margin percentage decreased slightly due to our quarterly sales mix.

Operating Expenses

Research and Development Expense

	Three Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$8,131	$6,328	$1,803	28.5%
% of revenue	31.5%	35.4%

Research and development expense increased by $1.8 million in the three months ended June 30, 2015 compared to the same period in 2014 primarily due to a $1.5 million increase personnel costs and a $0.2 million increase in allocated overhead both as a result of our increase in headcount from 117 as of June 30, 2014 to 143 as of June 30, 2015 to support our product innovation. Of the $1.5 million increase in personnel costs, $0.8 million related to employees retained in connection with our acquisition of NT OBJECTives, Inc., or NTO. Our increase in research and development expense also included a $0.1 million increase in travel and entertainment expense.

Sales and Marketing Expense

	Three Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$14,457	$11,561	$2,896	25.0%
% of revenue	56.1%	64.7%

Sales and marketing expense increased by $2.9 million in the three months ended June 30, 2015 compared to the same period in 2014 primarily due to a $1.3 million increase in personnel costs, including sales commissions, and a $0.4 million increase in allocated overhead both as a result of our increase in headcount from 220 as of June 30, 2014 to 258 as of June 30, 2015 to drive additional sales of our products and services. Of the $1.3 million increase in personnel costs, $0.4 million related to employees retained in connection with our acquisition of NTO. Our increase in sales and marketing expense also included a $1.0 million increase in marketing programs, driven largely by our customer conference, a $0.1 million increase in travel and entertainment expense and a $0.1 million increase in professional fees.

General and Administrative Expense

	Three Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
General and administrative	$5,048	$3,174	$1,874	59.0%
% of revenue	19.6%	17.7%

General and administrative expense increased by $1.9 million in the three months ended June 30, 2015 compared to the same period in 2014 primarily due to a $1.1 million increase in professional fees as a result of costs indirectly related to our IPO as well as costs associated with our acquisition of NTO. Our increase in general and administrative expense also included a $0.4 million increase in personnel costs and a $0.3 million increase in allocated overhead, both as a result of our increase in headcount from 57 as of June 30, 2014 to 81 as of June 30, 2015 to support our overall company growth as well as our preparation to operate as a public company. We also had an increase of $0.1 million in travel and entertainment expense in the three months ended June 30, 2015.

Interest Income (Expense), Net

	Three Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Interest income (expense), net	$(737)	$(703)	$(34)	(4.8)%
% of revenue	(2.8)%	(4.0)%

Interest income (expense), net remained relatively consistent in the three months ended June 30, 2015 compared to the same period in 2014.

Other Income (Expense), Net

	Three Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Other income (expense), net	$163	$4	$159	NM
% of revenue	0.6%	—%

Other income (expense), net changed from de minimis income in the three months ended June 30, 2014 to income of $0.2 million in the three months ended June 30, 2015 primarily due to unrealized foreign currency gains, specifically in European currencies.

Provision for Income Taxes

	Three Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Provision for income taxes	$97	$95	$2	2.1%
% of revenue	0.3%	0.5%

Provision for income taxes remained relatively consistent in the three months ended June 30, 2015 compared to the same period in 2014.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue

	Six Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Revenue:
Products	$28,284	$21,628	$6,656	30.8%
Maintenance and support	12,052	8,619	3,433	39.8
Professional services	9,025	4,369	4,656	106.6

Total revenue	$49,361	$34,616	$14,745	42.6%

Total revenue increased by $14.7 million in the six months ended June 30, 2015 compared to the same period in 2014 primarily due to an increase of $11.9 million recognized from our deferred revenue balance. The remaining increase was the result of a net increase of $0.9 million from sales to existing customers and $1.9 million from sales to new customers. The increase in total revenue in the six months ended June 30, 2015 was comprised of $12.2 million from North America and $2.5 million from the rest of the world. We added 423 net new customers during the six months ended June 30, 2015, compared to 364 net new customers for the same period in 2014. Products revenue and maintenance and support revenue increased by $6.7 million and $3.4 million, respectively, primarily due to the same contributors that drove our increase in total revenue. Professional services revenue increased by $4.6 million primarily due to increased demand for deployment and training and security advisory services.

Cost of Revenue

	Six Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenue:
Products	$2,885	$2,261	$624	27.6%
Maintenance and support	2,622	2,140	482	22.5
Professional services	7,712	3,667	4,045	110.3

Total cost of revenue	$13,219	$8,068	$5,151	63.8%

Gross margin %:
Products	89.8%	89.5%
Maintenance and support	78.2	75.2
Professional services	14.5	16.1

Total gross margin %	73.2%	76.7%

Total cost of revenue increased by $5.2 million in the six months ended June 30, 2015 compared to the same period in 2014 primarily due to a $3.9 million increase in personnel costs and a $0.9 million increase in allocated overhead both as a result of our increase in headcount from 85 as of June 30, 2014 to 117 as of June 30, 2015 to support our growing customer base. Our increase in total cost of revenue also included a $0.4 million increase in travel and entertainment expenses. The same factors were the primary contributors to the increases in products, maintenance and support and professional services cost of revenue.

Total gross margin percentage decreased slightly due to our sales mix.

Operating Expenses

Research and Development Expense

	Six Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$14,545	$12,448	$2,097	16.8%
% of revenue	29.5%	36.0%

Research and development expense increased by $2.1 million in the six months ended June 30, 2015 compared to the same period in 2014 primarily due to a $1.6 million increase personnel costs and a $0.3 million increase in allocated overhead, both as a result of our increase in headcount from 117 as of June 30, 2014 to 143 as of June 30, 2015 to support our product innovation. Of the $1.6 million increase in personnel costs, $0.8 million related to employees retained in connection with our acquisition of NTO. Our increase in research and development expense also included a $0.1 million increase in professional fees and a $0.1 million increase in travel and entertainment expense.

Sales and Marketing Expense

	Six Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$27,687	$22,565	$5,122	22.7%
% of revenue	56.1%	65.2%

Sales and marketing expense increased by $5.1 million in the six months ended June 30, 2015 compared to the same period in 2014 primarily due to a $3.4 million increase in personnel costs, including sales commissions, and a $1.0 million increase in allocated overhead, both as a result of our increase in headcount from 220 as of June 30, 2014 to 258 as of June 30, 2015 to drive additional sales of our products and services. Of the $3.4 million increase in personnel costs, $0.4 million related to employees retained in connection with our acquisition of NTO. Our increase in sales and marketing expense also included a $0.8 million increase in marketing programs, driven largely by our customer conference, partially offset by a $0.1 million decrease in professional fees.

General and Administrative Expense

	Six Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
General and administrative	$9,101	$6,656	$2,445	36.7%
% of revenue	18.4%	19.2%

General and administrative expense increased by $2.4 million in the six months ended June 30, 2015 compared to the same period in 2014 primarily due to a $1.3 million increase in professional fees as a result of costs indirectly related to our IPO as well as costs associated with our acquisition of NTO. Our increase in total general and administrative expense also included a $0.9 million increase in personnel costs and a $0.2 million increase in allocated overhead, both as a result of our increase in headcount from 57 as of June 30, 2014 to 81 as of June 30, 2015 to support our overall company growth as well as our preparation to operate as a public company.

Interest Income (Expense), Net

	Six Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Interest income (expense), net	$(1,422)	$(1,398)	$(24)	(1.7)%
% of revenue	(2.8)%	(4.0)%

Interest income (expense), net remained relatively consistent in the six months ended June 30, 2015 compared to the same period in 2014.

Other Income (Expense), Net

	Six Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Other income (expense), net	$(142)	$45	$(187)	NM
% of revenue	(0.3)%	0.1%

Other income (expense), net changed from de minimis income in the six months ended June 30, 2014 to expense of $0.1 million in the six months ended June 30, 2015 primarily due to changes in realized and unrealized foreign currency exchange losses, specifically in European currencies.

Provision for Income Taxes

	Six Months Ended June 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Provision for income taxes	$171	$191	$(20)	(10.5)%
% of revenue	0.4%	0.5%

Provision for income taxes remained relatively consistent in the six months ended June 30, 2015 compared to the same period in 2014.

Liquidity and Capital Resources

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. As of June 30, 2015, we had $27.0 million in cash and an accumulated deficit of $293.2 million.

On July 22, 2015, we closed our IPO of 7,417,500 shares of common stock at an offering price of $16.00 per share, including 967,500 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to us of approximately $107.4 million, after deducting underwriting discounts and commissions of approximately $8.3 million and offering expenses of approximately $3.0 million. Concurrent with the closing of our IPO, we issued and sold to entities affiliated with Technology Crossover Ventures 312,500 shares of our common stock in a private placement at a price equal to the IPO price of $16.00 per share, resulting in net proceeds to us of $5.0 million.

We believe that our existing cash balance together with cash generated from our operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, and the introduction of new and enhanced products and professional service offerings. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.

The following table shows a summary of our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash, beginning of period	$36,823	$20,612
Net cash used in operating activities	(4,253)	(4,424)
Net cash used in investing activities	(4,539)	(5,890)
Net cash used in financing activities	(944)	(803)
Effects of exchange rates on cash	(87)	3

Cash, end of period	$27,000	$9,498

Sources of Funds

We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $93.4 million from the sale of shares of common and preferred stock over a period of several years prior to our IPO.

As of June 30, 2015, we were also party to a subordinated loan and security agreement with Silicon Valley Bank, which we entered into in December 2013, pursuant to which we borrowed $18.0 million. Interest on the outstanding principal balance accrued monthly at a rate of 12% per annum. On July 23, 2015, we repaid the full outstanding principal balance, together with all accrued interest and a termination fee, with a portion of the proceeds from our IPO. We also had a line of credit with Silicon Valley Bank pursuant to a loan and security agreement, as modified in December 2013, for up to $10.0 million that had no balance drawn as of June 30, 2015 and that we terminated on August 5, 2015.

Uses of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities, business acquisitions and other working capital needs.

Operating Activities

Operating activities used $4.3 million of cash in the six months ended June 30, 2015, which reflected growth in revenue, offset by continuing investment in our operations. Cash used in operating activities reflected our net loss of $16.9 million, partially offset by a decrease in our net operating assets and liabilities of $8.1 million and non-cash charges of $4.5 million related to depreciation and amortization, stock-based compensation, provision for doubtful accounts and non-cash interest charges. The decrease in our net operating assets and liabilities was primarily due to a $12.4 million increase in deferred revenue from sales of our products and services and a $0.1 million increase in other liabilities, partially offset by a $1.4 million decrease in accounts payable, a $1.1 million decrease in accrued expense, a $1.1 million increase in prepaid expenses and other assets and a $0.8 million increase in accounts receivable.

Operating activities used $4.4 million of cash in the six months ended June 30, 2014, which reflected growth in revenue, offset by continuing investment in our operations. Cash used in operating activities reflected our net loss of $16.7 million, offset by a decrease in our net operating assets and liabilities of $8.5 million and non-cash charges of $3.8 million related to stock-based compensation, depreciation and amortization, provision for doubtful accounts and non-cash interest charges. The increase in our net operating assets and liabilities was primarily due to a $7.5 million increase in deferred revenue from sales of our products and services, a $2.3 million increase in other liabilities and a $1.4 million decrease in accounts receivable, partially offset by a $1.2 million decrease in accounts payable, a $1.0 million increase in prepaid expenses and other assets and a $0.5 million decrease in accrued expenses.

Investing Activities

Investing activities used $4.5 million of cash in the six months ended June 30, 2015, as a result of $3.3 million for net cash used in the acquisition of NTO and $1.2 million for capital expenditures to purchase property and equipment.

Investing activities used $5.9 million of cash in the six months ended June 30, 2014, primarily for expenditures to purchase property and equipment, principally related to leasehold improvements for our new corporate headquarters.

Financing Activities

Financing activities used $0.9 million of cash in the six months ended June 30, 2015, which consisted primarily of $1.5 million for payment of costs related to our IPO and $0.1 million of payments on capital lease obligations, partially offset by $0.7 million in proceeds from exercises of stock options.

Financing activities used $0.8 million of cash in the six months ended June 30, 2014, which consisted primarily of $0.8 million in payments of contingent consideration related to acquisitions and $0.1 million of payments on capital lease obligations, partially offset by $0.1 million in proceeds from exercises of stock options.

Contractual Obligations and Commitments

As of June 30, 2015, there were no material changes in our contractual obligations and commitments from those disclosed in the final prospectus for our IPO dated as of July 16, 2015 and filed with the SEC pursuant to Rule 424(b)(4). Subsequent to June 30, 2015, we repaid in full the outstanding principal balance of our term loan with Silicon Valley Bank, together with all accrued interest and a termination fee, with a portion of the proceeds from our IPO.

Subsequent to June 30, 2015, we entered into an amendment to our lease agreement for our principal executive offices in Boston, Massachusetts pursuant to which we have leased approximately 20,000 additional square feet.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in off-balance sheet financing arrangements. In addition, we do not engage in trading activities involving non-exchange traded contracts. We therefore believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Recent Accounting Pronouncements

See note 1 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in the final prospectus for our IPO dated as of July 16, 2015 and filed with the SEC pursuant to Rule 424(b)(4).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as to a lesser extent, inflation.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Hong Kong, Canada, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash is held in readily available checking and money market accounts. These securities are not dependent on interest rate fluctuations that may cause the principal amount of these assets to fluctuate. Additionally, the interest rate on our term loan outstanding as of June 30, 2015 was fixed and we repaid the full outstanding principal balance and accrued interest with a portion of the proceeds from our IPO. We have a working capital line of credit with an annual interest rate equal to the prime rate plus 1.25%. As of June 30, 2015, there was no outstanding balance on this facility. In August 2015, we terminated this facility.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on the evaluation of our disclosure controls and procedure as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business and Industry

We are a rapidly growing company, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We are a rapidly growing company. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and the trading price of our stock may decline.

If we are unable to sustain our revenue growth rate, we may not achieve or maintain profitability in the future.

From the year ended December 31, 2011 to the year ended December 31, 2014, our revenue grew from $31.0 million to $76.9 million, which represents a compounded annual growth rate of approximately 35%. Although we have experienced rapid growth historically and currently have high renewal rates, we may not continue to grow as rapidly in the future and our renewal rates may decline. Any success that we may experience in the future will depend in large part on our ability to, among other things:

•	maintain and expand our customer base;

•	increase revenues from existing customers through increased or broader use of our products and professional services within their organizations;

•	improve the performance and capabilities of our products through research and development;

•	continue to develop our cloud-based solutions;

•	maintain the rate at which customers purchase our content subscriptions and maintenance and support;

•	continue to successfully expand our business domestically and internationally; and

•	successfully compete with other companies.

If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.

We have not been profitable historically and may not achieve or maintain profitability in the future.

We have posted a net loss in each year since inception, including net losses of approximately $12.4 million in 2012, $18.9 million in 2013, $32.6 million in 2014 and $16.9 million in the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $293.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development related to our offerings, including investments in our research and development team;

•	sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;

•	continued international expansion of our business;

•	expansion of our professional services organization; and

•	general administration expenses, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not achieve or maintain profitability in the future.

If our products or professional services fail to detect vulnerabilities or incorrectly detect vulnerabilities, or if our products contain undetected errors or defects, our brand and reputation could be harmed, which could have an adverse effect on our business and results of operations.

If our products or professional services fail to detect vulnerabilities in our customers’ cyber security infrastructure, or if our products or professional services fail to identify and respond to new and increasingly complex methods of cyber attacks, our business and reputation may suffer. There is no guarantee that our products or professional services will detect all vulnerabilities, especially in light of the rapidly changing security landscape to which we must respond. Additionally, our products may falsely detect vulnerabilities or threats that do not actually exist. For example, our Metasploit offering relies on information provided by an active community of more than 45,000 security researchers as of April 2015, who contribute new exploits, attacks and vulnerabilities. If the information from these third parties is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings and may therefore adversely impact market acceptance of our products and professional services and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem.

Our products may also contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new products and product upgrades and we expect that these errors or defects will be found from time to time in the future in new or enhanced products after commercial release. Defects may cause our products to be vulnerable to attacks, cause them to fail to detect vulnerabilities, or temporarily interrupt customers’ networking traffic. Any errors, defects, disruptions in service or other performance problems with our products may damage our customers’ business and could hurt our reputation. If our products or professional services fail to detect vulnerabilities for any reason, we may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results.

An actual or perceived security breach or theft of the sensitive data of one of our customers, regardless of whether the breach is attributable to the failure of our products or professional services, could adversely affect the market’s perception of our offerings and subject us to legal claims.

We face intense competition in our market.

The market for cyber security solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our competitors include: vulnerability management and assessment vendors, including Qualys and Tenable Network Security; diversified security software and services vendors, including McAfee (a subsidiary of Intel), IBM and HP; security services specialists, including Mandiant (a subsidiary of FireEye); and providers of point solutions that compete with some of the features present in our solutions.

Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger intellectual property portfolios and broader global distribution and presence. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on cyber security and could directly compete with us. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies, the evolution of our offerings and new market entrants, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader product offerings and can bundle competing products and services with other software offerings. As a result, customers may choose a bundled product offering from our competitors, even if individual products have more limited functionality than our solutions. These competitors may also offer their products at a lower price as part of this larger sale, which could increase pricing pressure on our offerings and cause the average sales price for our offerings to decline. These larger competitors are also often in a better position to withstand any significant reduction in capital spending, and will therefore not be as susceptible to economic downturns.

Furthermore, our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and product and services offerings in the markets we address. In addition, current or potential competitors may be acquired by third parties with greater available resources. As a result of such relationships and acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products and services, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their product and service offerings more quickly than we do. For all of these reasons, we may not be able to compete successfully against our current or future competitors.

The market for our products and professional services is new and unproven and may not grow.

We believe our future success will depend in large part on the growth, if any, in the market for cyber security data and analytics. This market is nascent, and as such, it is difficult to predict important market trends, including the potential growth, if any. To date, the majority of enterprise spend on cyber security has been on threat protection products, such as network, endpoint and web security that are designed to stop threats from penetrating corporate networks. Organizations that use these security products may believe that their existing security solutions sufficiently protect access to their sensitive business data. Therefore, they may continue allocating their cyber security budgets to these products and may not adopt our products and professional services in addition to, or in lieu of, such traditional products. Further, sophisticated cyber attackers are skilled at adapting to new technologies and developing new methods of gaining access to organizations’ sensitive business data, and changes in the nature of advanced cyber threats could result in a shift in IT budgets away from products and professional services such as ours. In addition, while recent high visibility attacks on prominent enterprises and governments have increased market awareness of the problem of cyber attacks, if cyber attacks were to decline, or enterprises or governments perceived that the general level of cyber attacks have declined, our ability to attract new customers and expand our sale to existing customers could be materially and adversely affected. If products and professional services such as ours are not viewed by organizations as necessary, or if customers do not recognize the benefit of our offerings as a critical layer of an effective cyber security strategy, our revenue may not grow as quickly as expected, or may decline, and the trading price of our stock could suffer. It is therefore difficult to predict how large the market will be for our solutions.

In addition, it is difficult to predict customer adoption and renewal rates, customer demand for our products and professional services, the size and growth rate of the market for cyber security data analytics, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our offerings and those of our competitors. If these offerings do not achieve widespread adoption or there is a reduction in demand for solutions in our market caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenue, any of which would adversely affect our business operations and financial results. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and unproven market.

Forecasts of our market and market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.

Growth forecasts included in this prospectus relating to our market opportunity and the expected growth in the market for information and data security analytics are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if these markets meet our size estimates and experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this prospectus should not be taken as indicative of our future growth.

Organizations may be reluctant to purchase cyber security data analytics offerings that are cloud-based due to the actual or perceived vulnerability of cloud solutions.

Some organizations have been reluctant to use cloud solutions for cyber security, such as UserInsight, because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with this solution. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole may be negatively impacted.

If we do not continue to innovate and offer products and professional services that address the dynamic threat landscape, we may not remain competitive, and our revenue and operating results could suffer.

The cyber security market is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards. Our success also depends on continued innovation to provide features that make our products and professional services responsive to the dynamic threat landscape. While we continue to invest significant resources in research and development in order to ensure that our products continue to address the cyber security risks that our customers face, the introduction of products and services embodying new technologies could render our existing products or services obsolete or less attractive to customers. In addition, developing new products and product enhancements is expensive and time consuming, and there is no assurance that such activities will result in significant cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected. Further, we may not be able to successfully anticipate or adapt to changing technology or customer requirements or the dynamic threat landscape on a timely basis, or at all.

To date, we have derived a substantial majority of our revenue from customers using our threat exposure management offerings. If we are unable to renew or increase sales of our threat exposure management offerings, or if we are unable to increase sales of our other offerings, our business and operating results could be adversely affected.

Although we have recently introduced new products and professional services, we derive and expect to continue to derive a substantial majority of our revenue from customers using certain of our threat exposure management offerings, Nexpose and Metasploit. Approximately two-thirds of our revenue was attributable to Nexpose in each of the last three fiscal years. As a result, our operating results could suffer due to:

•	any decline in demand for our threat exposure management offerings;

•	failure of our threat exposure management offerings to detect vulnerabilities in our customers’ IT environments;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our threat exposure management offerings;

•	technological innovations or new standards that our threat exposure management offerings do not address;

•	sensitivity to current or future prices offered by us or competing solutions; and

•	our inability to release enhanced versions of our threat exposure management offerings on a timely basis in response to the dynamic threat landscape.

Our inability to renew or increase sales of our threat exposure management offerings, including content subscriptions and maintenance and support, or a decline in prices of our threat exposure management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. For example, our sales and marketing of our UserInsight product for incident detection and response is relatively new, and it is uncertain whether UserInsight will gain market acceptance. We are also investing heavily in the expansion of our security advisory services offerings, which we believe will help drive demand for our other products in addition to being a stand-alone service. Any factor adversely affecting sales of our products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.

If Metasploit were to be used by attackers to exploit vulnerabilities in the cyber security infrastructures of third parties, our reputation and business could be harmed.

Although Metasploit is a penetration testing tool that is intended to allow organizations to test the effectiveness of their cyber security programs, Metasploit has in the past and may in the future be used to exploit vulnerabilities in the cyber security infrastructures of third parties. While we have incorporated certain features into Metasploit to deter misuse, there is no guarantee that these controls will not be circumvented or that Metasploit will only be used defensively or for research purposes, and any actual or perceived security breach, malicious intrusion or theft of sensitive data in which Metasploit is believed to have been used could adversely affect perception of, and demand for, our offerings. Further, the identification of new exploits and vulnerabilities by the Metasploit community may enhance the knowledge base of cyber attackers or enable them to undertake new forms of attacks. If any of the foregoing were to occur, we could suffer negative publicity and loss of customers and sales, as well as possible legal claims.

A component of our growth strategy is dependent on our continued international expansion, which adds complexity to our operations.

We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the year ended December 31, 2014, international operations generated 12% of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services outside of the United States or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

•	foreign currency exchange fluctuations;

•	trade and foreign exchange restrictions;

•	economic or political instability in foreign markets;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements, including, but not limited to data privacy, data protection and data security regulations;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•	costs of compliance with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell or provide our solutions in certain foreign markets, and the risks and costs of non-compliance;

•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

•	the potential for political unrest, acts of terrorism, hostilities or war;

•	management communication and integration problems resulting from cultural differences and geographic dispersion;

•	costs associated with language localization of our products; and

•	costs of compliance with multiple and possibly overlapping tax structures.

Our business, including the sales of our products and professional services by us and our channel partners, may be subject to foreign governmental regulations, which vary substantially from country to country and change from time to time. Our failure, or the failure by our channel partners, to comply with these regulations could adversely affect our business. Further, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to comply with these laws and policies, there can be no assurance that our employees, contractors, channel partners and agents have complied, or will comply, with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our products and could have a material adverse effect on our business and results of operations. If we are unable to successfully manage the challenges of international expansion and operations, our business and operating results could be adversely affected.

As a cyber security provider, we are a target of cyber attacks that could adversely impact our reputation and operating results.

We sell cyber security and data analytics products. As a result, we have been and will be a target of cyber attacks designed to impede the performance of our products, penetrate our network security or the security of our cloud platform or our internal systems, or that of our customers, misappropriate proprietary information and/or cause interruptions to our services. For example, because Metasploit serves as an introduction to hacking for many individuals, a successful cyber attack on us may be perceived as a victory for a cyber attacker, thereby increasing the likelihood that we may be a target for attack even absent a financial motive. Further, if our systems are breached, attackers could learn critical information about how our products operate to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber attacks. In addition, if actual or perceived breaches of our network security occur, they could adversely affect the market perception of our products, negatively affecting our reputation, and may expose us to the loss of our proprietary information or information belonging to our customers, investigations or litigation and possible liability, including injunctive relief and monetary damages. Such security breaches could also divert the efforts of our technical and management personnel. In addition, such security breaches could impair our ability to operate our business and provide products to our customers. If this happens, our reputation could be harmed, our revenue could decline and our business could suffer.

We are dependent on the continued services and performance of our senior management and other key employees, as well as on our ability to successfully hire, train, manage and retain qualified personnel, especially those in sales and marketing and research and development.

Our future performance depends on the continued services and contributions of our senior management, particularly Corey Thomas, our President and Chief Executive Officer, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. We maintain key man insurance on Mr. Thomas, but do not do so for any of our other executive officers or key employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. Thomas, or other key employees for any reason could significantly delay or prevent our development or the achievement of our strategic objectives and harm our business, financial condition and results of operations.

Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain our personnel, especially those in sales and marketing and research and development. We face intense competition for these employees from numerous technology, software and other companies, especially in certain geographic areas in which we operate, and we cannot ensure that we will be able to attract, motivate and/or retain additional qualified employees in the future. If we are unable to attract new employees and retain our current employees, we may not be able to adequately develop and maintain new products or professional services or market our existing products or professional services at the same levels as our competitors and we may, therefore, lose customers and market share. Our failure to attract and retain personnel, especially those in sales and marketing and research and development positions for which we have historically had a high turnover rate, could have an adverse effect on our ability to execute our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease. Even if we are able to identify and recruit a sufficient number of new hires, these new hires will require significant training before they achieve full productivity and they may not become productive as quickly as we would like or at all.

Our business and operations are experiencing rapid growth, and if we do not appropriately manage our future growth, or are unable to scale our systems and processes, our operating results may be negatively affected.

We are a rapidly growing company. To manage future growth effectively, and in connection with our transition to being a public company, we will need to continue to improve and expand our internal information technology systems, financial infrastructure, and operating and administrative systems and controls, which we may not be able to do efficiently, in a timely manner or at all. Any future growth would add complexity to our organization and require effective coordination across our organization. Failure to manage any future growth effectively could result in increased costs, harm our results of operations and lead to investors losing confidence in our internal systems and processes.

Our quarterly operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our products and professional services;

•	customer renewal rates;

•	the extent to which customers purchase additional products, including content subscriptions and maintenance and support related to our Nexpose, Metasploit and AppSpider products, or professional services;

•	the level of perceived threats to organizations’ cyber security;

•	network outages, security breaches, technical difficulties or interruptions with our products;

•	changes in the growth rate of the markets in which we compete;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

•	the timing and success of new product or professional service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;

•	the introduction or adoption of new technologies that compete with our offerings;

•	the mix of our products and professional services sold during a period;

•	decisions by potential customers to purchase cyber security products or services from other vendors;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the timing of sales commissions relative to the recognition of revenue and the timing of revenue recognition generally;

•	price competition;

•	our ability to successfully manage any future acquisitions of businesses, including without limitation the timing of expenses and potential future charges for impairment of goodwill from acquired companies;

•	our ability to increase, retain and incentivize the channel partners that market and sell our products and professional services;

•	our continued international expansion and associated exposure to changes in foreign currency exchange rates;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	unforeseen litigation and intellectual property infringement;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

•	the strength of regional, national and global economies;

•	the impact of natural disasters or manmade problems such as terrorism; and

•	future accounting pronouncements or changes in our accounting policies.

Each factor above or discussed elsewhere in this prospectus or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.

We recognize substantially all of our revenue ratably over the term of our agreements with customers and, as a result, downturns or upturns in sales may not be immediately reflected in our operating results.

We recognize substantially all of our revenue ratably over the terms of our agreements with customers, which generally occurs over a one to three-year period. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our products and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.

We also intend to increase our investment in research and development, sales and marketing, and general and administrative functions and other areas to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our operating results.

We may be unable to rapidly and efficiently adjust our cost structure in response to significant revenue declines, which could adversely affect our operating results.

Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliable performance of our products and network infrastructure.

Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliable performance of our products and network infrastructure. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints and fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.

We utilize third-party data centers located in Boston, Massachusetts, in addition to operating and maintaining certain elements of our own network infrastructure. We also utilize Amazon Web Services for our UserInsight infrastructure. Some elements of this complex system are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. More specifically, certain of our products, in particular our Nexpose managed service and UserInsight products, are hosted on Amazon Web Services, which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our products, network infrastructure and website.

Prolonged delays or unforeseen difficulties in connection with adding capacity or upgrading our network architecture when required may cause our service quality to suffer. Problems with the reliability or security of our systems could harm our reputation. Damage to our reputation and the cost of remedying these problems could negatively affect our business, financial condition, and operating results.

Additionally, our existing data center facilities and third-party hosting providers have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time. If we are unable to maintain or renew our agreements with these providers on commercially reasonable terms or if in the future we add additional data center facilities or third-party hosting providers, we may experience costs or downtime as we transition our operations.

Any disruptions or other performance problems with our products could harm our reputation and business and may damage our customers’ businesses. Interruptions in our service delivery might reduce our revenue, cause us to issue credits to customers, subject us to potential liability and cause customers to not renew their purchases or our products.

If we fail to manage our operations infrastructure, our customers may experience service outages and/or delays.

Our future growth is dependent upon our ability to continue to meet the expanding needs of our customers and to attract new customers. As existing customers gain more experience with our products, they may broaden their reliance on our products, which will require that we expand our operations infrastructure. We also seek to maintain excess capacity in our operations infrastructure to facilitate the rapid provision of new customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support changes in hardware and software parameters and the evolution of our products, all of which require significant lead time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenue.

If our products fail to help our customers achieve and maintain compliance with regulations and/or industry standards, our revenue and operating results could be harmed.

We generate a portion of our revenue from our threat exposure management offerings that help organizations achieve and maintain compliance with regulations and industry standards both domestically and internationally. For example, many of our customers subscribe to our threat exposure management offerings to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council, or the PCI Council, which apply to companies that process, transmit or store cardholder data. In addition, our threat exposure management offerings are used by customers in the health care industry to help them comply with numerous federal and state laws and regulations related to patient privacy. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the 2009 Health Information Technology for Economic and Clinical Health Act include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. The foregoing and other state, federal and international legal and regulatory regimes may affect our customers’ requirements for, and demand for, our products and professional services. Governments and industry organizations, such as the PCI Council, may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our products. If we are unable to adapt our products to changing legal and regulatory standards or other requirements in a timely manner, or if our products fail to assist with, or expedite, our customers’ cyber security defense and compliance efforts, our customers may lose confidence in our products and could switch to products offered by our competitors, or threaten or bring legal actions against us. In addition, if laws, regulations or standards related to data security, vulnerability management and other IT security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our products. In any of these cases, our revenue and operating results could be harmed.

In addition, government and other customers may require our products to comply with certain privacy, security or other certifications and standards. If our products are late in achieving or fail to achieve or maintain compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our products to such customers, or may otherwise be at a competitive disadvantage, either of which would harm our business, results of operations, and financial condition.

If our customers are unable to implement our products successfully, customer perceptions of our offerings may be impaired or our reputation and brand may suffer.

Our products are deployed in a wide variety of IT environments, including large-scale, complex infrastructures. Some of our customers have experienced difficulties implementing our products in the past and may experience implementation difficulties in the future. If our customers are unable to implement our products successfully, customer perceptions of our offerings may be impaired or our reputation and brand may suffer.

In addition, in order for our products to achieve their functional potential, our products must effectively integrate into our customers’ IT infrastructures, which have different specifications, utilize varied protocol standards, deploy products from multiple different vendors and contain multiple layers of products that have been added over time. Our customers’ IT infrastructures are also dynamic, with a myriad of devices and endpoints entering and exiting the customers’ IT systems on a regular basis, and our products must be able to effectively adapt to and track these changes.

Any failure by our customers to appropriately implement our products or any failure of our products to effectively integrate and operate within our customers’ IT infrastructures could result in customer dissatisfaction, impact the perceived reliability of our products, result in negative press coverage, negatively affect our reputation and harm our financial results.

The continued utility of Metasploit depends in part on the continued contributions from security researchers.

Our Metasploit product relies on information provided by an active community of more than 45,000 security researchers as of April 2015, who contribute new exploits, attacks and vulnerabilities. We expect that the continued contributions from these third parties will both enhance the robustness of Metasploit and also support our sales and marketing efforts. However, to the extent that the information provided by these third parties is inaccurate or malicious, the potential for false indications of security vulnerabilities and susceptibility to attack increases, which could adversely impact market acceptance of our products and professional services and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem. Further, to the extent that our community of third parties is reduced in size or participants become less active, we may lose valuable insight into the dynamic threat landscape and our ability to quickly respond to new exploits, attacks and vulnerabilities may be reduced.

Recent and future acquisitions could disrupt our business and harm our financial condition and operating results.

In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products or technologies. The environment for acquisitions in our industry is very competitive and acquisition candidate purchase prices will likely exceed what we would prefer to pay. We also may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful.

Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner. The integration process requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. This process is complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.

We rely on third-party channel partners to generate a substantial amount of our revenue.

Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We anticipate that we will continue to rely on these partners in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. For 2012, 2013 and 2014, we derived approximately 30%, 38% and 41%, respectively, of our revenue from sales of products and professional services through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Our agreements with our channel partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our products and professional services, our ability to grow our business and sell our products and professional services, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and professional services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and professional services or increased revenue.

Failure to maintain high-quality customer support could have a material adverse effect on our business.

Once our products are deployed within our customers’ networks, our customers depend on our technical and other customer support services to resolve any issues relating to the implementation and maintenance of our products. If we do not effectively assist our customers in deploying our products, help our customers quickly resolve post-deployment issues or provide effective ongoing support, our ability to renew or sell additional products or professional services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Further, to the extent that we are unsuccessful in hiring, training and retaining adequate technical and customer success personnel, our ability to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our offerings will be adversely affected.

We rely on third-party software to operate certain functions of our business.

We rely on software vendors to operate certain critical functions of our business, including financial management and human resource management. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and integrated, all of which could harm our business.

We use third-party software and data that may be difficult to replace or that may cause errors or failures of our solutions, which could lead to lost customers or harm to our reputation and our operating results.

We license third-party software and security and compliance data from various third parties to deliver our offerings. In the future, this software or data may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software or data could result in delays in the provisioning of our offerings until equivalent technology or data is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of this third-party software could result in errors or defects in our products or cause our products to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.

We will need to maintain our relationships with third-party software and data providers, and to obtain software and data from such providers that do not contain errors or defects. Any failure to do so could adversely impact our ability to deliver effective solutions to our customers and could harm our operating results.

Our products contain third-party open source software components, and our failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products.

Our products contain software licensed to us by third parties under so-called “open source” licenses, including the GNU General Public License, or GPL, the GNU Lesser General Public License, or LGPL, the BSD License, the Apache License and others. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that such open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming that what we believe to be licensed open source software infringes their intellectual property rights. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, certain open source licenses require that source code for software programs that are subject to the license be made available to the public and that any modifications or derivative works to such open source software continue to be licensed under the same terms.

Although we monitor our use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. The terms of certain open source licenses require us to release the source code of our applications and to make our applications available under those open source licenses if we combine or distribute our applications with open source software in a certain manner. In the event that portions of our applications are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all, or a portion of, those applications or otherwise be limited in the licensing of our applications. Disclosing our proprietary source code could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us. Disclosing the source code of our proprietary software could also make it easier for cyber attackers and other third parties to discover vulnerabilities in or to defeat the protections of our products, which could result in our products failing to provide our customers with the security they expect. Any of these events could have a material adverse effect on our business, operating results and financial condition.

Our technology alliance partnerships expose us to a range of business risks and uncertainties that could have a material adverse impact on our business and financial results.

We have entered, and intend to continue to enter, into technology alliance partnerships with third parties to support our future growth plans, including with certain of our actual or potential competitors. For example, through these technology alliance partnerships, we integrate with certain third-party application program interfaces, or APIs, which enhance our data collection capabilities in our customers’ IT environments. If these third parties no longer allow us to integrate with their APIs, or if we determine not to maintain these integrations, the functionality of our products may be reduced and our products may not be as marketable to certain potential customers. Technology alliance partnerships require significant coordination between the parties involved, particularly if a partner requires that we integrate its products with our products. Further, we have invested and will continue to invest significant time, money and resources to establish and maintain relationships with our technology alliance partners, but we have no assurance that any particular relationship will continue for any specific period of time or result in new offerings that we can effectively commercialize or enhancements to our existing offerings. In addition, while we believe that entering into technology alliance partnerships with certain of our actual or potential competitors is currently beneficial to our competitive position in the market, such partnerships may also give our competitors insight into our offerings that they may not otherwise have, thereby allowing them to compete more effectively against us.

Our sales cycle may be unpredictable.

The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our products, such as UserInsight. We sell our products primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization and nature of the product or professional service under consideration. For example, the length of the sales cycle for our threat exposure management offerings typically ranges from one to six months, while sales of our UserInsight product can exceed twelve months because input from an organization’s senior management is often required before a sale of a product such as UserInsight is consummated and because UserInsight has only been broadly commercially available since 2014. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Selling to government entities can be highly competitive, expensive and time consuming, and often requires significant upfront time and expense without any assurance that we will win a sale. Government demand and payment for our products and professional services may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. Government entities also have heightened sensitivity surrounding the purchase of cyber security solutions due to the critical importance of their IT infrastructures, the nature of the information contained within those infrastructures and the fact that they are highly-visible targets for cyber attacks. Accordingly, increasing sales of our products and professional services to government entities may be more challenging than selling to commercial organizations. Further, in the course of providing our products and professional services to government entities, our employees and those of our channel partners may be exposed to sensitive government information. Any failure by us or our channel partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.

Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the year ended December 31, 2014, we incurred approximately 14% of our expenses outside of the United States in foreign currencies, primarily the pound sterling (GBP), principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the year ended December 31, 2014, 4.1% of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. The results of our operations may be adversely affected by foreign exchange fluctuations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

Changes in financial accounting standards may cause an adverse impact our reported results of operations.

A change in accounting standards or practices, particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. In addition, natural disasters could affect our channel partners’ ability to perform services for us on a timely basis. In the event we or our channel partners are hindered by any of the events discussed above, our ability to provide our products or professional services to customers could be delayed.

In addition, our facilities and those of our third-party data centers and hosting providers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster, power failure or an act of terrorism, vandalism or other misconduct, a decision by a third party to close a facility on which we rely without adequate notice, or other unanticipated problems could result in lengthy interruptions in provision or delivery of our products, potentially leaving our customers vulnerable to cyber attacks. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.

All of the aforementioned risks may be exacerbated if the disaster recovery plans for us and our third-party data centers and hosting providers prove to be inadequate. To the extent that any of the above results in delayed or reduced customer sales, our business, financial condition and results of operations could be adversely affected.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Risks Related to Government Regulation, Data Collection, Intellectual Property and Litigation

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.

We are subject to governmental export and import controls that could impair our ability to compete in international markets and/or subject us to liability if we are not in compliance with applicable laws.

Like other U.S.-based IT security products, our products are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of these products must be made in compliance with these laws and regulations. If we were to fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil and criminal penalties, including fines for our company and responsible employees or managers, and, in extreme cases, incarceration of responsible employees and managers and the possible loss of export privileges. Complying with export control laws and regulations, including obtaining the necessary licenses or authorizations, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in export or import laws and regulations, shifts in the enforcement or scope of existing laws and regulations, or changes in the countries, governments, persons, products or services targeted by such laws and regulations, could also result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers. A decreased use of our products or limitation on our ability to export or sell our products could adversely affect our business, financial condition and results of operations.

We also incorporate encryption technology into our products. These encryption products may be exported outside of the United States only with the required export authorizations, including by a license, a license exception or other appropriate government authorizations, including the filing of an encryption registration or product classification request. We previously deployed certain of our Metasploit products prior to obtaining the appropriate export authorizations. As such, we did not fully comply with applicable encryption controls in the U.S. Export Administration Regulations. Further, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments or persons. Although we take precautions to prevent our products from being provided to those subject to U.S. sanctions, such measures may be circumvented. We are aware of previous exports in the form of downloads of certain of our Metasploit products by persons and organizations that appear to be located in countries that are the subject of U.S. embargoes, and by certain other persons and organizations without the requisite export authorizations. In September 2014, we initiated and filed a voluntary self-disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, concerning our previous failure to obtain required authorizations for certain exports, as well as historical exports of free and trial software to embargoed countries. In March and August 2015, we filed supplements to the voluntary self-disclosure to BIS containing additional information regarding unauthorized exports. Also in March 2015, we filed a voluntary self-disclosure with the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning exports of free and trial versions of our Metasploit products to embargoed countries, specifically Cuba, Iran, Sudan and Syria. As these transactions involved free downloads of our software, we did not derive any revenue from such transactions. On May 22, 2015, OFAC determined not to pursue a civil monetary penalty against us and issued us a Cautionary Letter to resolve our voluntary self-disclosure regarding the free downloads in embargoed countries. The voluntary self-disclosure submitted to BIS currently remains under review, and we are cooperating with BIS. It is possible that the matters discussed in the BIS voluntary self-disclosure could result in monetary penalties or other penalties being assessed against us.

In addition, various countries regulate the import and domestic use of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.

Encryption products and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable laws and regulations regarding the export and import of our products, including with respect to new products or changes in existing products, may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products globally or, in some cases, could prevent the export or import of our products to certain countries, governments, entities or persons altogether.

Finally, there are currently multinational efforts underway as part of the Wassenaar Arrangement on Export Controls for Conventional Arms and Dual-Use Goods and Technologies, or the Wassenaar Arrangement, to impose additional restrictions on certain cyber security products. To implement the controls under the Wassenaar Arrangement in the United States, on May 20, 2015, BIS published a proposed rule for public comment that would amend the Export Administration Regulations with regard to exports, reexports and transfers (in-country) of specified intrusion software, surveillance items and related software and technology. Under the proposed rule, intrusion software and surveillance items are defined broadly and would establish an export license requirement for all countries other than the United States and Canada for many commercially-available penetration testing and network monitoring products, including commercial versions of Metasploit. Obtaining the necessary licenses or authorizations for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. We submitted public comments to BIS regarding the proposed rule on July 20, 2015. The proposed rule is not currently in effect and may undergo substantial modification before it becomes effective. We continue to monitor and evaluate the potential implications of the Wassenaar Arrangement on the commercial versions of Metasploit.

Because our products collect and store user and related information, domestic and international privacy and cyber security concerns, and other laws and regulations, could result in additional costs and liabilities to us or inhibit sales of our products.

We, and our customers, are subject to a number of domestic and international laws and regulations that apply to online services and the internet generally. These laws, rules and regulations address a range of issues including data privacy and cyber security, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for online services, data privacy and cyber security issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws, rules and regulations regarding the collection, use, storage and disclosure of information, web browsing and geolocation data collection, data analytics, cyber security and breach notification procedures. Interpretation of these laws, rules and regulations and their application to our products and professional services in the U.S. and foreign jurisdictions is ongoing and cannot be fully determined at this time.

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, HIPAA, the Gramm Leach Bliley Act and state breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, or our customers, must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act recently implemented in Germany. Further, many federal, state and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. If passed, we will likely incur additional expenses and costs associated with complying with such laws.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing practices or the features of our products. We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various services, including but not limited to vendors and business partners. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.

The costs of compliance with, and other burdens imposed by, the laws, rules, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software. Privacy or cyber security concerns, whether valid or not valid, may inhibit market adoption of our products particularly in certain industries and foreign countries.

Further, there are active legislative discussions regarding the implementation of laws or regulations that could restrict the manner in which security research is conducted and that could restrict or possibly bar the conduct of penetration testing and the use of exploits, which are an essential component of our Metasploit product and our business strategy more generally. Our failure to comply with existing laws, rules or regulations, changes to existing laws or their interpretation, or the imposition of new laws, rules or regulations, could have a material and adverse impact on our business, results of operations, and financial condition.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage.

As of June 30, 2015, we had four issued patents and 19 patent applications pending in the United States relating to our products. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Rapid7,” “Nexpose” and “Metasploit” names and logos in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

In order to protect our unpatented proprietary technologies and processes, we rely on trade secret laws and confidentiality agreements with our employees, consultants, channel partners, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies or intellectual property rights.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition.

Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business and operating results.

Patent and other intellectual property disputes are common in our industry. We are currently involved in a lawsuit brought by a non-practicing entity alleging that we have infringed upon a now-expired patent held by such entity and we may from time to time be involved in other such disputes in the ordinary course of our business. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or channel partners, whom we typically indemnify against claims that our solutions infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

The patent portfolios of our most significant competitors are larger than ours. This disparity may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence or protection. There can be no assurance that we will not be found to infringe or otherwise violate any third-party intellectual property rights or to have done so in the past.

An adverse outcome of a dispute may require us to:

•	pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights;

•	cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others;

•	expend additional development resources to attempt to redesign our solutions or otherwise develop non-infringing technology, which may not be successful;

•	enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and

•	indemnify our partners and other third parties.

In addition, royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Some licenses may also be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of the foregoing events could seriously harm our business, financial condition and results of operations.

Our operating results may be harmed if we are required to collect sales and use or other related taxes for our products and professional services in jurisdictions where we have not historically done so.

Taxing jurisdictions, including state, local and foreign taxing authorities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. While we believe that we are in material compliance with our obligations under applicable taxing regimes, one or more states, localities or countries may seek to impose additional sales or other tax collection obligations on us, including for past sales by us or our channel partners. It is possible that we could face sales tax audits and that such audits could result in tax-related liabilities for which we have not accrued. For example, we are currently subject to audits by the Commonwealth of Massachusetts and the State of Washington. A successful assertion that we should be collecting additional sales or other taxes on our offerings in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our offerings or otherwise harm our business and operating results.

In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

Our intercompany relationships are subject to complex transfer pricing regulations, which may be challenged by taxing authorities.

We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are and will continue to be subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2014, we had federal and state net operating loss carryforwards, or NOLs, of $71.7 million and $59.1 million, respectively, available to offset future taxable income, which expire in various years beginning in 2029 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2014, we determined that although a small limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our common stock.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.

Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial condition and operating results.

Risk Related to our Common Stock

Our stock price may be volatile, and you may lose some or all of your investment.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $22.09 to an intraday high of $27.45 through July 31, 2015. Factors that may affect the market price of our common stock include:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	variance in our financial performance from expectations of securities analysts;

•	changes in the prices of our products and professional services;

•	changes in our projected operating and financial results;

•	changes in laws or regulations applicable to our products or professional services;

•	announcements by us or our competitors of significant business developments, acquisitions or new offerings;

•	our involvement in any litigation;

•	our sale of our common stock or other securities in the future;

•	changes in senior management or key personnel;

•	trading volume of our common stock;

•	changes in the anticipated future size and growth rate of our market; and

•	general economic, regulatory and market conditions.

Recently, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

An active public trading market for our common stock may not be sustained.

Prior to the completion of our IPO in July 2015, no public market for our common stock existed. An active public trading market for our common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Concentration of ownership among our existing directors, executive officers and holders of 5% or more of our outstanding common stock may prevent new investors from influencing significant corporate decisions.

As of July 31, 2015, our directors, executive officers and holders of more than 5% of our common stock, some of whom are represented on our board of directors, together with their affiliates beneficially owned 65% of the voting power of our outstanding capital stock. As a result, these stockholders will be able to determine the outcome of matters submitted to our stockholders for approval. Some of these persons or entities may have interests that are different from yours, and this ownership could affect the value of your shares of common stock if, for example, these stockholders elect to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination. This concentration of ownership may also adversely affect the market price of our common stock.

We may invest or spend the proceeds of our IPO in ways with which you may not agree or in ways which may not yield a return.

We anticipate that the remaining net proceeds from our IPO will be used for working capital and other general corporate purposes. We may also use a portion of the net proceeds to acquire complementary businesses, products or technologies. However, we do not have any agreements or commitments for any acquisitions at this time. Our management will have considerable discretion in the application of the net proceeds, and you will not have the opportunity to assess whether the proceeds are being used effectively. The net proceeds may be invested with a view towards long-term benefits for our stockholders and this may not increase our operating results or market value. The failure by our management to apply these funds effectively may adversely affect the return on your investment.

Future sales of our common stock in the public market could cause our share price to decline.

As of July 31, 2015, 39,340,839 shares of our common stock were issued and outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Of our issued and outstanding shares of our common stock, 7,417,500 shares of common stock sold in our IPO are freely transferable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. The remaining 31,923,339 outstanding shares of common stock are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers through January 12, 2016.

Additionally, stockholders holding approximately 72% of our common stock outstanding, will, after the expiration of the lock-up periods specified above, have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. Shares of common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

We have filed a registration statement on Form S-8 under the Securities Act to register the total number of shares of our common stock that may be issued under our equity incentive plans. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.

We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue preferred stock without further stockholder action and with voting liquidation, dividend and other rights superior to our common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, and limit the ability of our stockholders to call special meetings;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for director nominees;

•	establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;

•	require the approval of holders of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;

•	prohibit cumulative voting in the election of directors; and

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any action asserting a claim governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provision. The forum selection clause in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

From April 1, 2015 through June 30, 2015, we issued and sold an aggregate of 69,796 shares of our common stock to our employees and former employees upon the exercise of stock option awards under our equity plans, at exercise prices ranging from $0.30 to $7.73 per share, for aggregate proceeds of $0.3 million.

From April 1, 2015 through June 30, 2015, pursuant the terms of our 2011 Stock Option and Grant Plan, we granted to (1) our employees and directors stock option awards to purchase an aggregate of 321,364 shares of our common stock, at an exercise price of $10.88 per share and (2) 416,117 shares of restricted common stock to certain retained employees of NT OBJECTives, Inc., or NTO, at a price of $10.88 per share.

The offers, sales and issuances of the securities described in the preceding paragraphs were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act, or Rule 701, in that the transactions were by an issuer not involving any public offering or under Section 4(a)(2) of the Securities Act or under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were our employees, directors or consultants and received the securities under our equity incentive plans. Appropriate legends were affixed to the securities issued in these transactions.

On April 30, 2015, we issued 9,091 shares of common stock to one accredited investor who was a security holder of NTO as partial consideration for the acquisition of NTO. On July 22, 2015, concurrently with the closing of our initial public offering, or IPO, we issued and sold to entities affiliated with Technology Crossover Ventures 312,500 shares of our common stock in a private placement at a price equal to the IPO price of $16.00 per share, resulting in net proceeds to us of $5.0 million.

The offers, sales and issuances of the securities described in the preceding paragraphs were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was either an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act or had adequate access, through employment, business or other relationships, to information about us.

(b) Use of Proceeds

On July 22, 2015, we closed our IPO of 7,417,500 shares of common stock at an offering price of $16.00 per share, including 967,500 shares pursuant to the underwriters’ option to purchase additional shares, resulting in gross proceeds of approximately $118.7 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1

(File No. 333-204874), which was declared effective by the SEC on July 16, 2015. Morgan Stanley & Co. LLC, Barclays Capital Inc., Pacific Crest Securities, a division of KeyBanc Capital Markets Inc., William Blair & Company, L.L.C., Raymond James & Associates, Inc. and Cowen and Company, LLC. The offering commenced on July 6, 2015 and did not terminate before all of the securities registered in the registration statement were sold.

The net proceeds to us, after deducting underwriting discounts and commission of approximately $8.3 million and offering expenses of approximately $3.0 million, were approximately $107.4 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of June 30, 2015, we had not received any such proceeds. Subsequent to June 30, 2015, we invested a portion of the net offering proceeds into money market securities. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated as of on July 16, 2015 and filed with the SEC pursuant to Rule 424(b)(4).

At June 30, 2015, $0.6 million of expenses incurred in connection with our IPO had not yet been paid.

(c) Issuer Purchasers of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.

3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.

10.1(3)	2015 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Agreement thereunder.

10.2(4)	2015 Employee Stock Purchase Plan.

10.3	Second Amendment to Office Lease Agreement, dated as of August 17, 2015, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
(4)	Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 19, 2015	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: President, Chief Executive Officer and Director

Date: August 19, 2015	By:	/s/ Steven Gatoff
Name: Steven Gatoff
Title: Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.

3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.

10.1(3)	2015 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Agreement thereunder.

10.2(4)	2015 Employee Stock Purchase Plan.

10.3	Second Amendment to Office Lease Agreement, dated as of August 17, 2015, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
(4)	Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.