Form 10-Q
period 2015-09-30
Rapid7, Inc.
filed 2015-11-13
CIK 1560327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, there were 41,593,835 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$123,984	$36,823
Accounts receivable, net of allowance for doubtful accounts of $652 and $276 at September 30, 2015 and December 31, 2014, respectively	31,969	25,412
Prepaid expenses and other current assets	4,165	4,209

Total current assets	160,118	66,444
Property and equipment, net	7,356	7,922
Goodwill	15,847	11,265
Intangible assets, net	2,482	1,156
Other assets	735	179

Total assets	$186,538	$86,966

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,868	$3,536
Accrued expenses	15,725	11,907
Deferred revenue, current portion	74,347	58,164
Other current liabilities	1,030	642

Total current liabilities	93,970	74,249
Deferred revenue, non-current portion	35,805	26,892
Term loan payable, net of unamortized debt discount	—	16,871
Other long-term liabilities	4,305	4,218

Total liabilities	134,080	122,230
Commitments and contingencies (note 9):
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value per share; 0 and 6,303,033 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014, respectively; aggregate liquidation value of $0 and $9,252 at September 30, 2015 and December 31, 2014, respectively	—	68,892
Series B redeemable convertible preferred stock, $0.01 par value per share; 0 and 519,269 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014, respectively; aggregate liquidation value of $0 and $880 at September 30, 2015 and December 31, 2014, respectively	—	5,681
Series C redeemable convertible preferred stock, $0.01 par value per share; 0 and 6,873,797 shares authorized, issued and outstanding at September 30, 2015 and December 31, 2014, respectively; aggregate liquidation value of $0 and $59,829 at September 30, 2015 and December 31, 2014, respectively	—	80,286
Series D redeemable convertible preferred stock, $0.01 par value per share; 0 and 2,696,504 shares authorized at September 30, 2015 and December 31, 2014, respectively; 0 and 2,686,516 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; aggregate liquidation value of $0 and $31,143 at September 30, 2015 and December 31, 2014, respectively	—	56,739
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 10,000,000 and 0 shares authorized at September 30, 2015 and December 31, 2014, respectively; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value per share; 100,000,000 and 35,700,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 39,393,903 and 12,563,095 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	394	126
Additional paid-in-capital	374,822	—
Accumulated deficit	(319,232)	(243,462)
Treasury stock, at cost, 401,626 shares at September 30, 2015 and December 31, 2014	(3,526)	(3,526)

Total stockholders’ equity (deficit)	52,458	(246,862)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$186,538	$86,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Products	$16,240	$12,428	$44,524	$34,056
Maintenance and support	7,002	5,011	19,054	13,630
Professional services	5,070	2,890	14,095	7,259

Total revenue	28,312	20,329	77,673	54,945
Cost of revenue:
Products	1,504	1,105	4,389	3,366
Maintenance and support	1,505	1,118	4,127	3,258
Professional services	4,054	2,433	11,766	6,100

Total cost of revenue	7,063	4,656	20,282	12,724

Total gross profit	21,249	15,673	57,391	42,221

Operating expenses:
Research and development	9,945	6,330	24,490	18,778
Sales and marketing	16,265	12,155	43,952	34,720
General and administrative	5,537	3,136	14,638	9,792

Total operating expenses	31,747	21,621	83,080	63,290

Loss from operations	(10,498)	(5,948)	(25,689)	(21,069)
Other income (expense), net:
Interest income (expense), net	(1,067)	(703)	(2,489)	(2,101)
Other income (expense), net	(49)	(227)	(191)	(182)

Loss before income taxes	(11,614)	(6,878)	(28,369)	(23,352)
Provision for income taxes	211	89	382	280

Net loss	(11,825)	(6,967)	(28,751)	(23,632)
Accretion of preferred stock to redemption value	—	12,436	(35,061)	(15,206)
Beneficial conversion charge relating to IPO participation payment (note 2)	(14,161)	—	(14,161)	—

Net (loss) income attributable to common stockholders (note 7)	$(25,986)	$5,469	$(77,973)	(38,838)

Net (loss) income per share attributable to common stockholders, basic (note 7)	$(0.79)	$0.43	$(3.99)	$(3.04)

Net loss per share attributable to common stockholders, diluted (note 7)	$(0.79)	$(0.25)	$(3.99)	$(3.04)

Weighted-average common shares outstanding, basic (note 7)	33,020,484	12,790,450	19,544,759	12,757,054

Weighted-average common shares outstanding, diluted (note 7)	33,020,484	27,651,192	19,544,759	12,757,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(28,751)	$(23,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,700	3,042
Amortization of debt discount	1,129	415
Non-cash interest expense	130	—
Stock-based compensation expense	2,833	1,791
Provision for doubtful accounts	576	382
Impairment of long-lived assets	483	—
Foreign currency remeasurement loss	90	—
Changes in operating assets and liabilities:
Accounts receivable	(6,649)	281
Prepaid expenses and other assets	(521)	(1,104)
Accounts payable	(1,601)	(1,533)
Accrued expenses	1,591	229
Deferred revenue	25,068	12,439
Contingent consideration	—	69
Other liabilities	(58)	2,262

Net cash used in operating activities	(1,980)	(5,359)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,344)	—
Purchases of property and equipment	(2,839)	(6,167)

Net cash used in investing activities	(6,183)	(6,167)

Cash flows from financing activities:
Proceeds from initial public offering and concurrent private placement, net of offering costs of $2,456	112,916	—
Repayments of term loan and related termination fee	(18,540)	—
Payments of capital lease obligations	(187)	(197)
Payments of contingent consideration related to business acquisitions	—	(750)
Proceeds from stock option exercises	1,275	130

Net cash provided by (used in) financing activities	95,464	(817)

Effect of exchange rate on cash	(140)	(11)

Net increase (decrease) in cash	87,161	(12,354)
Cash, beginning of period	36,823	20,612

Cash, end of period	$123,984	$8,258

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$294	$61
Cash paid for interest	$1,424	$1,539
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for acquisitions	$99	$—
Initial public offering costs incurred but not yet paid	$641	$—

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

The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new standard will be effective for fiscal years beginning after December 15, 2015. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. In August 2015, the FASB issued ASU 2015-14, which provides a one year deferral in the effective date of ASU 2014-09. ASU 2014-09 will now be effective for us beginning January 1, 2018; however, early adoption will be permitted as of the original effective date. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized on the date of adoption. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Note 2. Initial Public Offering

On July 22, 2015, we closed our IPO of 7,417,500 shares of common stock at an offering price of $16.00 per share, including 967,500 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds of $107.3 million, after deducting underwriting discounts and commissions of $8.3 million and offering expenses of $3.1 million. Upon the closing of the IPO, all of our outstanding preferred stock automatically converted into 18,322,605 shares of common stock, which included 1,939,990 additional shares of common stock issued upon conversion of our Series D preferred stock (IPO Participation Payment). As a result of the completion of the IPO and the IPO Participation Payment, we recorded a $14.2 million beneficial conversion charge during the three month period ended September 30, 2015. The amount of the beneficial conversion charge was calculated by multiplying the total number of shares of common stock issued upon the conversion of our Series D preferred stock, including the additional shares of common stock issued in connection with the IPO Participation Payment, by the difference between the fair market value of our common stock at the time of the original issuance of the Series D preferred stock and the effective conversion price of the Series D preferred stock, which is calculated as the aggregate proceeds from the sale of Series D preferred stock, divided by the total number of shares of common stock issued upon conversion of our Series D preferred stock, including the additional shares of common stock issued in connection with the IPO Participation Payment.

On July 22, 2015, concurrently with the closing of our IPO, we issued and sold to entities affiliated with Technology Crossover Ventures 312,500 shares of our common stock in a private placement at a price equal to the IPO price of $16.00 per share, resulting in net proceeds to us of $5.0 million.

Additionally, in connection with the closing of our IPO, we filed an amended and restated certificate of incorporation to, among other things (i) increase the total number of shares of our common stock that we are authorized to issue to 100,000,000 and (ii) eliminate all references to the various series of preferred stock that were previously authorized (including certain protective measures held by the various series of preferred stock), except for the reference to 10,000,000 shares of undesignated preferred stock that may be issued, and with terms to be set, by our board of directors.

Note 3. Business Combinations

On April 30, 2015, we acquired 100% of the outstanding equity of NT OBJECTives, Inc. (NTO), a web application security testing company, expanding the web application testing capabilities of our Threat Exposure Management offering. We acquired NTO for total consideration of $6.1 million. We made an initial payment of $3.4 million in cash and issued $0.1 million (9,091 shares) of our common stock upon the closing of the acquisition, are obligated to pay $0.1 million in cash for the settlement of a working capital adjustment and are obligated to make two additional payments of $1.5 million each, less the amount of any indemnity claims, on the first and second anniversary dates of the closing. The net present value of these two additional payments, or $2.5 million, is included in the total purchase consideration paid. We expensed the related acquisition costs of $0.4 million in general and administrative expense.

The following table summarizes the consideration paid for NTO and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date:

Consideration (in thousands):
Cash	$3,404
Stock consideration	99
Net working capital liability	48
Net present value of deferred cash payments	2,535

Fair value of total consideration transferred	$6,086

Recognized amounts of identifiable assets acquired and liabilities assumed (in thousands):
Net working capital	$(586)
Intangible assets	2,090

Total identifiable net assets assumed	1,504
Goodwill	4,582

Net purchase price	$6,086

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

In May 2015, we entered into loan agreements with certain retained employees of NTO. The terms of these agreements require the employees to pay us the total amount borrowed, with accrued interest at 1.7% per annum, within 18 months of the agreement date. The loan agreements are secured by restricted stock awards granted to the employees. The aggregate amount of these loans was $0.5 million and is classified as other assets on the consolidated balance sheets.

Note 4. Property and Equipment

Property and equipment are recorded at cost. Property and equipment consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Computer equipment and software	$9,227	$8,150
Furniture and fixtures	2,408	1,999
Leasehold improvements	6,252	5,368

Total	17,887	15,517
Less accumulated depreciation	(10,531)	(7,595)

Net property and equipment	$7,356	$7,922

Depreciation expense was $1.1 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $2.9 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively.

During the three months ended September 30, 2015, we wrote off $0.5 million of capitalized product development costs due to changes in future product development plans. This impairment charge was recorded in research and development costs within our consolidated statements of operations.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows (in thousands):

Balance at December 31, 2014	$11,265
NTO acquisition	4,582

Balance at September 30, 2015	$15,847

Identifiable intangible assets consist of the following:

	Weighted- average life (years)	As of September 30, 2015		As of December 31, 2014
		Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
		(in thousands)
Developed technology	5.8	$4,551	$(2,558)	$2,601	$(1,934)
Trade names	8.8	494	(326)	494	(280)
Customer relationships	4.0	100	(10)	—	—
Non-compete agreements	4.8	540	(309)	500	(225)

Total intangible assets		$5,685	$(3,203)	$3,595	$(2,439)

Amortization expense was $0.3 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets as of September 30, 2015 is as follows (in thousands):

2015 (for the remaining three months)	$160
2016	595
2017	522
2018	403
2019	368
2020 and thereafter	434

Total	$2,482

Note 6. Stock-Based Compensation Expense

(a)	General

The stock-based compensation expense for restricted stock, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock-based compensation expense in:
Cost of revenue	$102	$42	$203	$128
Research and development	507	126	917	368
Sales and marketing	418	225	728	541
General and administrative	400	239	985	754

Total stock-based compensation expense	$1,427	$632	$2,833	$1,791

We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock

Restricted stock activity during the nine months ended September 30, 2015 was as follows:

	Shares	Weighted- average grant date fair value per share
Outstanding as of December 31, 2014	4,185	$1.35
Granted	416,117	10.88
Vested	(47,527)	10.04

Outstanding as of September 30, 2015	372,775	$10.88

As of September 30, 2015, the unrecognized compensation expense related to our unvested restricted stock expected to vest was $3.6 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 3.6 years.

(c)	Options

Stock option activity during the nine months ended September 30, 2015 was as follows:

	Shares	Weighted- average exercise price per share	Aggregate Intrinsic Value
			(in thousands)
Outstanding as of December 31, 2014	3,561,304	$4.62	$14,821
Granted	978,159	10.54
Exercised	(352,995)	3.61	2,646
Forfeited/cancelled	(125,988)	7.73

Outstanding as of September 30, 2015	4,060,480	6.04	67,866

Vested and exercisable as of September 30, 2015	2,321,974	4.36	42,692
Vested and expected to vest as of September 30, 2015	3,905,000	$5.91	$65,761

As of September 30, 2015, the unrecognized compensation expense related to our unvested stock options expected to vest was $5.8 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.8 years.

The total fair value of stock options vested in the nine months ended September 30, 2015 was $2.1 million. The weighted-average grant date fair value of stock options granted in the nine months ended September 30, 2015 was $4.71 per share.

The weighted-average remaining contractual life of options outstanding as of September 30, 2015 and options exercisable as of September 30, 2015 was 7.7 years and 7.1 years, respectively.

(d)	Employee Stock Purchase Plan

On July 17, 2015, we filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 800,000 shares of our common stock reserved under our 2015 Employee Stock Purchase Plan (ESPP). As of September 30, 2015, no shares have been issued. Under the ESPP, employees may set aside after-tax withholdings to purchase our common shares at a discounted price.

The first offering under the ESPP began on July 22, 2015 and will end on September 15, 2016. This initial offering will contain two purchase periods of approximately six months in duration, with the first purchase period ending on March 14, 2016 and the second purchase period ending on September 15, 2016.

Employees may withhold up to 15% of their gross earnings, which will be used to purchase shares of our common stock at 85% of the lesser of the market value of our common stock at the beginning and end of each offering period.

Note 7. Net Income (Loss) per Share

The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Numerator
Net loss	$(11,825)	$(6,967)	$(28,751)	$(23,632)
Accretion of preferred stock to redemption value	—	12,436	(35,061)	(15,206)
Beneficial conversion charge relating to IPO participation payment	(14,161)	—	(14,161)	—

Net (loss) income attributable to common stockholders, basic	$(25,986)	$5,469	$(77,973)	$(38,838)
Accretion of preferred stock to redemption value	—	(12,436)	—	—

Net loss attributable to common stockholders, diluted	$(25,986)	$(6,967)	$(77,973)	$(38,838)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Denominator
Weighted-average common shares outstanding, basic	33,020,484	12,790,450	19,544,759	12,757,054
Effect of dilutive securities:
Conversion of preferred stock to common stock	—	13,696,099	—	—
Stock options and restricted stock	—	1,164,643	—	—

Weighted-average common shares outstanding, diluted	33,020,484	27,651,192	19,544,759	12,757,054

Net (loss) income per share attributable to common stockholders, basic	$(0.79)	$0.43	$(3.99)	$(3.04)

Net loss per share attributable to common stockholders, diluted	$(0.79)	$(0.25)	$(3.99)	$(3.04)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	4,060,480	708,107	4,060,480	3,792,661
Unvested restricted stock	372,775	—	372,775	13,218
Warrants to purchase common stock	200,000	200,000	200,000	200,000
Convertible preferred stock	—	—	—	13,696,099

Total	4,633,255	908,107	4,633,255	17,701,978

Note 8. Debt

On July 23, 2015, we repaid in full and terminated our term loan with Silicon Valley Bank. The aggregate amount paid was $18.7 million, which included the full principal amount of $18.0 million, the termination payment of $0.5 million and $0.2 million of accrued interest. Upon the repayment and termination of the term loan, we recorded a $0.8 million charge to interest expense for the unamortized portion of the debt discount. On August 5, 2015, we also terminated our line of credit with Silicon Valley Bank, under which there was no outstanding balance.

Note 9. Commitments and Contingencies

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

(d)	Leases

On August 17, 2015, we entered into an amendment to our lease agreement for our principal executive offices in Boston, Massachusetts for approximately 20,000 additional square feet. We expect to occupy the additional office space in 2016 and the term of the lease is 42 months. Our total obligation for the base rent of the additional square footage is $3.4 million over the term of the lease.

Note 10. Segment Information and Information about Geographic Areas

We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis. All of our principal operations and decision-making functions are located in the United States.

Net revenues by geographic area presented based upon the location of the customer are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
North America	$24,878	$17,712	$67,839	$48,508
Other	3,434	2,617	9,834	6,437

Total	$28,312	$20,329	$77,673	$54,945

Of the net revenues generated in North America, 96% were generated in the United States in the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015 and December 31, 2014, substantially all of our property and equipment was located within the United States.

Note 11. Related Party Transactions

In July 2015, entities affiliated with Technology Crossover Ventures purchased $5.0 million of our common stock (312,500 shares) in a private placement concurrent with the completion of our IPO at a price per share equal to the IPO price of $16.00 per share. Entities affiliated with Technology Crossover Ventures are holders of more than 5% of our capital stock and Timothy McAdam, a member of our board of directors, is affiliated with such entities.

Note 12. Subsequent Events

On October 13, 2015, we acquired 100% of the outstanding capital stock of RevelOps, Inc. (Logentries), a provider of machine data search technology. With the addition of Logentries’ cloud-based log management and search capabilities, we will enable information security teams to solve a broader range of security challenges, investigate incidents and more efficiently achieve their compliance requirements. We acquired Logentries for a total consideration of approximately $68.0 million and this transaction will be accounted for as a business combination using the acquisition method. Upon the closing of the acquisition, we made a cash payment of $36.2 million, issued 1,252,657 shares of our common stock and assumed fully-vested options of Logentries, which became exercisable for 221,759 shares of our common stock with a weighted average exercise price of $1.65 per share. In addition, we granted to certain retained employees of Logentries an aggregate of 942,388 restricted shares of our common stock, which will vest subject to continued service. In the three months ended September 30, 2015, we incurred $0.6 million in expenses related to the acquisition of Logentries.

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

We primarily market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, professional services and technology. As of September 30, 2015, we had over 4,400 customers in more than 90 countries, including 35% of the Fortune 1000. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 1% of our revenue in the three or nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, no customer represented more than 3% and 2%, respectively, of our revenue.

We sell our products and services through our direct inside sales team, a direct field sales team and indirect channel partner relationships. Our sales teams are organized by geography as well as by target organization size. Our global channel partner network complements our sales organization, working closely with our sales teams to extend our geographic reach and to close sales of our offerings as part of larger purchases, particularly in key markets such as Europe, the Middle East and Africa, Asia Pacific and Latin America.

Recent Developments

On July 22, 2015, we closed our initial public offering, or IPO, of 7,417,500 shares of common stock at an offering price of $16.00 per share, including 967,500 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to us of $107.3 million, after deducting underwriting discounts and commissions of $8.3 million and offering expenses of $3.1 million. Concurrent with the closing of our IPO, we issued and sold to entities affiliated with Technology Crossover Ventures 312,500 shares of our common stock in a private placement at a price equal to the IPO price of $16.00 per share, resulting in net proceeds to us of $5.0 million.

On July 23, 2015, we repaid in full and terminated our term loan with Silicon Valley Bank. The aggregate amount paid was $18.7 million, which included the full principal amount of $18.0 million, the termination payment of $0.5 million and $0.2 million of accrued interest. Upon the repayment and termination of the term loan, we recorded a $0.8 million charge to interest expense for the unamortized portion of the debt discount. On August 5, 2015, we also terminated our line of credit with Silicon Valley Bank, under which there was no outstanding balance.

On October 13, 2015, we acquired 100% of the outstanding capital stock of RevelOps, Inc. (Logentries), a provider of machine data search technology. With the addition of Logentries’ cloud-based log management and search capabilities, we will enable information security teams to solve a broader range of security challenges, investigate incidents and more efficiently achieve their compliance requirements. We acquired Logentries for a total consideration of approximately $68.0 million. This transaction will be accounted for as a business combination using the acquisition method. Upon the closing of the acquisition, we made a cash payment of $36.2 million, issued 1,252,657 shares of our common stock and assumed fully-vested options of Logentries, which became exercisable for 221,759 shares of our common stock with a weighted average exercise price of $1.65 per share. In addition, we granted to certain retained employees of Logentries an aggregate of 942,388 restricted shares of our common stock, which will vest subject to continued service.

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

An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, on a monthly basis in a trailing 12-month period by the dollar value of the corresponding expiring customer agreements, and then determining the average for the applicable period. We also calculate an expiring renewal rate that does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. We believe that we have strong renewal rates. Our renewal rate was 122% and 109% for the third quarter of 2015 and 2014, respectively, and our expiring renewal rate was 88% and 85% for the third quarter of 2015 and 2014, respectively. Our goal is to maintain, and work to increase, our renewal rates over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, economic conditions or overall reductions in our customers’ spending levels.

We generate revenue from selling products, maintenance and support, and professional services. For the three months ended September 30, 2015 and 2014, 82% and 86% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 18% and 14%, respectively, was derived from the sale of professional services. For the nine months ended September 30, 2015 and 2014, 82% and 87% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 18% and 13%, respectively, was derived from the sale of professional services.

For the three and nine months ended September 30, 2015, 62% of our total revenue was derived from sales of content subscriptions, managed services, cloud-based subscriptions and maintenance and support, which we refer to as recurring revenue. For the three and nine months ended September 30, 2014, 61 % and 62% of our total revenue was derived from recurring revenue, respectively. We generally bill customers and collect payment for both our products and services up front.

For the three months ended September 30, 2015 and 2014, approximately 84% and 82%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods. For the nine months ended September 30, 2015 and 2014, approximately 64% and 63%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods.

Key Metrics

We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Total revenue	$28,312	$20,329	$77,673	$54,945
Year-over-year growth	39.3%	31.6%	41.4%	25.9%
Operating cash flow	$2,273	$(935)	$(1,980)	$(5,359)

	As of September 30,
	2015	2014
Deferred revenue	$110,152	$72,294
Number of customers	4,423	3,354

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

Non-GAAP Financial Results

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP operating loss and non-GAAP net loss, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangible assets, acquisition related expenses and impairment of long-lived assets. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of intangible assets allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We also exclude the impact of costs directly related to acquisitions and asset impairments as these costs are unrelated to the current operations and neither comparable to the prior period nor predictive of future results, which we believe allows for a more meaningful comparison between the operating results from period to period. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following table reconciles GAAP gross profit to non-GAAP gross profit for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
GAAP total gross profit	$21,249	$15,673	$57,391	$42,221
Stock-based compensation expense	102	42	203	128
Amortization of intangible assets	285	218	764	652

Non-GAAP total gross profit	$21,636	$15,933	$58,358	$43,001

GAAP gross profit - Products and Maintenance and support	$20,233	$15,216	$55,062	$41,062
Plus: Stock-based compensation expense	23	3	34	10
Plus: Amortization of intangible assets	285	218	764	652

Non-GAAP gross profit - Products and Maintenance and support	$20,541	$15,437	$55,860	$41,724

GAAP gross profit - Professional services	$1,016	$457	$2,329	$1,159
Plus: Stock-based compensation expense	79	39	169	118

Non-GAAP gross profit - Professional services	$1,095	$496	$2,498	$1,277

The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
GAAP loss from operations	$(10,498)	$(5,948)	$(25,689)	$(21,069)
Stock-based compensation expense	1,427	632	2,833	1,791
Amortization of intangible assets	285	218	764	652
Acquisition related expenses	551	—	967	—
Impairment of long-lived assets	483	—	483	—

Non-GAAP loss from operations	$(7,752)	$(5,098)	$(20,642)	$(18,626)

The following table reconciles GAAP net (loss) income attributable to common shareholders to non-GAAP net loss for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
GAAP net (loss) income attributable to common shareholders	$(25,986)	$5,469	$(77,973)	$(38,838)
Accretion of preferred stock to redemption value	—	(12,436)	35,061	15,206
Beneficial conversion charge relating to IPO participation payment	14,161	—	14,161	—

GAAP net loss	(11,825)	(6,967)	(28,751)	(23,632)
Stock-based compensation expense	1,427	632	2,833	1,791
Amortization of intangible assets	285	218	764	652
Acquisition related expenses	551	—	967	—
Impairment of long-lived assets	483	—	483	—

Non-GAAP net loss	$(9,079)	$(6,117)	$(23,704)	$(21,189)

Non-GAAP net loss per share, basic and diluted	$(0.27)	$(0.48)	$(1.21)	$(1.66)

Weighted–average common shares outstanding, basic and diluted	33,020,484	12,790,450	19,544,759	12,757,054

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

Cost of Products

Cost of products consists of personnel and related costs for our content and cloud operations team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead costs, which consist of IT, information security, recruiting, facilities and depreciation and are allocated based on relative headcount. Also included in cost of products are software license fees, hardware and hosting costs and internet connectivity expenses directly related to delivering our products, as well as amortization of intangible assets.

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

We expect our cost of revenue to increase on an absolute dollar basis in the near term as we continue to grow our revenue.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses include allocated overhead costs for depreciation of equipment, facilities, IT, information security and recruiting. Allocated costs for facilities consist of leasehold improvements and rent. Our allocated costs for IT include costs for compensation of IT personnel and costs associated with our IT infrastructure. All such costs are allocated based on relative headcount.

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

Results of Operations

The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Products	$16,240	$12,428	$44,524	$34,056
Maintenance and support	7,002	5,011	19,054	13,630
Professional services	5,070	2,890	14,095	7,259

Total revenue	28,312	20,329	77,673	54,945
Cost of revenue:(1)
Products	1,504	1,105	4,389	3,366
Maintenance and support	1,505	1,118	4,127	3,258
Professional services	4,054	2,433	11,766	6,100

Total cost of revenue	7,063	4,656	20,282	12,724
Operating expenses:(1)
Research and development	9,945	6,330	24,490	18,778
Sales and marketing	16,265	12,155	43,952	34,720
General and administrative	5,537	3,136	14,638	9,792

Total operating expenses	31,747	21,621	83,080	63,290

Loss from operations	(10,498)	(5,948)	(25,689)	(21,069)
Interest income (expense), net	(1,067)	(703)	(2,489)	(2,101)
Other income (expense), net	(49)	(227)	(191)	(182)

Loss before income taxes	(11,614)	(6,878)	(28,369)	(23,352)
Provision for income taxes	211	89	382	280

Net loss	(11,825)	(6,967)	(28,751)	(23,632)
Accretion of preferred stock to redemption value	—	12,436	(35,061)	(15,206)
Beneficial conversion charge relating to IPO participation payment	(14,161)	—	(14,161)	—

Net (loss) income attributable to common stockholders	$(25,986)	$5,469	$(77,973)	$(38,838)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$102	$42	$203	$128
Research and development	507	126	917	368
Sales and marketing	418	225	728	541
General and administrative	400	239	985	754

Total stock-based compensation expense	$1,427	$632	$2,833	1,791

Depreciation and amortization expense:
Cost of revenue	$467	$317	$1,254	$934
Research and development	294	271	771	799
Sales and marketing	432	340	1,186	1,036
General and administrative	146	90	489	273

Total depreciation and amortization expense	$1,339	$1,018	$3,700	$3,042

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Statements of Operations Data:
Revenue:
Products	57.4%	61.1%	57.3%	62.0%
Maintenance and support	24.7	24.7	24.5	24.8
Professional services	17.9	14.2	18.2	13.2

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	5.3	5.4	5.7	6.1
Maintenance and support	5.3	5.5	5.3	6.0
Professional services	14.3	12.0	15.1	11.1

Total cost of revenue	24.9	22.9	26.1	23.2
Operating expenses:
Research and development	35.1	31.2	31.5	34.2
Sales and marketing	57.4	59.8	56.6	63.2
General and administrative	19.6	15.4	18.9	17.8

Total operating expenses	112.1	106.4	107.0	115.2

Loss from operations	(37.0)	(29.3)	(33.1)	(38.4)
Interest income (expense), net	(3.8)	(3.4)	(3.2)	(3.8)
Other income (expense), net	(0.2)	(1.1)	(0.2)	(0.3)

Loss before income taxes	(41.0)	(33.8)	(36.5)	(42.5)
Provision for income taxes	0.8	0.5	0.5	0.5

Net loss	(41.8)	(34.3)	(37.0)	(43.0)
Accretion of preferred stock to redemption value	—	61.2	(45.2)	(27.7)
Beneficial conversion charge relating to IPO participation payment	(50.0)	—	(18.2)	—

Net (loss) income attributable to common stock holders	(91.8)%	26.9%	(100.4)%	(70.7)%

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Revenue:
Products	$16,240	$12,428	$3,812	30.7%
Maintenance and support	7,002	5,011	1,991	39.7
Professional services	5,070	2,890	2,180	75.4

Total revenue	$28,312	$20,329	$7,983	39.3%

Total revenue increased by $8.0 million in the three months ended September 30, 2015 compared to the same period in 2014 primarily due to an increase of $7.0 million in revenue recognized from our deferred revenue balance. The remaining increase was the result of increased purchases of additional products and services of $0.7 million by our existing customers and $0.3 million from increased sales to new customers. The increase in total revenue in the three months ended September 30, 2015 was comprised of $7.2 million from North America and $0.8 million from the rest of the world. We added 267 net new customers during the three months ended September 30, 2015, bringing our total customer count to 4,423 as of September 30, 2015, as compared to adding 257 net new customers for the same period in 2014, resulting in a total customer count of 3,354 as of September 30, 2014. Products revenue and maintenance and support revenue increased by $3.8 million and $2.0 million, respectively, primarily due to the same contributors that drove our increase in total revenue. Professional services revenue increased by $2.2 million primarily due to increased demand for security advisory services.

Cost of Revenue

	Three Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenue:
Products	$1,504	$1,105	$399	36.1%
Maintenance and support	1,505	1,118	387	34.6
Professional services	4,054	2,433	1,621	66.6

Total cost of revenue	$7,063	$4,656	$2,407	51.7%

Gross margin %:
Products	90.7%	91.1%
Maintenance and support	78.5	77.7
Professional services	20.0	15.8

Total gross margin %	75.1%	77.1%

Total cost of revenue increased by $2.4 million in the three months ended September 30, 2015 compared to the same period in 2014 primarily due to a $1.5 million increase in personnel costs as a result of our increase in headcount from 94 as of September 30, 2014 to 129 as of September 30, 2015 to support our growing customer base. Our increase in total cost of revenue also included a $0.5 million increase in allocated overhead, a $0.2 million increase in hardware and hosting costs, a $0.1 million increase in travel and entertainment expenses and a $0.1 million increase in amortization expense. The same factors were the primary contributors to the increases in products, maintenance and support and professional services cost of revenue.

Total gross margin percentage decreased due to our quarterly revenue mix.

Operating Expenses

Research and Development Expense

	Three Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$9,945	$6,330	$3,615	57.1%
% of revenue	35.1%	31.2%

Research and development expense increased by $3.6 million in the three months ended September 30, 2015 compared to the same period in 2014 primarily due to a $2.7 million increase in personnel costs as a result of our increase in headcount from 116 as of September 30, 2014 to 166 as of September 30, 2015 to support our product innovation. Our increase in research and development expense also included a $0.5 million charge for the write off of capitalized product development costs due to changes in future product development plans, a $0.3 million increase in allocated overhead and a $0.1 million increase in travel and entertainment expense.

Sales and Marketing Expense

	Three Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$16,265	$12,155	$4,110	33.8%
% of revenue	57.4%	59.8%

Sales and marketing expense increased by $4.1 million in the three months ended September 30, 2015 compared to the same period in 2014 primarily due to a $2.6 million increase in personnel costs, including sales commissions, as a result of our increase in headcount from 226 as of September 30, 2014 to 267 as of September 30, 2015 to drive additional sales of our products and services. Our increase in sales and marketing expense also included a $1.0 million increase in allocated overhead, $0.3 million increase in marketing programs and a $0.2 million increase in travel and entertainment expense.

General and Administrative Expense

	Three Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
General and administrative	$5,537	$3,136	$2,401	76.6%
% of revenue	19.6%	15.4%

General and administrative expense increased by $2.4 million in the three months ended September 30, 2015 compared to the same period in 2014 primarily due to a $1.1 million increase in professional fees, which included $0.6 million in costs incurred for the acquisition of Logentries and costs related to operating as a public company. Our increase in general and administrative expense also included a $0.7 million increase in personnel costs and a $0.5 million increase in allocated overhead, both as a result of our increase in headcount from 57 as of September 30, 2014 to 87 as of September 30, 2015 to support our overall company growth as well as our preparation to operate as a public company. We also had an increase of $0.1 million in travel and entertainment expense in the three months ended September 30, 2015.

Interest Income (Expense), Net

	Three Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Interest income (expense), net	$(1,067)	$(703)	$(364)	(51.8)%
% of revenue	(3.8)%	(3.4)%

Interest income (expense), net decreased by $0.4 million in the three months ended September 30, 2015 compared to the same period in 2014 primarily due to the increased debt discount amortization of $0.8 million, partially offset by a reduction in interest expense on our term loan of $0.4 million. The increase of debt discount amortization and decrease in interest expense was due to the repayment in full and termination of our term loan in July 2015.

Other Income (Expense), Net

	Three Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Other income (expense), net	$(49)	$(227)	$178	(78.4)%
% of revenue	(0.2)%	(1.1)%

Other income (expense), net increase by $0.2 million in the three months ended September 30, 2015 compared to the same period in 2014 primarily due to realized and unrealized foreign currency gains, specifically in European currencies.

Provision for Income Taxes

	Three Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Provision for income taxes	$211	$89	$122	137.1%
% of revenue	0.8%	0.5%

Provision for income taxes increased by $0.1 million in the three months ended September 30, 2015 compared to the same period in 2014 primarily due to state taxes for returns filed in new jurisdictions and higher foreign taxes resulting from growth of our operations overseas.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenue

	Nine Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Revenue:
Products	$44,524	$34,056	$10,468	30.7%
Maintenance and support	19,054	13,630	5,424	39.8
Professional services	14,095	7,259	6,836	94.2

Total revenue	$77,673	$54,945	$22,728	41.4%

Total revenue increased by $22.7 million in the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to an increase of $15.1 million in revenue recognized from our deferred revenue balance. The remaining increase was the result of increased purchases of additional products and services of $4.1 million by our existing customers and $3.5 million from increased sales to new customers. The increase in total revenue in the nine months ended September 30, 2015 was comprised of $19.3 million from North America and $3.4 million from the rest of the world. We added 690 net new customers during the nine months ended September 30, 2015, bringing our total customer count to 4,423 as of September 30, 2015, compared to adding 621 net new customers for the same period in 2014, resulting in a total customer count of 3,354 as of September 30, 2014. Products revenue and maintenance and support revenue increased by $10.5 million and $5.4 million, respectively, primarily due to the same contributors that drove our increase in total revenue. Professional services revenue increased by $6.8 million primarily due to increased demand for security advisory services.

Cost of Revenue

	Nine Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenue:
Products	$4,389	$3,366	$1,023	30.4%
Maintenance and support	4,127	3,258	869	26.7
Professional services	11,766	6,100	5,666	92.9

Total cost of revenue	$20,282	$12,724	$7,558	59.4%

Gross margin %:
Products	90.1%	90.1%
Maintenance and support	78.3	76.1
Professional services	16.5	16.0

Total gross margin %	73.9%	76.8%

Total cost of revenue increased by $7.6 million in the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a $5.4 million increase in personnel costs as a result of our increase in headcount from 94 as of September 30, 2014 to 129 as of September 30, 2015 to support our growing customer base. Our increase in cost of revenue also included a $1.4 million increase in allocated overhead, a $0.5 million increase in travel and entertainment expenses, a $0.2 million increase in hardware and hosting costs and a $0.1 million increase in amortization expense. The same factors were the primary contributors to the increases in products, maintenance and support and professional services cost of revenue.

Total gross margin percentage decreased due to our revenue mix.

Operating Expenses

Research and Development Expense

	Nine Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$24,490	$18,778	$5,712	30.4%
% of revenue	31.5%	34.2%

Research and development expense increased by $5.7 million in the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a $4.3 million increase in personnel costs as a result of our increase in headcount from 116 as of September 30, 2014 to 166 as of September 30, 2015 to support our product innovation. Our increase in research and development expense also included a $0.6 million increase in allocated overhead, a $0.5 million charge for write off of capitalized product development costs due to changes in future product development plans, a $0.2 million increase in travel and entertainment expense and a $0.1 million increase in professional fees.

Sales and Marketing Expense

	Nine Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$43,952	$34,720	$9,232	26.6%
% of revenue	56.6%	63.2%

Sales and marketing expense increased by $9.2 million in the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a $6.0 million increase in personnel costs, including sales commissions, as a result of our increase in headcount from 226 as of September 30, 2014 to 267 as of September 30, 2015 to drive additional sales of our products and services. Our increase in sales and marketing expense also included a $1.9 million increase in allocated overhead, a $1.1 million increase in marketing programs, driven largely by our customer conference, and a $0.2 million increase in travel and entertainment expense.

General and Administrative Expense

	Nine Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
General and administrative	$14,638	$9,792	$4,846	49.5%
% of revenue	18.9%	17.8%

General and administrative expense increased by $4.8 million in the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a $2.4 million increase in professional fees as a result of costs indirectly related to our IPO, costs related to operating as a public company and $1.0 million of costs associated with our acquisitions of NTO and Logentries. Our increase in total general and administrative expense also included a $1.6 million increase in personnel costs as a result of our increase in headcount from 57 as of September 30, 2014 to 87 as of September 30, 2015 to support our overall company growth as well as our preparation to operate as a public company. We also had an increase of $0.6 million in allocated overhead and a $0.2 million increase in travel and entertainment expense in the nine months ended September 30, 2015.

Interest Income (Expense), Net

	Nine Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Interest income (expense), net	$(2,489)	$(2,101)	$(388)	(18.5)%
% of revenue	(3.2)%	(3.8)%

Interest income (expense), net decreased by $0.4 million in the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to the increased debt discount amortization of $0.8 million, partially offset by a reduction in interest expense on our term loan of $0.4 million. The increase of debt discount amortization and decrease in interest expense was due to the repayment in full and termination of our term loan in July 2015.

Other Income (Expense), Net

	Nine Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Other income (expense), net	$(191)	$(182)	$(9)	(4.9)%
% of revenue	(0.2)%	(0.3)%

Other income (expense), net remained relatively unchanged in the nine months ended September 30, 2015 compared to the same period in 2014.

Provision for Income Taxes

	Nine Months Ended September 30,		2015 v. 2014 Change
	2015	2014	$	%
	(dollars in thousands)
Provision for income taxes	$382	$280	$102	36.4%
% of revenue	0.5%	0.5%

Provision for income taxes increased by $0.1 million in the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to state taxes for returns filed in new jurisdictions and higher foreign taxes resulting from growth of our operations overseas.

Liquidity and Capital Resources

Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. As of September 30, 2015, we had $124.0 million in cash and an accumulated deficit of $319.2 million.

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

The following table shows a summary of our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash, beginning of period	$36,823	$20,612
Net cash used in operating activities	(1,980)	(5,359)
Net cash used in investing activities	(6,183)	(6,167)
Net cash provided by (used in) financing activities	95,464	(817)
Effects of exchange rates on cash	(140)	(11)

Cash, end of period	$123,984	$8,258

Sources of Funds

We have financed our operations in large part with equity and debt financing arrangements, including net proceeds of $93.4 million from the sale of shares of common and preferred stock over a period of several years prior to our IPO. In addition, in July 2015, we closed our IPO and a concurrent private placement that resulted in aggregate net proceeds to us of $112.3 million, after deducting underwriting discounts and commissions related to our IPO of $8.3 million and offering expenses of $3.1 million, of which $0.6 million remained unpaid as of September 30, 2015.

Uses of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions.

Operating Activities

Operating activities used $2.0 million of cash in the nine months ended September 30, 2015, which reflected growth in revenue, offset by continuing investment in our operations. Cash used in operating activities reflected our net loss of $28.8 million, partially offset by a decrease in our net operating assets and liabilities of $17.8 million and non-cash charges of $9.0 million related to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and impairment charges. The decrease in our net operating assets and liabilities was primarily due to a $25.1 million increase in deferred revenue from sales of our products and services and a $1.6 million increase in accrued expenses, partially offset by a $6.7 million increase in accounts receivable, a $1.6 million decrease in accounts payable, a $0.5 million increase in prepaid expenses and other assets and a $0.1 million increase in other liabilities.

Operating activities used $5.4 million of cash in the nine months ended September 30, 2014, which reflected growth in revenue, offset by continuing investment in our operations. Cash used in operating activities reflected our net loss of $23.6 million, offset by a decrease in our net operating assets and liabilities of $12.6 million and non-cash charges of $5.6 million related to stock-based compensation, depreciation and amortization and provision for doubtful accounts. The decrease in our net operating assets and liabilities was primarily due to a $12.4 million increase in deferred revenue from sales of our products and services, a $2.3 million increase in other liabilities, a $0.3 million decrease in accounts receivable and a $0.2 increase in accrued expenses, partially offset by a $1.5 million decrease in accounts payable and a $1.1 million increase in prepaid expenses and other assets.

Investing Activities

Investing activities used $6.2 million of cash in the nine months ended September 30, 2015, as a result of $3.3 million for net cash used in the acquisition of NTO and $2.9 million for capital expenditures to purchase property and equipment, largely related to leasehold improvements associated with our offices in Belfast, Northern Ireland and Boston, Massachusetts.

Investing activities used $6.2 million of cash in the nine months ended September 30, 2014, primarily for expenditures to purchase property and equipment, principally related to leasehold improvements for our new corporate headquarters.

Financing Activities

Financing activities provided $95.5 million of cash in the nine months ended September 30, 2015, which consisted primarily of net proceeds from our IPO and concurrent private placement of $112.9 million. Cash provided by financing activities also included proceeds from stock option exercises of $1.3 million, partially offset by the repayment of our term loan and related termination fee of $18.5 million, as well as payments on capital lease obligations of $0.2 million.

Financing activities used $0.8 million of cash in the nine months ended September 30, 2014, which consisted primarily of $0.8 million in payments of contingent consideration related to acquisitions and $0.2 million of payments on capital lease obligations, partially offset by $0.2 million in proceeds from exercises of stock options.

Contractual Obligations and Commitments

As of September 30, 2015, there were no material changes in our contractual obligations and commitments from those disclosed in the final prospectus for our IPO dated as of July 16, 2015 and filed with the SEC pursuant to Rule 424(b)(4). On July 23, 2015, we repaid in full the outstanding principal balance of our term loan with Silicon Valley Bank, together with all accrued interest and a termination fee, with a portion of the proceeds from our IPO.

On August 17, 2015, we entered into an amendment to our lease agreement for our principal executive offices in Boston, Massachusetts pursuant to which we have leased approximately 20,000 additional square feet. See note 9 (d) to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation of our disclosure controls and procedure as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have posted a net loss in each year since inception, including net losses of approximately $12.4 million in 2012, $18.9 million in 2013, $32.6 million in 2014 and $28.8 million in the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $319.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

The market for cyber security solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our competitors include: vulnerability management and assessment vendors, including Qualys and Tenable Network Security; diversified security software and services vendors, including IBM and HP; security services specialists, including Mandiant (a subsidiary of FireEye); and providers of point solutions that compete with some of the features present in our solutions.

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

Growth forecasts included in this Quarterly Report on Form 10-Q relating to our market opportunity and the expected growth in the market for information and data security analytics are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if these markets meet our size estimates and experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Quarterly Report on Form 10-Q should not be taken as indicative of our future growth.

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

Each factor above or discussed elsewhere in this Quarterly Report on Form 10-Q or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.

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

Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner, including operations, products and technology acquired in connection with our acquisition of RevelOps, Inc., or Logentries. The integration process requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. This process is complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition, including employees which were acquired in connection with our acquisition of Logentries. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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

Finally, there are currently multinational efforts underway as part of the Wassenaar Arrangement on Export Controls for Conventional Arms and Dual-Use Goods and Technologies, or the Wassenaar Arrangement, to impose additional restrictions on certain cyber security products. To implement the controls under the Wassenaar Arrangement in the United States, on May 20, 2015, BIS published a proposed rule for public comment that would amend the Export Administration Regulations with regard to exports, reexports and transfers (in-country) of specified intrusion software, surveillance items and related software and technology. Under the proposed rule, intrusion software and surveillance items are defined broadly and would establish an export license requirement for all countries other than the United States and Canada for many commercially-available penetration testing and network monitoring products, including commercial versions of Metasploit. Obtaining the necessary licenses or authorizations for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. We submitted public comments to BIS regarding the proposed rule on July 20, 2015. The proposed rule is not currently in effect and BIS representatives have indicated that they intend to draft and seek comments on a new proposed rule prior to issuing a final rule. We will continue to monitor these developments and to evaluate the potential implications of the Wassenaar Arrangement on the commercial versions of Metasploit.

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

In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, we signed up to the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they are adhering to relevant European standards for data protection. On October 6, 2015, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Safe Harbor Framework. In light of CJEU’s decision, we are reviewing our current operations to ensure that our EU-U.S. data transfers comply with EU data protection laws. The available legal basis for such transfers will depend on a number of factors, including, for example, the type of data and the European Economic Area country from which the data is being transferred, and may require that we obtain consent from the customer or employee whose data is being transferred or include in our agreements with the applicable customer or European Economic Area employing entity the standard contractual clauses that have been approved by the EU Commission. These actions may involve substantial time and expense; for example, if we enter into the standard contractual clauses with a customer, in some EU countries, including Belgium and Spain, executed clauses need to be lodged with or notified to the country’s data protection authority prior to the transfer of any data, and in other countries, including Austria, France, Ireland, Romania and Slovenia, the clauses need to be approved by the country’s data protection authority prior to use. The Article 29 Working Party, a body comprising representatives from data protection authorities of all the EU countries that works to harmonize the application of data protection rules throughout the EU, has indicated that, following the CJEU’s ruling on October 6, 2015, it will allow a grace period until the end of January 2016 to implement alternatives. We are therefore working to secure an alternative legal means to support our data transfers by this date and, if we are unable to do so, EU data protection authorities can impose a number of different sanctions, including fines and, ultimately, a prohibition on transfers.

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

As of September 30, 2015, we had four issued patents and 19 patent applications pending in the United States relating to our products. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Rapid7,” “Nexpose” and “Metasploit” names and logos in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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

Taxing jurisdictions, including state, local and foreign taxing authorities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. While we believe that we are in material compliance with our obligations under applicable taxing regimes, one or more states, localities or countries may seek to impose additional sales or other tax collection obligations on us, including for past sales. It is possible that we could face sales tax audits and that such audits could result in tax-related liabilities for which we have not accrued. For example, we are currently subject to audits by the Commonwealth of Massachusetts. A successful assertion that we should be collecting additional sales or other taxes on our offerings in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our offerings or otherwise harm our business and operating results.

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

As of December 31, 2014, we had federal and state net operating loss carryforwards, or NOLs, of $71.7 million and $59.1 million, respectively, available to offset future taxable income, which expire in various years beginning in 2029 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-

change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2014, we determined that although a small limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our common stock.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $16.50 to an intraday high of $27.45 through October 31, 2015. Factors that may affect the market price of our common stock include:

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

As of October 31, 2015, our directors, executive officers and holders of more than 5% of our common stock, some of whom are represented on our board of directors, together with their affiliates beneficially owned 61% of the voting power of our outstanding capital stock. As a result, these stockholders will be able to determine the outcome of matters submitted to our stockholders for approval. Some of these persons or entities may have interests that are different from yours, and this ownership could affect the value of your shares of common stock if, for example, these stockholders elect to delay, defer or prevent a change in corporate control, merger, consolidation, takeover or other business combination. This concentration of ownership may also adversely affect the market price of our common stock.

We may invest or spend the proceeds of our IPO in ways with which you may not agree or in ways which may not yield a return.

We anticipate that the remaining net proceeds from our IPO will be used for working capital and other general corporate purposes. We may also use a portion of the remaining net proceeds to acquire complementary businesses, products or technologies. However, we do not have any agreements or commitments for any acquisitions at this time. Our management will have considerable discretion in the application of the net proceeds, and you will not have the opportunity to assess whether the proceeds are being used effectively. The net proceeds may be invested with a view towards long-term benefits for our stockholders and this may not increase our operating results or market value. The failure by our management to apply these funds effectively may adversely affect the return on your investment.

Future sales of our common stock in the public market could cause our share price to decline.

As of October 31, 2015, 41,593,835 shares of our common stock were issued and outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Of our issued and outstanding shares of our common stock, 7,417,500 shares of common stock sold in our IPO are freely transferable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares acquired by our affiliates, as defined in Rule 144 under the Securities Act. The remaining 34,176,335 outstanding shares of common stock are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers through January 12, 2016.

Additionally, stockholders holding approximately 71% of our common stock outstanding, will, after the expiration of the lock-up periods specified above, have the right, subject to various conditions and limitations, to include their shares of our common stock in registration statements relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. Shares of common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

We have filed registration statements on Form S-8 under the Securities Act to register the total number of shares of our common stock that may be issued under our equity incentive plans. In addition, in the future we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock.

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

(a) Recent Sales of Unregistered Equity Securities

From July 1, 2015 through July 17, 2015, the date of the filing of our registration statement on Form S-8; File No. 333-205716), we issued and sold an aggregate of 89,663 shares of our common stock to our employees and former employees upon the exercise of stock option awards under our equity plans, at exercise prices ranging from $0.30 to $10.88 per share, for aggregate proceeds of $0.4 million.

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

The net proceeds to us, after deducting underwriting discounts and commission of $8.3 million and offering expenses of $3.1 million, were $107.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested a portion of the net offering proceeds into money market securities. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated as of on July 16, 2015 and filed with the SEC pursuant to Rule 424(b)(4); provided, that subsequent to September 30, 2015, we used $36.2 million in cash to acquire 100% of the outstanding capital stock of RevelOps, Inc.

At September 30, 2015, $0.6 million of expenses incurred in connection with our IPO had not yet been paid.

(c) Issuer Purchasers of Equity Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.

3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.

10.1#	Non-Employee Director Compensation Policy of Rapid7, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 12, 2015	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: President, Chief Executive Officer and Director

Date: November 12, 2015	By:	/s/ Steven Gatoff
Name: Steven Gatoff
Title: Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.

3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.

10.1#	Non-Employee Director Compensation Policy of Rapid7, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
#	Indicates management contract or compensatory plan.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.