Form 10-K
period 2015-12-31
Rapid7, Inc.
filed 2016-03-10
CIK 1560327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-37496

RAPID7, INC.

(Exact name of registrant as specified in its Charter)

Delaware	35-2423994
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Summer Street Boston, MA	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 247-1717

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.01 Per Share; Common Stock traded on the NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The NASDAQ Global Market on July 17, 2015. The number of shares of registrant’s Common Stock outstanding as of March 1, 2016 was 41,608,564.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

• our ability to continue to add new customers, maintain existing customers and sell new products and professional services to new and existing customers;

• the effects of increased competition as well as innovations by new and existing competitors in our market;

• our ability to adapt to technological change and effectively enhance, innovate and scale our solutions;

• our ability to effectively manage or sustain our growth and to attain and sustain profitability;

• our ability to diversify our sources of revenue;

• potential acquisitions and integration of complementary business and technologies;

• our expected use of proceeds;

• our ability to maintain, or strengthen awareness of, our brand;

• perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to security breaches in our customers; systems, unscheduled downtime or outages;

• statements regarding future revenue, hiring plans, expenses, capital expenditures, capital requirements and stock performance;

• our ability to attract and retain qualified employees and key personnel and further expand our overall headcount;

• our ability to grow, both domestically and internationally;

• our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally including laws and regulations related to export compliance;

• our ability to maintain, protect and enhance our intellectual property;

• costs associated with defending intellectual property infringement and other claims; and

• the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.

These statements represent the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors”

included under Part I, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Item 1. Business.

Overview

Rapid7 is a leading provider of security data and analytics solutions that enable organizations to implement an active, analytics-driven approach to cyber security. Our security data and analytics platform was purpose built for today’s increasingly complex and chaotic IT environment. We combine our extensive experience in security data and analytics and deep insight into attacker behaviors and techniques to make sense of the wealth of data available to organizations about their IT environments and users. There has been an explosion of increasingly sophisticated cyber attacks as the proliferation of mobile devices, cloud-based applications and solutions relying on user credentials has eliminated the boundaries that previously defined an organization’s network perimeter and expanded the threat surface that organizations must now defend. Our powerful and proprietary analytics enable organizations to contextualize and prioritize the threats facing their physical, virtual and cloud assets, including those posed by the behaviors of their users. Leveraging our security data and analytics platform, our solutions enable organizations to strategically and dynamically manage their cyber security exposure. Our solutions empower organizations to prevent and contain attacks by providing visibility into vulnerabilities and to rapidly detect compromises, respond to breaches and correct the underlying causes of attacks. This balanced and analytics-focused approach ultimately better secures organizations’ environments and reduces the likelihood of, and risks associated with, cyber attacks. We believe our technology and solutions revolutionize the practice of cyber security and are central and critical to implementing a modern security program.

With our security data and analytics platform, which we refer to as the Rapid7 Insight Platform, at our core, we are pioneering active, analytics-driven solutions to cyber security that enable organizations to find and eliminate critical weaknesses and detect attacks in their IT environments. Our threat exposure management offerings include our industry-leading vulnerability management, web application security testing and attack simulation products, which we enhance with deep security analytics capabilities to quickly deliver contextual risk prioritization, critical threat awareness and impactful remediation guidance. Similarly, we added analytics and automation to traditional manual penetration testing to be able to deliver robust ongoing attack simulation solutions that provide organizations with visibility into real world threats. By providing and combining analytics and actionable insights related to both an organization’s attack surface and the dynamic threat landscape, our security data and analytics platform enables organizations to manage their threat exposure above and beyond traditional vulnerability management products on the market.

Further leveraging our data collection, analytics and attacker knowledge, we introduced our incident detection and response solutions to provide organizations with the ability to rapidly detect and respond to cyber security incidents and breaches. We believe that the traditional approach to detecting and responding to incidents using Security Information and Event Management, or SIEM, Intrusion Detection System, or IDS, and Intrusion Prevention System, or IPS, technologies, among others, is not entirely effective. These technologies can burden an organization with unmanageable volumes of alerts as well as false positives. Our solutions use a variety of analytics to help identify cyber threats to an organization and provide IT security teams with the ability to easily build incident timelines for faster investigations and more efficient resolution, as well as enabling search across the organization’s data from our Insight Platform. Proprietary behavioral and pattern-recognition analytics are central to this capability, which functions in part by automatically mapping an organization’s assets and users relative to the threat landscape, such that aberrant and risky user-specific and asset-specific behaviors are rapidly identified, escalated for investigation and prioritized by threat level. To complement our incident detection product, we offer a range of services. These include our recently introduced analytic response service, which provides our customers with a managed service for threat detection and response, and our incident response professional services through which we provide critical access to our security experts and experience to organizations that have identified a serious security incident, enabling them to accelerate incident response and containment. We also offer security advisory services that help organizations develop a holistic approach to their cyber security programs, test their incident response preparedness and advance their cyber security program maturity. All of our products are designed with an intuitive user interface, focused on ease-of-use and fast time-to-value for our customers.

The Rapid7 Security Data and Analytics Evolution

Cyber security has become a strategic imperative for organizations globally, driven by increased focus by boards of directors and senior management in the wake of numerous high profile breaches and data thefts. Organizations are increasingly at risk of being compromised, with organizations reporting a 38% increase in security incidents detected and a 56% increase in the theft of “hard” intellectual property in 2015 over the prior year, according to a report by PricewaterhouseCoopers LLP, or PWC. There are three converging macro drivers that are changing the cyber security landscape for organizations and driving the increase in cyber breaches. First, mobile and connected devices, cloud-based applications and more open and interconnected networks have increased IT complexity, expanding the exploitable attack surface across an organization and resulting in more sources of potential vulnerability. Second, there has been a dramatic change in the tools available to cyber attackers. Attackers can now purchase, at very low cost, highly effective and easy-to-use software that is designed to circumvent traditional prevention-based tools, thereby lowering the bar for nearly anyone to launch advanced cyber attacks. Third, the economic motives for attackers are more compelling, with new, vibrant markets providing attackers an efficient and effective way to monetize stolen customer information and employee data.

The confluence of these factors has rendered the old model of “block and protect” prevention-based cyber security programs ineffective. These traditional “block and protect” approaches to cyber security typically rely disproportionately on network perimeter protection tools such as firewalls and antivirus software to stop attackers. However, as the network perimeter rapidly disappears, the effectiveness of these legacy solutions diminishes greatly. In addition, prevention-centric models are often passive and implemented with a “deploy and forget” mentality, lacking a holistic cyber security strategy. While these approaches can alert IT security professionals to potentially suspicious activity, the data generated is often raw and in “machine form,” making it difficult for an organization to develop actionable insights that reflect a real-time understanding of the organization’s assets, user behavior and the dynamic threat landscape that it faces. Developing these insights has historically been complex and resource intensive, requiring security expertise, data scientists and analytical modeling skills, which many organizations lack. Further, preventative solutions are generally not able to identify or deter attacks that involve modern attack techniques such as the use of stolen or weak credentials, which have been the primary cyber threat action by attackers for five years in a row, according to the 2015 Verizon Data Breach Investigations Report. Organizations have also historically struggled to identify attacks in their early stages, with nearly 33% of attacks taking more than a month and up to a year to discover, according to the 2015 Verizon Data Breach Investigations Report. The decreasing effectiveness of a traditional prevention-focused approach to cyber security is causing a significant shift to a new model that uses an active, analytics-driven approach to reduce and manage risks to the organization. This new model disrupts the historical focus on “block and protect” solutions and balances organizations’ investments in prevention, detection and correction to reduce the likelihood of, and risks associated with, cyber attacks. Effective implementation of this new model demands data and analytics to assess the effectiveness of tools and programs, identify attacker behaviors and prioritize and remediate exposures. Rapid7 empowers organizations to better secure their dynamic IT environments by providing the security data and analytics that are at the core of a holistic and active, analytics-driven approach to cyber security. Given the shift to the new cyber security model and the needs of organizations to address their security issues, we estimate that the market opportunity for security data and analytics is $14.4 billion in 2016.

As of December 31, 2015, we had more than 5,100 customers, including 37% of the organizations in the Fortune 1000. We have experienced strong revenue growth with revenue increasing from $31.0 million in 2011 to $110.5 million in 2015, representing a 37% compound annual growth rate. We have strong visibility to our revenue as 53% of the revenue recognized in 2015 was recorded on our balance sheet as deferred revenue as of December 31, 2014 and 82% of the revenue recognized in the fourth quarter of 2015 was recorded on our balance sheet as deferred revenue as of September 30, 2015. We incurred a net loss of $49.9 million in 2015 as we continued what we believe is a disciplined path of investing for growth given our large market opportunity.

Recent Developments

On October 13, 2015, we acquired RevelOps, Inc. (d/b/a Logentries), a provider of machine data search technology. With the addition of Logentries’ cloud-based log management and search capabilities, we enable information security teams to solve a broader range of security challenges, investigate incidents and more efficiently achieve their compliance requirements. We acquired Logentries for a total consideration of $67.9 million.

In February 2016, we announced InsightIDR, our new Insight Platform offering that integrates our recently acquired Logentries machine data search technology, enabling organizations to go from compromise to containment quickly and also meet their operational compliance needs. InsightIDR is a cloud-based offering that seeks to provide comprehensive incident detection and response and will be available in the first quarter of 2016. Our InsightIDR offering combines behavior analytics and search with contextual data collection to help detect some of the stealthiest attacks. InsightIDR directly addresses the gaps found in many of today’s detection technologies, including SIEMs and IPSs and is powered by our Insight Platform, which simplifies and combines data collection, analytics, and search technology. The combination of these technologies can enable not only effective detection but also efficient investigation, so that organizations can rapidly go from compromise to containment. InsightIDR puts the organization’s data at the IT security analyst’s fingertips so an organization can improve investigation times often at lower costs than with traditional solutions on the market.

Industry Background

Industry Overview

Cyber security is a critical focus area for executives, boards of directors and IT security professionals at organizations globally. Security breaches are becoming more common, higher profile and have increasingly negative consequences for organizations. In response, organizations are enlarging cyber security budgets in order to thwart potential attacks and minimize the risks associated with those attacks. IT security professionals face a rapidly evolving and dynamic threat landscape and an increasingly fragmented mosaic of security technology vendors offering point solutions to prevent specific threats and protect against specific attack vectors. Forced to make choices and allocate cyber security budgets with limited information, IT security professionals are often left feeling overwhelmed. At the same time, threats continue to escalate due to three converging macro drivers that are changing the practice of cyber security:

Increasingly Complex IT Environment is Expanding Organizations’ Attack Surfaces

The transformation of the IT environment is being driven by the proliferation of mobile and other connected devices, cloud-based applications and the increasing empowerment of business users. IT departments are required to deliver more applications faster, often in the cloud, in order to meet growing user demands for innovation and productivity tools. As a result, it has become increasingly difficult for IT departments to secure the increasing number of systems against the growing number of known security vulnerabilities. For example, in 2014, many organizations were affected by the exploitation of widespread vulnerabilities such as “Heartbleed” and “Shellshock,” with many IT departments unprepared and under-resourced as they attempted to understand the impact of these vulnerabilities and then quickly operationalize a remediation effort to minimize the risks and exposures to their organizations.

Increasing user empowerment has also led to an increase in the number of applications and devices and the amount of data that individual users can access with their credentials, which further expands the attack surface of an organization exposed to potential cyber criminals. According to the 2015 Verizon Data Breach Investigations Report, compromised credentials have been the number one cyber threat action by attackers for five years in a row. Users can be the subject of targeted phishing attacks, where an attacker masquerades as a trustworthy entity in an electronic communication in order to gain control of a user’s device and/or credentials. These credentials can then be used to access the enterprise and its network more broadly, as well as give the attacker access to cloud-based software and applications, where they may gain access to even more protected data. Through 2015, more than 75 percent of mobile applications will fail basic security tests, according to Gartner, Inc. or Gartner. Firewalls and other traditional prevention-based techniques are less capable of protecting this complex and expanded attack surface, leaving IT security professionals overwhelmed by new threats and looking for new technologies and ways to respond.

Weaponized Malware Evades Traditional Prevention-Based Tools and Expands the Cyber-Attacker Universe

The historical threat landscape used to be defined by amateur cyber criminals launching attacks for fame or mischief. Those attacks caused relatively little damage and could often be detected and prevented by signature-based security solutions. However, today there are sophisticated software toolkits and malware that can be used to launch a cyber attack, which are readily available online for free or at a low cost. These toolkits are specifically designed to circumvent the preventative security measures typically put in place by organizations, allowing cyber criminals with rudimentary IT knowledge to launch sophisticated attacks on enterprise users and networks. With this weaponized software, cyber attacks are no longer just the domain of advanced attackers, and the number of security breaches is rapidly increasing. According to PWC, the total number of security incidents detected by enterprises increased by 38% in 2015. The motivations of cyber criminals are highly varied and include not only mischief but the desire to embarrass organizations, promote specific social issues, feed national interests, support terrorism and make money – all of which could be pursued with today’s weaponized software and which could make nearly every organization a potential target.

A Vibrant Cyber-Crime Economy Further Incents Cyber Attackers

The dependence of organizations on information technology and the sensitive and valuable nature of digitally stored data have raised the stakes for cyber attackers, with financial gain becoming a primary motive for many attackers. Economic incentives for attackers continue to become more compelling, as new and vibrant black markets for stolen data, including credit card information, email account information and healthcare information, enable attackers to efficiently and effectively monetize stolen information. This more recent dynamic has led to a proliferation of data from successful attacks being offered for sale by cyber criminals, and the formation of a lucrative and growing underground economy. According to a 2014 report by the RAND Corporation, hacker black markets are growing in size and complexity and in certain respects can be more profitable than the illegal drug trade because worldwide distribution is accomplished electronically such that resource requirements are negligible.

Enterprise Security Shifting from Passive “Block and Protect” to Actively-Managed Security Programs

As a result of the above trends in the cyber security landscape, IT teams are increasingly faced with unwieldy chaos as they are challenged to deliver solutions that increase user and employee productivity while ensuring overall organizational integrity and security. This challenge can be overwhelming for IT security professionals as they seek to protect their organizations against increasingly frequent, damaging and costly breaches. A new model for cyber security is needed and organizations are shifting from the traditional “block and protect” prevention-centric strategies to actively-managed security programs for the following reasons:

Passive, Prevention-Based Security Infrastructure is Inadequate

Organizations have traditionally taken a passive approach to cyber security, relying on deploying “block and protect” security tools aimed at thwarting attackers at the perimeter of the network. “Block and protect” security tools include firewalls, intrusion prevention, identity and access management, endpoint security and network access controls, among others. To address newly discovered vulnerabilities and security threats, IT security professionals traditionally added new prevention-centric devices and technologies to their existing tools, with little consideration for overall management or ecosystem optimization. On the other hand, sophisticated software-enabled technologies and techniques are increasingly used by cyber criminals to evade prevention-based security solutions. Additionally, the explosion of cloud-based applications and mobile devices accessing enterprise data are blurring the previously rigid lines that once defined enterprise network boundaries. Without these boundaries, prevention-based tools are easily circumvented by attackers.

Equally problematic for today’s organizations, traditional “block and protect” solutions are ineffective against cyber attacks using compromised user credentials. Traditional security protocols rely on procedures to grant individual users only the specific security privileges that they require, but such reliance fails when users’ credentials are stolen or compromised. The risks and exposures are further increased because many users have administrator-level credentials on their devices to maximize their productivity, but these credentials are relatively easily stolen and can be exploited by attackers in order to gain access to an organization’s network, assets and information. Use of stolen credentials in cyber attacks is becoming a significant issue with 90% of respondents to the Rapid7 2015 Incident Detection & Response Survey stating that they are worried about compromised credentials. Furthermore, according to the 2015 Verizon Data Breach Investigations Report, compromised credentials have been the number one threat action for five years in a row.

Organizations Must Move to an Active, Data and Analytics-Driven Approach

In light of high profile and costly security breaches, IT security professionals are increasingly focused on developing comprehensive security programs to better protect their organizations against attacks. While prevention-based approaches can alert IT security professionals to potentially suspicious activity, the data is typically delivered through an overwhelming number of alerts and is often raw and in “machine form,” making it difficult for an organization to develop actionable insights that reflect a real-time understanding of the organization’s assets, user behavior and the dynamic threat landscape that it faces. Developing these insights has historically been complex and resource intensive, requiring security expertise, data scientists and analytical modeling skills, which many organizations lack. By contrast, active, analytics-driven security approaches require more than just the deployment of technology to prevent breaches. To improve the overall effectiveness of an organization’s cyber security program, an actively-managed approach focuses on analytics and an understanding of risks and threats in context, and facilitates the allocation of security budgets to the specific tools that enable the organization to process and analyze significant amounts of data in real time to quickly identify, understand and react to attacks and breaches as they occur. Through security data and analytics, organizations can recognize behavior patterns associated with breaches, even if the attack vector is completely novel. The organization can then develop and improve its cyber security programs in order to reduce its exposures and better detect and respond to compromises using a holistic approach across the following overall vectors of a security program:

•	Prevention. Identifying, prioritizing, addressing and reducing risks in a manner that reflects each organization’s unique IT infrastructure as well as the dynamic and evolving threat landscape.

•	Detection. Analyzing an organization’s attack surface along with user and attacker behaviors to quickly identify security breaches and facilitate a timely and effective response to cyber attacks.

•	Correction. Implementing techniques to remediate high-priority risks both tactically and at the program level.

The following graphic illustrates the shift that we believe is occurring with respect to how organizations manage their cyber security programs:

Shift to Analytics-Driven, Risk-Based Approach to Cyber Security

Analytics provides the critical context and prioritization to underlying security data to facilitate effective, informed and proactive decisions that allow for the systemic and dynamic management of security programs across each of these areas. An active, analytics-driven security program can prevent attacks through increased visibility into vulnerabilities, rapidly detecting and responding to compromises and correcting the underlying causes of attacks. This balanced and analytics-focused approach ultimately secures organizations’ environments and reduces both the likelihood of, and risks associated with, cyber attacks better than a traditional “block and protect” security strategy.

Our Market Opportunity

According to Gartner, advanced targeted attacks make prevention-centric strategies obsolete. Securing enterprises in 2020 will require a shift to information- and people-centric security strategies, combined with pervasive internal monitoring and sharing of security intelligence. Accordingly, we believe that our market opportunity is large and growing and will be positively impacted by the ongoing shift in security spending from a traditional, passive, “block and protect” approach to an active, analytics-driven approach to cyber security. Gartner, Inc. estimates that by 2020, 60% of enterprise information security budgets will be allocated for rapid detection and response approaches – up from less than 20% in 2015.

Our estimate, based on International Data Corporation data, is that the overall market for security data and analytics is a $14.4 billion opportunity in 2016. Included in our estimates are all or a portion of the markets for Vulnerability Management, SIEM, Policy and Compliance, Network Intrusion Detection and Prevention, Endpoint Security Suites and Security Services. We believe that our market opportunity will grow as organizations continue to move away from technologies such as SIEM and Network Intrusion Detection, which can burden an organization with alerts and false positives and may be inadequate in today’s environment.

Benefits of Our Solutions

We are a leading provider of security data and analytics solutions that enable organizations to implement an active, analytics-driven approach to cyber security. Key benefits of our solutions include:

Decreased Risk of Security Breach. Our technology platform and solutions provide IT security professionals with a complete view of their dynamic attack surface and automatically assess an organization’s vulnerabilities relative to the evolving threat landscape. We provide robust and relevant analytics and insight into attacker behaviors and techniques so that IT security professionals are able to identify and prioritize risks effectively to reduce risks and ultimately create a more secure IT environment for their organization. Our data and analytics are coupled with our deep search technology that allows IT organizations the ability to deeply investigate risks such that they can be contained and remediated quickly.

Enhanced Attack Preparedness. Our solutions allow our customers to test their defenses by simulating real-world attacks on their IT environments, using the same techniques and exploits as attackers. Our attack simulation solutions leverage our security data and analytics expertise as well as the insights from our community of thousands of active Metasploit users who provide us with real-time, real-world insight into attacker behavior across the global IT attack surface. By using the same techniques as attackers and simulating real-world attacks on IT environments, we enable our customers to uncover critical gaps in their preventative measures and identify shortcomings in their incident detection and response capabilities.

Fast, Effective and Confident Intrusion Response. Our product and service offerings can help mitigate the impact of a breach by automatically identifying the root cause of a breach and providing clear and actionable insight into effective mitigation and correction. Our technology automatically monitors each user and IT asset within an organization without the need to build and maintain complicated detection rules or data queries or deploy collection agents. Rather than sending numerous alerts and alarms that become an onslaught of overwhelming and unintelligible data, our solutions provide timely, prioritized and clear analysis and instructions to IT security professionals so that they can quickly, confidently and effectively respond to cyber security breaches. Furthermore, we couple our detection technology with our deep search capabilities, which can improve the time from compromise to containment. Complementing our products, when an organization is breached, our incident response professionals leverage our deep security expertise to help guide customers through critical breach response tactics and implementation of mitigation strategies. This comprehensive approach to incident detection and response can help our customers manage the evolving threat landscape.

A Continually Relevant and Effective Security Program. We serve as a trusted security advisor to our customers, providing both products and professional services that enable organizations to implement an active, analytics-driven approach to cyber security. Our solutions are continually relevant as they evolve with, and react to, the dynamic threat landscape. Guided by our holistic approach balancing prevention, detection and correction solutions, we provide strategic, technology-agnostic guidance tailored to an organization’s security maturity and optimized to an organization’s IT environment.

Our Competitive Strengths

We have developed the following key competitive advantages that we believe will allow us to maintain a leadership position in the market for security data and analytics:

Automated Data Collection from the Endpoint to the Cloud. We have deep technology expertise in cyber security data collection from 16 years of experience in vulnerability management. Our Insight Platform provides robust data collection capabilities across multiple data sources, from endpoint information, to user behaviors, to cloud activity. As an organization’s infrastructure evolves and expands, additional data sources are quickly and efficiently integrated into our platform. Further, our Insight Platform uses flexible collection methods as it does not require the use of agents for data collection, although it can leverage agents when needed. This allows our platform to amass data from multiple sources quickly and without significant customer installation expertise, while providing greater visibility to IT security professionals. We believe that the simplicity of integrating our products into a customer’s IT environment is a key competitive differentiator for us, as it provides a significant advantage for IT security professionals who may otherwise be unable to collect and process the necessary data from across their organization.

Customer-Specific Security Analytics. We understand the cyber security risks specific to each of our customer’s organizations and IT environments. Our technology platform collects and organizes data from each customer’s unique IT environment, which allows us to systemically and automatically profile the key risks specific to each customer. By utilizing our powerful, proprietary analytics to assess and understand the context and relationships around users, IT assets and cyber threats within a customer’s environment, we can provide our customers with specific, actionable insights specific to their environments.

Robust and Relevant Knowledge of Attacker Activity. Our database of more than 70,000 known vulnerabilities is continuously expanding through the efforts of our internal security experts and the broader Metasploit community. Our ties to the security research community through our Metasploit framework, an open source project with an active community of contributors and users that was downloaded over 100,000 times in 2015, provides us with real-time insight into new attacks and exploits. The size and accuracy of our exploit database and the speed at which our threat exposure management offerings are updated provides significant value to IT security professionals looking to secure their networks in a dynamic and evolving threat environment. We also have a team of experienced security researchers who support our knowledge and security insights through threat intelligence research and attacker modeling.

Intuitive Product Design Focused on Speed to Insight. Our solutions are designed for ease-of-use by IT security professionals. Our underlying technology platform can easily become part of our customers’ operational fabric without requiring internal expertise in systems integration, data science or data scripting. Our solutions are designed to abstract the powerful underlying capabilities of our security data and analytics platform so that users interact with a simple, elegant interface. We believe that this clean user interface and intuitive design of our products differentiate Rapid7 products from the competition and enables our customers to develop actionable insights quickly and with limited training. We believe that our solutions are resource efficient for our customers and provide them with a fast time-to-value, which makes it easy for organizations to understand the benefits of an active, analytics-driven approach to cyber security.

Deep Security Domain Expertise Across Technology, Operations and People. We leverage our deep domain expertise in security data and analytics to better serve our customers, who frequently have limited ability to carry deep expertise in-house. We offer security advisory services to help customers assess the quality of their security programs and implement changes to make them more effective and cost efficient. We also offer incident detection and response services to help customers find and respond to attacks and compromises that they may be missing on their own. Ultimately, we serve as a trusted security advisor to our customers, encompassing a powerful combination of technology, services and operations expertise to support our customers’ success in managing their cyber security exposure. We believe that this differentiates our offerings, resulting in strong customer retention and our ability to expand our share of our customers’ security spending over time.

User Behavior Analytics. We believe that our user-centric approach to analytics is a key differentiator of our technology platform and offerings. Our software solutions automatically create a behavior profile for each user in a customer’s IT environment. We compare these profiles against dynamic attacker behavior profiles to distinguish normal user behavior from suspicious behavior and incorporate additional data about how systems are likely to respond when under real-world attack. Within our technology platform, our prioritization engine triangulates on the most important data to determine potentially compromised user credentials and reduce false signals and alerts. In addition, our ability to provide rapid context around users and assets involved in an incident can significantly reduce investigation time, enabling organizations to more quickly respond to, contain and mitigate breaches. These powerful user-centric analytics allow IT security professionals to make informed and proactive decisions.

Fast and Accessible Search Capabilities. We believe that our ability to enable fast search through an organization’s data can enable IT security professionals to better investigate and operationalize data to quickly identify the root cause of issues. Our solutions allow IT security professionals to collect both structured and unstructured machine data and to obtain rapid access to their data. These capabilities, along with real time and easily accessible search across raw logs for known patterns with intuitive search queries, can enable IT security professionals to access their data for operational purposes.

Our Growth Strategy

Our mission is to deliver security data and analytics that revolutionize the practice of cyber security. Key elements of our growth strategy include:

Drive New Customer Additions. We believe that most organizations with IT infrastructure would benefit from our products and services, regardless of size or industry, and we have a significant opportunity to increase our penetration across these organizations. In particular, we are focused on further penetrating large enterprises and middle-market businesses. We have principally sold our products and services through our direct inside sales team and recently augmented our sales capabilities with a direct field sales team. In 2015, we made a significant investment in our sales organization, growing our headcount by 39% and our total net number of customers by 1,399, or 37%. We intend to continue to invest in building our global sales and go-to-market organizations. See “Our Customers” for additional information regarding our markets.

Increase Customer Economics and Success. Our customer base includes more than 5,100 customers, as of December 31, 2015. We believe that these customers provide us with a significant opportunity to drive incremental sales by both selling larger volumes of the offerings that a customer is already purchasing from us and cross selling other offerings from our portfolio to these customers. For example, customers acquired in 2011 have spent, in the aggregate, 2.9 times their initial 2011 spend with us through 2015, which we believe reflects both our strong renewal rates and our ability to drive upsells and cross-sells since our license agreements with a majority of these customers are perpetual in nature. We believe that we currently only capture a percentage of the total cyber security budgets of our enterprise customers and we believe that they will increase their spending with us as they continue to shift their programs to security data and analytics-centric strategies. We have a dedicated customer success team focused on engagement and education to drive customer loyalty and increased purchases of our solutions.

Continue to Expand Internationally. In 2015, we generated 13% of our revenue from customers outside of North America, while 54% of the total cyber security market is outside of North America, according to a February 2014 report by Frost & Sullivan. We believe that cyber attacks are increasingly global in nature and that organizations globally are increasingly shifting to an active, data and analytics-driven approach to cyber security. We plan to continue to increase our international sales, service and support organizations to target additional sales across Europe and Asia and will also continue to expand our number of channel partners internationally.

Continue to Innovate with Our Products and Technology Platform. We plan to build upon our current performance and technology leadership in security data and analytics to enhance our technology platform and product capabilities. For example, in early 2016 we announced InsightIDR, our comprehensive incident detection and response solution that can enable organizations to go from compromise to containment quickly and also meet their operational compliance needs. This new solution integrates our recently acquired Logentries machine data search technology. InsightIDR builds on our Insight Platform, and our deep understanding of attacker behavior, to provide organizations with actionable insights into security incidents.

Serve as the Hub for Cyber Security. Our robust and comprehensive data collection capabilities, deep understanding of the attacker, analytics-driven approach and industry leadership through our Metasploit community position us to fundamentally change the way that organizations approach cyber security. Moreover, our technology platform was developed with open application program interfaces, or APIs, to allow other developers to access the security data that we collect and the powerful analytics that we provide. We expect to continue to offer new analytics-based solutions for cyber security operations and that third-party application developers will continue to leverage our data collection and analytics capabilities.

Our Security Data and Analytics Platform

Our Insight Platform is at the core of our security data and analytics product offerings. The platform was built using our extensive experience in collecting and analyzing data to enable our customers to create and manage active, analytics-driven cyber security programs. There are two fundamental and competitively differentiating capabilities of our technology platform: (1) the breadth and depth of data that we collect and (2) the powerful analytics, and resulting correlation and context that we apply to the data. Our robust data collection architecture supports gathering a wide swath of organizational and environmental data from endpoints to the cloud, including key data about user-specific behavior. Further, by using agentless data collection architecture, we can provide IT security professionals with seamless integration and automatic visibility into their dynamic and rapidly-expanding attack surfaces. By utilizing our powerful, proprietary analytics to assess and understand the context and relationships around users, IT assets and cyber threats within a customer’s environment, we can provide our customers with specific, actionable insights.

The Rapid7 Security Data and Analytics Platform

Our Insight Platform was architected from inception to be secure, reliable, scalable and extensible, enabling both us and third-party developers to create and add new applications that leverage our powerful data collection and analytics competencies. The design and development of our Insight Platform includes the following key attributes:

Holistic Dataset for Managing Cyber Security. Our Insight Platform collects information from multiple sources to provide a holistic view across an organization’s ecosystem from network and endpoint data, to enterprise cloud data, to user information. We collect data from the following sources: cyber security assets such as firewalls, intrusion detection systems, or IDS, intrusion prevention systems, or IPS, identity and access management, or IAM, and security information and event management, or SIEM; users; endpoints such as computers, mobile and connected devices and servers; applications; cloud activity; IT environment permissions, policies and controls; and third parties, such as cloud-based email and business productivity solution providers.

Robust Platform and Customer Data Security. Our Insight Platform was designed to provide a secure environment for both our data and that of our customers. We deploy a variety of technologies and industry-leading practices such as physical and logical customer data segregation, network segmentation, audited and monitored access level controls, data anonymization and separated development-staging-production environments to help ensure that the data collected from a customer’s environment remains proprietary and secure, including encrypting data when appropriate. Further, we regularly run penetration tests of our platform.

Both Agentless and Endpoint Agent Based Architecture with Automated Analytics. We have designed our solutions to be easy to deploy with minimal manual input from our customers. We developed our platform utilizing a flexible approach that employs both agentless data collection and our own internally-developed endpoint agent-based data collection technology, which enables rapid and seamless integration of our products into our customers’ IT environments and provides IT security professionals with instant visibility into their dynamic and rapidly-expanding attack surfaces. Our customers can use the approach that best meets their needs. Proprietary analytics are embedded in our solutions and are continuously curated based on the latest security research such that organizations are not required to develop customized detection rules or write scripts to yield actionable insights.

Enterprise-Grade Scalability. Our technology platform provides a high level of horizontal scalability. We leverage on premise deployment models and Amazon Web Services, or AWS, to achieve a high degree of redundancy, fault tolerance and cost-effective operations. We are currently deployed in two AWS regions, with plans to add additional geographies. Our automated deployment technologies enable us to add new AWS instances or additional services rapidly. Within our platform, we use a variety of SQL and NoSQL technologies to enable broad scalability, while keeping each customer’s data entirely separate. Our infrastructure architecture is designed to process large amounts of data and easily incorporate new data sources, including on premise, cloud and mobile. Our platform is designed to support customers with large numbers of users or with geographically dispersed environments, and we have scaled to meet the needs of customers with over 2.0 million active assets and 50,000 active users.

Extensible Modern Platform. Our technology platform provides a rich set of APIs and services that enable customers, partners and developers to import and export data and utilize our analytics capabilities. This allows us to easily integrate with other security tools in the customer’s environment and also enables customers to build bespoke applications and analysis on top of the data that we gather.

Our Products and Services

We offer products and professional services that leverage our security data and Insight Platform. We typically engage with customers based on their current needs determined in large part by what is occurring in their IT environments, within their industries and the initiatives of their senior management and boards of directors. We offer three broad solution groups: threat exposure management, incident detection and response and security advisory services. An organization that has just detected that it has been breached, for example, may initially purchase our incident detection and response products and services whereas a customer with a new chief information security officer looking to gain insight into the organization’s security environment may initially purchase our threat exposure management solutions, and a customer whose board of directors has mandated a security review may initially purchase our security advisory services.

Our threat exposure management solutions reflect our evolution and enhancement of traditional vulnerability management tools to encompass a broader set of data, including real-world threat information, and analytics that facilitate systematic remediation. By providing IT security professionals with a complete view of their changing attack surface and an automated way to assess the evolving threat landscape, our customers can implement a data and analytics-driven cyber security program to minimize high-priority risks.

Our incident detection and response solutions offer customers a combination of product-based analytics as well as expert services to help detect attackers and respond to attacks once they are discovered. In addition, in October 2015, we acquired Logentries, a provider of machine data search technology. With the addition of Logentries’ cloud-based log management and search capabilities, we enable information security teams to solve a broader range of security challenges, investigate incidents and more efficiently achieve their compliance requirements.

We offer our products through a combination of perpetual and term software licenses, cloud-based subscriptions and managed services offerings. All of our products have been designed with an intuitive user interface, focused on ease-of-use and fast time-to-value for our customers.

Our security advisory services help organizations implement and manage an analytics-driven security approach by looking strategically and holistically at their security programs and providing them with advice related to prevention, detection and correction. We believe that our professional services drive incremental customer adoption and usage of our products.

Rapid7’s Products and Services Offerings

Threat Exposure Management

Our threat exposure management solutions help organizations systematically and dynamically manage cyber vulnerabilities, allowing them to understand their exposures and prevent attacks through insights into their IT environments. In building our threat exposure management offerings, we brought security data and analytics capabilities to our core competencies around vulnerability management to drive insights into customer exposures, management and remediation. Our threat exposure management offerings are available to customers through perpetual and term software licenses with content subscriptions that provide our customers with real-time access to the latest vulnerabilities and exploits, and also as a managed service. Additionally, we provide deployment support and training.

Our threat exposure management offerings include:

Nexpose

Nexpose enables customers to assess and remediate their overall exposure to cyber risk across their increasingly complex IT environments. This includes analyzing vulnerabilities, detecting security misconfigurations and determining the effectiveness of controls across an IT environment. The key features of Nexpose include: automatic vulnerability updates; exception management, which allows organizations to track when risk is knowingly introduced into the IT environment; executive remediation and security testing reporting; interactive charting; scan scheduling and alerting; RealContext classification, which allows organizations to apply business context to threats including by identifying where sensitive data is stored; web application, virtual, unified vulnerability, perimeter and discovery scanning; policy compliance and management, including with standards such as PCI and HIPAA; report and scan customization; Open API and third-party integrations; advanced report templates and uploading; dynamic discovery; user role customization; integrated vulnerability validation; controls effectiveness testing; and prioritized guidance based on customized threat models. We offer five editions of Nexpose including Ultimate, Enterprise, Consultant, Express and Community, each of which has varying combinations of features and is geared to the requirements of different organizations, based on size and need.

Metasploit

Metasploit is an industry-leading penetration testing software, developed on an open source framework. Metasploit can be used to safely simulate attacks on an organization’s network in order to uncover vulnerabilities before they are exploited by cyber attackers and assess the effectiveness of an organization’s existing defenses, security controls and mitigation efforts. The key features of Metasploit include: wizards for standard baseline audits; task chains for automated custom workflows; modules for discrete tasks, such as network segmentation testing; dynamic payloads, designed to evade leading antivirus solutions; closed-loop vulnerability validation to prioritize remediation; phishing awareness management and spear phishing; web-based interface; and integrations via remote APIs. We sell two editions of Metasploit: Metasploit Pro is our advanced penetration testing and security program solution targeted at penetration testers and IT security teams and Metasploit Express is our baseline penetration testing product targeted at IT generalists. Metasploit Pro integrates with Nexpose to enable IT security professionals to prioritize remediation efforts and understand the impact of an attack before it happens. We also offer a free community version of Metasploit for small companies and students, as well as the open source framework, which is geared toward developers and security researchers.

AppSpider

AppSpider is a comprehensive dynamic application security testing solution that continuously analyzes web applications for security vulnerabilities and enhances organizations’ ability to effectively reduce IT security risk. The key features of AppSpider include: a universal translator to enable IT security professionals to analyze complex applications, including rich internet applications built using AJAX or GWT and web services such as REST and JSON; customized attack simulation capabilities that allow IT security professionals to automatically test complex business workflows such as shopping carts; scanning automation; live vulnerability reports and attack replay, which allows IT security professionals to replay vulnerabilities in real time in order to verify that vulnerabilities are exploitable and that successful remediation has occurred; continuous site monitoring, which detects changes in application ecosystems and triggers a re-scan according to configurable settings; and integration with protection technologies to automatically generate web application firewalls, or WAFs, custom rules that help to protect vulnerable applications while the vulnerabilities are being remediated. AppSpider supports most leading WAFs, including F5, Sourcefire and Imperva. AppSpider is offered through perpetual and term software licenses, on a cloud-based subscription basis or as a managed service.

Incident Detection and Response

Our incident detection and response solutions help IT security professionals detect and respond quickly and effectively to cyber attacks. These solutions leverage our unique understanding of the attacker and our proprietary risk-driven behavioral analysis to detect attacks. Our incident detection products are available to customers as a cloud-based subscription or as a managed service. We also provide incident response services to support our product offerings and provide customers with critical support and expertise in the wake of a breach.

Our incident detection and response offerings include:

InsightUBA

InsightUBA (formerly known as UserInsight) is a cloud-based offering that enables customers to detect intruders quickly, reducing the probability that an incident becomes a breach. The product leverages our Insight Platform to quickly and easily collect data from across an organization’s IT environment, including network data, endpoint data and information from mobile and other connected devices and cloud services. InsightUBA uses heuristic and behavioral analysis to create a behavioral profile for each user that can be used to identify anomalous activity, such as lateral movement across the network, which may suggest that an attacker is present. InsightUBA is designed to identify attacks such as those launched with compromised credentials as well as the use of common attack tools that other monitoring tools can miss. Once an incident has been identified, InsightUBA allows IT security professionals to perform a rapid and targeted review of relevant security data, going back months or years, so that a streamlined and effective response plan can be implemented quickly and efficiently.

InsightIDR

InsightIDR is a recently announced cloud based offering for comprehensive incident detection and response which will be available in the first quarter of 2016. InsightIDR combines behavior analytics and search with contextual data collection to help detect some of the stealthiest attacks. InsightIDR directly addresses the gaps found in many of today’s detection technologies, including SIEMs and IPSs and is powered by our Insight Platform, which simplifies and combines data collection, analytics, and search technology. The combination of these technologies can enable not only effective detection but also efficient investigation, so that organizations can rapidly go from compromise to containment. InsightIDR puts an organization’s data at the IT security analyst’s fingertips so an organization can improve investigation times, often at lower cost than with traditional solutions on the market.

Analytic Response

Analytic Response is a managed service that provides customers with threat detection by identifying known threats, certain unknown threats and intruder movement from the endpoint to the cloud. The service combines threat insight with sophisticated user and attacker behavior analytics and is monitored and managed by our security analysts, with experience in identifying dynamic threats and containing incidents to protect organizations. When a breach is identified with our Analytic Response services, our analysts pivot to incident response, providing security teams with detailed, easy-to-follow remediation step tailored to the environment.

Incident Response Services

Our incident response services give our customers access to our industry-leading security experts and experience, enabling customers to accelerate incident investigation and containment. Our incident response professionals collaborate with an organization’s in-house IT security professionals on all stages of incident response from analysis and detection through containment, remediation and cleanup.

Machine Data and Search

As part of our incident detection and response solutions, our machine data and search offering enables IT professionals to centralize, search and monitor their log data in order to investigate anomalies, troubleshoot issues and conduct root cause analysis. This offering can be used for application debugging and performance monitoring, infrastructure monitoring and trouble-shooting, and log aggregation and reporting for compliance.

Our machine data and search offering is:

Logentries

Logentries’ technology, acquired in October 2015, provides a powerful cloud-based solution for collecting, searching, visualizing and analyzing machine data and logs. Built-in tagging, alerting and reporting make it easy for customers to maintain a proactive view of their environment and identify anomalous events. Logentries’ scalable, cost-effective architecture enables organizations to store and search structured, semi-structured and unstructured data in real time.

Security Advisory Services

Our security advisory services help customers transform their organizations’ security programs to be relevant, actionable and sustainable through a data and analytics-driven cyber security program. Our security advisory services offerings include Cyber Security Maturity Assessment, Incident Response Program Development, Security Program Development, Security Assessment, Security Awareness Training and Threat Modeling. Customers can take control of their organizations’ security with help from our seasoned security professionals who have deep experience building and managing security programs, with expertise in vulnerability management, fraud detection, threat intelligence and incident response.

Our security advisory services enhance our ability to serve as a trusted advisor in assisting organizations to think proactively about IT security and implement strategic, analytics-driven security strategies. We believe that our role as trusted advisor helps drive customer success and loyalty and further usage of our products.

Our Customers

Our customer base has grown from approximately 1,750 customers at the end of 2011 to more than 5,100 customers as of December 31, 2015, in 99 countries, including 37% of the organizations in the Fortune 1000. We define a customer as any entity that has 1) an active Rapid7 contract or a contract that expired within 90 days or less of the applicable measurement date, 2) purchased Rapid7 professional services within the 12 months preceding the applicable measurement date or 3) an active subscription to our Logentries product with a contract value equal to or greater than $2,400 per year. We provide products and services to customers of varying sizes, including enterprises, non-profit organizations, educational institutions and government agencies. 58% of our revenue in 2015 was generated by large enterprises, which we define as organizations that have either annual revenue greater than $1.0 billion or more than 2,500 employees, and the balance was generated by middle-market businesses. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services, with customers in the technology industry representing our largest industry in 2015 at 14% of our revenue. We believe that our business has low revenue exposure to individual customers. While our top five customers by revenue in 2015 were each party to multi-year aggregate deals with us ranging in value from $0.8 million to $2.8 million, each of these customers individually accounted for less than 1% of our total 2015 revenue, with 2015 revenue for each of these individual customers being between $0.6 million and $0.7 million.

Rapid7’s Community

Our online community provides us with a rapidly growing network of active users and influencers who promote the usage of our software, identify cyber risks and provide technical support to each other. Our community includes paid customers of our software, users of our free community edition and open source Metasploit framework and security researchers and contributors to our Metasploit framework, which is used to simulate attacks and test an organization’s defenses against real-world threats.

The Metasploit project has an active community of contributors and users and was downloaded over 100,000 times in 2015. This online security community provides us with a robust and rapidly growing network of active users and influencers who promote the usage of our software. Security researchers contribute modules to the Metasploit framework that serve as a resource about real-world attacker techniques. The community also provides us with near real-time visibility into new cyber attacks as they occur and a deep understanding of attacker behaviors. In December 2015, the Metasploit framework ranked in the top-ten out of over 110,000 active ruby projects based on the number of projects with at least one fork, according to GitHub.

We also operate a global scanning project that scans approximately 3.7 billion assets across the internet each week and makes the raw data available to the public for research, decision making and vulnerability prioritization.

Technology Alliance Partnerships

Our security data and analytics platform has the ability to leverage a broad partner ecosystem with over 75 technology platform integrations as of December 31, 2015. We allow other developers to access the security data that we collect and the powerful analytics that we provide. We also built our platform with the ability to leverage APIs and data collection from other technologies. This allows us to integrate with other IT and security technologies that our customer may already have in place in three primary ways.

•

Data Collaboration. Our data collaboration integrations provide two-way data sharing to enhance our platform value. For example, we can ingest data from an existing SIEM technology and also share our analysis of user behavior activity with the SIEM technology.

•

Data Workflow. Our data workflow integrations enable IT security integration to streamline the process of correction and improve efficiencies. For example, we make remediation data from our platform available to IT ticketing systems in order to drive operational efficiencies and tracking of IT performance.

•

Data Ingestion. Our data ingestion integrations enhance our analytical capabilities by funneling increased volumes of security data to our platform. For example, we ingest firewall data into our platform, which allows us to better understand user activity in the context of attacks.

We believe that these integrations with our technology alliance partners enhance the value of our platform to our customers.

Sales and Marketing

Our sales and marketing organizations collaborate to create brand preference, efficiently and effectively generate leads, build a strong sales pipeline and cultivate customer relationships to help drive revenue growth. Our go-to- market strategy consists of a strong thought-leadership program, digital marketing engine and a diversified sales organization designed to efficiently sell to organizations of all sizes.

Sales

We sell our products and services through direct inside and field sales team and indirect channel partner relationships. Our global sales teams focus on both new customer acquisition and up-selling and cross-selling additional and new offerings, respectively, to our existing customers. Our sales teams are organized by geography, consisting of the Americas; Europe, the Middle East and Africa, or EMEA; and Asia Pacific, or APAC, as well as by target organization size. Our inside sales team focuses on small and middle-market transactions, while larger or more complex transactions are generally handled by our globally distributed direct field sales teams. Our highly trained sales engineers help define customer use cases, manage solution evaluations and train channel partners.

We maintain a global channel partner network that complements our sales organization. Our channel partner network expands our geographic sales reach by providing language support and broader distribution capabilities, particularly in key markets such as EMEA, APAC and Latin America. Our channel partners also provide us with additional leverage by assisting in closing customer transactions as part of larger security purchases, sourcing new prospects and securing maintenance renewals. Our sales force works directly with, and are involved in sales to, substantially all of the end customers of our channel partners and we sometimes engage a channel partner solely to assist with finalizing a purchase, for example, in the event a customer is working on broader software initiatives with that channel partner.

We intend to continue investing in our international sales organization to continue to drive market penetration. We also have a dedicated sales teams focused on government and education customers, which covers U.S. federal, state and local government, as well as educational entities.

Marketing

We focus our marketing efforts on increasing the strength of the Rapid7 brand, communicating product advantages and business benefits, generating leads for our sales force and channel partners and driving product adoption. We deliver targeted content to demonstrate our thought leadership in security and use digital advertising methods to drive downloads of our free community and trial software, which deliver opportunities to our sales organization. We engage with existing customers to provide community-based education and awareness and to promote expanded use of our software within these customers. We work with our own researchers, as well as the broader security community, to share important information about vulnerabilities and threats. We share that research through our active online community, social media and traditional public relations. In addition, we host regional and national events to engage both customers and prospects, deliver product training and foster community collaboration.

Sales and marketing expense totaled $67.4 million, $49.0 million and $31.8 million for 2015, 2014 and 2013, respectively.

Research and Development

We invest substantial resources in research and development to enhance our core technology platform and products, develop new end market-specific solutions and applications, and conduct product and quality assurance testing. Our technical and engineering team monitors and tests our products on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing products. We also have a team of experienced security researchers who work to keep us abreast of the latest developments in the cyber security landscape. Our research and development teams are distributed globally and are located in our offices in Cambridge, Austin, Los Angeles, Toronto, Dublin and Belfast providing us with a broad, worldwide reach to engineering talent. Research and development expense totaled $38.7 million, $25.6 million and $21.4 million for 2015, 2014 and 2013, respectively.

Our Competition

The market for cyber security solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our competitors include: vulnerability management and assessment vendors, including Qualys and Tenable Network Security; diversified security software and services vendors, including IBM and HP; legacy compliance and monitoring solutions such as SIEM, including those provided by LogRhythm and Alienvault; security services specialists, including Mandiant (a subsidiary of FireEye); and providers of point solutions that compete with some of the features present in our solutions.

We compete on the basis of a number of factors, including:

•	product functionality;

•	breadth of offerings;

•	performance;

•	brand name, reputation and customer satisfaction;

•	ease of implementation, use and maintenance;

•	total cost of ownership; and

•	scalability, reliability and security.

We believe that we compete favorably with respect to all of these factors and that we are well positioned as a leading provider of cyber security and data analytics products and professional services.

Intellectual Property

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions.

As of December 31, 2015, we had five issued patents and 17 patent applications pending in the United States relating to our products. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers.

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

We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

We are the registered holder of a variety of domestic and international domain names that include rapid7.com and metasploit.com, as well as similar variations on those names.

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

If we become more successful, we believe that competitors will be more likely to try to develop solutions and services that are similar to ours and that may infringe our proprietary rights. It may also be more likely that competitors or other third parties will claim that our platform and products infringe their proprietary rights.

Patent and other intellectual property disputes are common in our industry and we have been involved in such disputes from time to time in the ordinary course of our business. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or channel partners whom we typically indemnify against claims that our solutions infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

Government Regulation

Like other U.S.-based IT security products, our products are subject to U.S. export control laws and regulations, specifically the Export Administration Regulations, or EAR, U.S. economic and trade sanctions regulations, and applicable foreign government import, export, and use requirements. Certain of our products are subject to encryption controls under the EAR due to the nature of the product and/or its use or incorporation of encryption functionality. Under the encryption controls in the EAR, applicable products may only be exported outside of the United States with required export authorizations, including by a license, a license exception or other appropriate government authorizations. To qualify for this authorization, developers of encryption products are generally required to file an encryption registration, and in some cases subject their encryption product to a one-time technical review. In addition to the restrictions under the EAR, U.S. export control laws and economic sanctions prohibit the export of certain products and services to countries, governments, entities or persons subject to U.S. embargoes or trade sanctions.

We believe that we have completed the necessary technical reviews of the products and services that we currently export, but new products that we acquire or develop may require technical review before we can export them. In addition, some of our products are subject to an export license requirement when shipped to certain foreign government end users. We would need to apply for these individual licenses on a case-by-case basis, the acceptance and granting of which may be issued at the discretion of the U.S. Department of Commerce.

We previously deployed certain of our products prior to obtaining the required export authorizations under the EAR. In addition, we are aware of exports of certain of our software products to persons and organizations in countries that are the subject of U.S. embargoes. We initiated and filed a voluntary self-disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, in September 2014 regarding our previous failure to obtain required export authorizations under the EAR for these historical downloads, as well as exports to embargoed countries, namely Cuba, Iran, Sudan and Syria. We filed a supplement to the voluntary disclosure to BIS in March 2015 with additional information regarding unauthorized apparent historical exports of software to certain foreign government end users. Also in March 2015, we filed a voluntary self-disclosure with the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning exports of free and trial versions of software to Cuba, Iran, Sudan and Syria. As these transactions involved free downloads of our software, we did not derive any revenue from such transactions. On May 22, 2015, OFAC determined not to pursue a civil monetary penalty against us and issued us a Cautionary Letter to resolve our voluntary self- disclosure regarding the free downloads in embargoed countries. The voluntary self-disclosure submitted to BIS currently remains under review and we are fully cooperating with BIS. We have also been improving our procedures for screening transactions to ensure compliance with U.S. export control and trade sanctions laws and have restricted the ability of individuals or entities outside of the United States and Canada to download our free Metasploit products absent pre-screening.

In addition, there is currently a multinational effort underway as part of the Wassenaar Arrangement on Export Controls for Conventional Arms and Dual-Use Goods and Technologies, or the Wassenaar Arrangement, to impose additional restrictions on specified intrusion software, which may encompass our commercial Metasploit products. These controls are not currently in effect in the United States and may undergo substantial modification before becoming effective. To implement the controls under the Wassenaar Arrangement in the United States, BIS would have to amend the EAR. Such amendments could include changes that impose new licensing, approval and other requirements on our commercial Metasploit products and thereby put us at a disadvantage in competing for international sales. We are closely monitoring the potential implications of the Wassenaar Arrangement on the commercial versions of Metasploit, and are actively working with BIS and other U.S. government stakeholders in connection with the implementation of the controls under the Wassenaar Arrangement.

Employees

As of December 31, 2015, we had 756 full-time employees, including 140 in product delivery and support, 314 in sales and marketing, 205 in research and development and 97 in general and administrative. As of December 31, 2015, we had 576 full-time employees in the United States and 180 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.

Corporate Information

We were initially incorporated in July 2000 in Delaware. Rapid7 LLC, a limited liability company organized under the laws of the Commonwealth of Massachusetts, was formed in January 2004. In August 2004, pursuant to an exchange agreement among Rapid7 LLC and the stockholders of Rapid7, Inc., the stockholders exchanged their shares in Rapid7, Inc. for equity interests in Rapid7 LLC, after which Rapid7, Inc. was dissolved. In August 2008, Rapid7 LLC was merged with and into Rapid7 LLC, a newly-formed Delaware limited liability company. Rapid7, Inc. was reincorporated in Delaware in October 2011. In a series of transactions in November 2011, equity holders of Rapid7 LLC exchanged their equity interests in Rapid7 LLC for capital stock in Rapid7, Inc. and Rapid7 LLC became a wholly-owned subsidiary of Rapid7, Inc.

Our principal executive offices are located at 100 Summer Street, Boston, Massachusetts. Our telephone number is (617) 247-1717. Our website address is www.rapid7.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K.

“Rapid7,” the Rapid7 logo, and other trademarks or service marks of Rapid7, Inc. appearing in this Annual Report on Form 10-K are the property of Rapid7, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols.

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see Note 15 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at www.investors.rapid7.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The SEC also maintains a website, www.sec.gov, which contains reports and other information regarding issuers that file electronically with the SEC. The public may read and copy any files with the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K as well as our other public filings with the Securities and Exchange Commission, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

Risks Related to Our Business and Industry

We are a rapidly growing company, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We are a rapidly growing company. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and the trading price of our common stock may decline.

If we are unable to sustain our revenue growth rate, we may not achieve or maintain profitability in the future.

From the year ended December 31, 2011 to the year ended December 31, 2015, our revenue grew from $31.0 million to $110.5 million, which represents a compounded annual growth rate of approximately 37%. Although we have experienced rapid growth historically and currently have high renewal rates, we may not continue to grow as rapidly in the future and our renewal rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

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

We have posted a net loss in each year since inception, including net losses of $49.9 million in 2015, $32.6 million in 2014 and $18.9 million in 2013. As of December 31, 2015, we had an accumulated deficit of $340.3 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

If our products or professional services fail to detect vulnerabilities in our customers’ cyber security infrastructure, or if our products or professional services fail to identify and respond to new and increasingly complex methods of cyber attacks, our business and reputation may suffer. There is no guarantee that our products or professional services will detect all vulnerabilities, especially in light of the rapidly changing security landscape to which we must respond. Additionally, our products may falsely detect vulnerabilities or threats that do not actually exist. For example, our Metasploit offering relies on information provided by an active community of security researchers who contribute new exploits, attacks and vulnerabilities. If the information from these third parties is inaccurate, the potential for false indications of security vulnerabilities increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings and may therefore adversely impact market acceptance of our products and professional services and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem.

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

The market for cyber security solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our competitors include: vulnerability management and assessment vendors, including Qualys and Tenable Network Security; diversified security software and services vendors, including IBM and HP; legacy compliance and monitoring solutions such as SIEM, including those provided by LogRhythm and Alienvault; security services specialists, including Mandiant (a subsidiary of FireEye); and providers of point solutions that compete with some of the features present in our solutions.

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

Growth forecasts included in this Annual Report on Form 10-K relating to our market opportunity and the expected growth in the market for information and data security analytics are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if these markets meet our size estimates and experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report on Form 10-K should not be taken as indicative of our future growth.

Organizations may be reluctant to purchase cyber security data analytics offerings that are cloud-based due to the actual or perceived vulnerability of cloud solutions.

Some organizations have been reluctant to use cloud solutions for cyber security, such as InsightUBA (formerly known as UserInsight) and Logentries, because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with this solution. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole may be negatively impacted.

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

Although we have recently introduced new products and professional services, we derive and expect to continue to derive a substantial majority of our revenue from customers using certain of our threat exposure management offerings, Nexpose and Metasploit. Greater than one-half of our revenue was attributable to Nexpose in each of the last three years. As a result, our operating results could suffer due to:

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

Our inability to renew or increase sales of our threat exposure management offerings, including content subscriptions and maintenance and support, or a decline in prices of our threat exposure management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. For example, our sales and marketing of our Analytic Response, InsightUBA and InsightIDR products for user behavior analytics and incident detection and response, respectively, is relatively new, and it is uncertain whether these products will gain market acceptance. We are also investing heavily in the expansion of our security advisory services offerings, which we believe will help drive demand for our other products in addition to being a stand-alone service. Any factor adversely affecting sales of our products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.

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

We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the year ended December 31, 2015, international operations generated 13% of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services outside of the United States or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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

We sell cyber security and data analytics products. As a result, we have been and will be a target of cyber attacks designed to impede the performance of our products, penetrate our network security or the security of our cloud platform or our internal systems, or that of our customers, misappropriate proprietary information and/or cause interruptions to our services. For example, because Metasploit serves as an introduction to hacking for many individuals, a successful cyber attack on us may be perceived as a victory for the cyber attacker, thereby increasing the likelihood that we may be a target of cyber attacks, even absent financial motives. Further, if our systems are breached, attackers could learn critical information about how our products operate to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber attacks. In addition, if actual or perceived breaches of our network security occur, they could adversely affect the market perception of our products, negatively affecting our reputation, and may expose us to the loss of our proprietary information or information belonging to our customers, investigations or litigation and possible liability, including injunctive relief and monetary damages. Such security breaches could also divert the efforts of our technical and management personnel. In addition, such security breaches could impair our ability to operate our business and provide products to our customers. If this happens, our reputation could be harmed, our revenue could decline and our business could suffer.

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

We are a rapidly growing company. To manage future growth effectively, and as we continue to transition to the requirements of being a public company, we will need to continue to improve and expand our internal information technology systems, financial infrastructure, and operating and administrative systems and controls, which we may not be able to do efficiently, in a timely manner or at all. Any future growth would add complexity to our organization and require effective coordination across our organization. Failure to manage any future growth effectively could result in increased costs, harm our results of operations and lead to investors losing confidence in our internal systems and processes.

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

Each factor above or discussed elsewhere in this Annual Report on Form 10-K or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.

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

We utilize third-party data centers located in Boston, Massachusetts, in addition to operating and maintaining certain elements of our own network infrastructure. We also utilize Amazon Web Services for our InsightIDR, InsightUBA and Logentries infrastructure. Some elements of this complex system are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. More specifically, certain of our products, in particular our Nexpose managed service, InsightIDR, InsightUBA and Logentries products, are hosted on Amazon Web Services, which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our products, network infrastructure and website.

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

Our Metasploit product relies on information provided by an active community of security researchers who contribute new exploits, attacks and vulnerabilities. We expect that the continued contributions from these third parties will both enhance the robustness of Metasploit and also support our sales and marketing efforts. However, to the extent that the information provided by these third parties is inaccurate or malicious, the potential for false indications of security vulnerabilities and susceptibility to attack increases, which could adversely impact market acceptance of our products and professional services and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem. Further, to the extent that our community of third parties is reduced in size or participants become less active, we may lose valuable insight into the dynamic threat landscape and our ability to quickly respond to new exploits, attacks and vulnerabilities may be reduced.

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

Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner. For example, in October 2015, we acquired RevelOps, Inc. (d/b/a Logentries). The Logentries acquisition is intended to provide us with machine data search, forensics, and compliance capabilities that complement and build upon our current offerings. The integration process of a new business or technology, such as Logentries, requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration of Logentries or any future acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition, including certain employees which we acquired in connection with our acquisition of Logentries. If we are unable to effectively execute acquisitions, our business, financial condition and operating results could be adversely affected.

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

Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We anticipate that we will continue to rely on these partners in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. For 2015, 2014 and 2013, we derived approximately 39%, 41% and 38% respectively, of our revenue from sales of products and professional services through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Our agreements with our channel partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our products and professional services, our ability to grow our business and sell our products and professional services, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and professional services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and professional services or increased revenue.

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

We license third-party software and security and compliance data from various third parties that are used in our solutions in order to deliver our offerings. In the future, this software or data may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software or data could result in delays in the provisioning of our offerings until equivalent technology or data is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of this third-party software could result in errors or defects in our products or cause our products to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.

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

Although we monitor our use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. The terms of certain open source licenses require us to release the source code of our applications and to make our applications available under those open source licenses if we combine or distribute our applications with open source software in a certain manner. In the event that portions of our applications are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all, or a portion of, those applications or otherwise be limited in the licensing of our applications. Disclosing our proprietary source code could allow our competitors to create similar products with lower development effort and time and ultimately, could result in a loss of sales for us. Disclosing the source code of our proprietary software could also make it easier for cyber attackers and other third parties to discover vulnerabilities in or to defeat the protections of our products, which could result in our products failing to provide our customers with the security they expect. Any of these events could have a material adverse effect on our business, operating results and financial condition.

Our technology alliance partnerships expose us to a range of business risks and uncertainties that could have a material adverse impact on our business and financial results.

We have entered, and intend to continue to enter, into technology alliance partnerships with third parties to support our future growth plans, including with certain of our actual or potential competitors. For example, through these technology alliance partnerships, we integrate with certain third-party application program interfaces, or APIs, which enhance our data collection capabilities in our customers’ IT environments. If these third parties no longer allow us to integrate with their APIs, or if we determine not to maintain these integrations, the functionality of our products may be reduced and our products may not be as marketable to certain potential customers. Technology alliance partnerships require significant coordination between the parties involved, particularly if a partner requires that we integrate its products with our products. Further, we have invested and will continue to invest significant time, money and resources to establish and maintain relationships with our technology alliance partners, but we have no assurance that any particular relationship will continue for any specific period of time, result in new offerings that we can effectively commercialize or result in enhancements to our existing offerings. In addition, while we believe that entering into technology alliance partnerships with certain of our actual or potential competitors is currently beneficial to our competitive position in the market, such partnerships may also give our competitors insight into our offerings that they may not otherwise have, thereby allowing them to compete more effectively against us.

Our sales cycle may be unpredictable.

The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our products, such as InsightUBA. We sell our products primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization and nature of the product or professional service under consideration. For example, the length of the sales cycle for our threat exposure management offerings typically ranges from one to six months, while sales of our InsightUBA product can exceed twelve months because input from an organization’s senior management is often required before a sale of these products are consummated and because InsightUBA has only been broadly commercially available since 2014. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the year ended December 31, 2015, we incurred approximately 15% of our expenses outside of the United States in foreign currencies, primarily the pound sterling (GBP), principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the year ended December 31, 2015, approximately 5% of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. The results of our operations may be adversely affected by foreign exchange fluctuations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

All of the aforementioned risks may be exacerbated if our disaster recovery plans or the disaster recovery plans established for our third-party data centers and hosting providers prove to be inadequate. To the extent that any of the above results in delayed or reduced customer sales, our business, financial condition and results of operations could be adversely affected.

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

Finally, there are currently multinational efforts underway as part of the Wassenaar Arrangement on Export Controls for Conventional Arms and Dual-Use Goods and Technologies, or the Wassenaar Arrangement, to impose additional restrictions on certain cyber security products. These controls are not currently in effect in the United States and may undergo substantial modification before becoming effective. To implement the controls under the Wassenaar Arrangement in the United States, BIS would have to amend the EAR. Such amendments could include changes that impose new licensing, approval and other requirements on our commercial Metasploit products and thereby put us at a disadvantage in competing for international sales. We are closely monitoring the potential implications of the Wassenaar Arrangement on the commercial versions of Metasploit, and are actively working with BIS and other U.S. government stakeholders in connection with the implementation of the controls under the Wassenaar Arrangement.

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

In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, we signed up to the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they are adhering to relevant European standards for data protection. On October 6, 2015, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Safe Harbor Framework. In light of CJEU’s decision, we are reviewing our current operations to ensure that our EU-U.S. data transfers comply with EU data protection laws. The available legal basis for such transfers will depend on a number of factors, including, for example, the type of data and the European Economic Area country from which the data is being transferred, and may require that we obtain consent from the customer or employee whose data is being transferred or include in our agreements with the applicable customer or European Economic Area employing entity the standard contractual clauses that have been approved by the EU Commission. These actions may involve substantial time and expense; for example, if we enter into the standard contractual clauses with a customer, in some EU countries, including Belgium and Spain, executed clauses need to be lodged with or notified to the country’s data protection authority prior to the transfer of any data, and in other countries, including Austria, France, Ireland, Romania and Slovenia, the clauses need to be approved by the country’s data protection authority prior to use. The Article 29 Working Party, a body comprising representatives from data protection authorities of all the EU countries that works to harmonize the application of data protection rules throughout the EU, indicated after the CJEU’s ruling on October 6, 2015 that it would allow a grace period until the end of January 2016 to implement alternatives. On February 2, 2016, the EU Commission announced that it had reached agreement with the United States regarding a replacement regime for EU-U.S. transfers referred to as the Privacy Shield. It is anticipated that the Privacy Shield will be ratified by the EU in the next three to four months. We are reviewing all of the transfer options currently available and working to secure an alternative legal means to support our data transfers. However, as we have not yet put in place an alternative framework, the EU data protection authorities could impose a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.

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

As of December 31, 2015, we had five issued patents and 17 patent applications pending in the United States relating to our products. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Rapid7,” “Nexpose” and “Metasploit” names and logos in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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

Patent and other intellectual property disputes are common in our industry. We are currently involved in a lawsuit brought by a non-practicing entity alleging that we have infringed upon a now-expired patent held by such entity and we may, from time to time, be involved in other such disputes in the ordinary course of our business. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or channel partners, whom we typically indemnify against claims that our solutions infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

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

In addition, royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Some licenses may also be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. Any of the foregoing events could seriously harm our business, financial condition and results of operations.

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

As of December 31, 2015, we had federal and state net operating loss carryforwards, or NOLs, of $99.5 million and $71.2 million, respectively, available to offset future taxable income, which expire in various years beginning in 2023 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2015, we determined that although a small limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results and the market price of our common stock.

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

Risk Related to our Common Stock

The market price of our common stock has been and is likely to continue to be volatile.

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $27.45. Factors that may affect the market price of our common stock include:

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

Prior to the completion of our IPO in July 2015, no public market for our common stock existed. Although our common stock is listed on The NASDAQ Global Market, we cannot assure you that an active public trading market for our common stock will continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors in our common stock to sell shares without depressing the market price for the shares or to sell the shares at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

Concentration of ownership among our existing directors, executive officers and holders of 5% or more of our outstanding common stock may prevent minority investors from influencing significant corporate decisions.

As of December 31, 2015, our directors, executive officers and holders of more than 5% of our common stock, some of whom are represented on our board of directors, together with their affiliates, beneficially owned 61% of the voting power of our outstanding capital stock. As a result, these stockholders will be able to determine the outcome of matters submitted to our stockholders for approval. This concentration of ownership by itself may have the effect of delaying, deferring or preventing a change in control of the company, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn, could materially and adversely affect the market price of our common stock.

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

As of December 31, 2015, 41,540,400 shares of our common stock were issued and outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. The majority of these shares were acquired prior to our IPO and were subject to lock-up agreements prohibiting holders of these shares from selling any of their shares for a period of 180 days following our IPO. These lock-up agreements have expired and, as a result, a substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

Additionally, stockholders holding approximately 71% of our common stock outstanding have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. Shares of common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

We have filed registration statements on Form S-8 under the Securities Act to register the total number of shares of our common stock that may be issued under our equity incentive plans. In addition, in the future, we may issue common stock or other securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of our then-outstanding shares of our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we qualify as an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have and will continue to incur increased costs as a result of being a public company.

As a newly public company, and particularly after we are no longer an “emerging growth company,” we have incurred and we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations impose various requirements on public companies. We expect that compliance with these requirements will continue to increase certain of our expenses and make some activities more time-consuming than they have been in the past when we were a private company. Such additional costs going forward could negatively affect our financial results.

We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we no longer qualify as an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters occupy approximately 68,000 square feet in Boston, Massachusetts under an operating lease that expires in August 2019. We have additional U.S. offices including Los Angeles, California; Cambridge, Massachusetts; Austin, Texas; and Alexandria, Virginia. We also lease various international offices including Toronto, Canada; Reading, United Kingdom; Belfast, Northern Ireland; Dublin, Ireland; and Singapore.

We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, has been listed on the NASDAQ Global Market under the symbol “RPD” since July 17, 2015. Prior to that date, there was no public trading market for our common stock. Our initial public offering was priced at $16.00 per share on July 16, 2015.

The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as regularly quoted on the NASDAQ Global Market:

	High	Low
Third Quarter (from July 17, 2015 to September 30, 2015)	$27.45	$16.50
Fourth Quarter	$24.76	$14.75

As of December 31, 2015, there were 293 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.

The following graph shows a comparison from July 17, 2015 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2015 of the cumulative total return for an investment of $100 in our common stock, the NASDAQ Global Market and the NASDAQ Computer Index. Data for the NASDAQ Global Market and the NASDAQ Computer Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	July 17, 2015	July 31, 2015	August 31, 2015	September 30, 2015	October 31, 2015	November 30, 2015	December 31, 2015
Rapid7, Inc.	$100.00	$90.90	$83.43	$89.99	$81.33	$67.76	$59.85
NASDAQ Global Market Composite	100.00	101.46	91.33	81.04	83.74	88.58	84.85
NASDAQ Computer	100.00	101.75	96.09	95.06	106.07	108.13	105.11

Recent Sale of Unregistered Securities

From January 1, 2015 through July 17, 2015, the date of the filing of our registration statement on Form S-8 (File No. 333-205716), we issued and sold an aggregate of 296,230 shares of our common stock to our employees and former employees upon the exercise of stock option awards under our equity plans, at exercise prices ranging from $0.30 to $10.88 per share, for aggregate proceeds of $1.1 million.

From January 1, 2015 through July 17, 2015, the date of the filing of our registration statement on Form S-8 (File No. 333-205716), and pursuant the terms of our 2011 Stock Option and Grant Plan, we granted to (1) our employees and directors stock option awards to purchase an aggregate of 940,903 shares of our common stock, at an exercise prices ranging from $9.77 to $10.88 per share and (2) 416,117 shares of restricted common stock to certain retained employees of NT OBJECTives, Inc., or NTO, at a price of $10.88 per share.

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

On October 13, 2015 we issued 1,252,627 shares of common stock as part of the purchase consideration to acquire Logentries.

The offers, sales and issuances of the securities described in the preceding paragraphs were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act, or Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering or Regulation S promulgated under the Securities Act. The recipients of securities in these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was either an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act or had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Public Offering of Common Stock

On July 22, 2015, we closed our initial public offering, or IPO, of 7,417,500 shares of common stock at an offering price of $16.00 per share, including 967,500 shares pursuant to the underwriters’ option to purchase additional shares, resulting in gross proceeds of approximately $118.7 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-204874), which was declared effective by the SEC on July 16, 2015. Morgan Stanley & Co. LLC, Barclays Capital Inc., Pacific Crest Securities, a division of KeyBanc Capital Markets Inc., William Blair & Company, L.L.C., Raymond James & Associates, Inc. and Cowen and Company, LLC acted as underwriters for the offering. The offering commenced on July 6, 2015 and did not terminate before all of the securities registered in the registration statement were sold.

The net proceeds to us, after deducting underwriting discounts and commission of $8.3 million and offering expenses of $3.1 million, were $107.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested a portion of the net offering proceeds into money market securities. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated as of on July 16, 2015 and filed with the SEC pursuant to Rule 424(b)(4); provided, that we used $36.2 million in cash to acquire 100% of the outstanding capital stock of RevelOps, Inc.

As of December 31, 2015, all expenses incurred in connection with our IPO had been paid.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

The following selected historical financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below.

The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

The following selected consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Products	$63,407	$47,030	$38,633	$29,414	$19,332
Maintenance and support	26,903	19,016	14,017	9,727	6,711
Professional services	20,216	10,834	7,380	6,903	4,909

Total revenue	110,526	76,880	60,030	46,044	30,952
Cost of revenue(1):
Products	6,921	4,557	4,048	1,691	1,260
Maintenance and support	6,002	4,495	3,388	2,069	1,546
Professional services	16,321	9,420	5,442	4,462	3,201

Total cost of revenue	29,244	18,472	12,878	8,222	6,007
Operating expenses(1):
Research and development	38,746	25,570	21,411	17,820	11,579
Sales and marketing	67,365	49,007	31,779	23,278	19,648
General and administrative	21,731	12,972	12,586	9,436	5,468

Total operating expense	127,842	87,549	65,776	50,534	36,695

Loss from operations	(46,560)	(29,141)	(18,624)	(12,712)	(11,750)
Interest income (expense), net	(2,523)	(2,802)	(122)	(71)	(288)
Other income (expense), net	(278)	(305)	43	(29)	(47)

Loss before income taxes	(49,361)	(32,248)	(18,703)	(12,812)	(12,085)
Provision for (benefit from) income taxes	496	379	170	(418)	22

Net loss	(49,857)	(32,627)	(18,873)	(12,394)	(12,107)
Accretion of preferred stock to redemption value(2)	(35,061)	(52,336)	(33,553)	(25,606)	(12,006)
Beneficial conversion feature relating to IPO participation payment	(14,161)	—	—	—	—

Net loss attributable to common stockholders	$(99,079)	$(84,963)	$(52,426)	$(38,000)	$(24,113)

Net loss per share attributable to common stockholders, basic and diluted	$(4.00)	$(6.65)	$(4.18)	$(3.09)	$(1.96)

Weighted-average common shares outstanding, basic and diluted	24,740,480	12,770,916	12,549,266	12,308,428	12,274,938

(1)	Includes stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$ 532	$ 167	$ 67	$ 61	$ 100
Research and development	5,010	499	426	375	236
Sales and marketing	3,139	496	249	293	100
General and administrative	2,004	997	1,305	991	33

Total stock-based compensation expense	$ 10,685	$ 2,159	$ 2,047	$ 1,720	$ 469

Depreciation and amortization expense:
Cost of revenue	$ 1,890	$ 1,275	$ 1,107	$ 547	$ 282
Research and development	1,138	1,093	649	406	229
Sales and marketing	1,617	1,396	675	444	338
General and administrative	707	376	200	132	66

Total depreciation and amortization expense	$ 5,352	$ 4,140	$ 2,631	$ 1,529	$ 915

(2)

See Note 12 to our consolidated financial statements appearing in Item 8 for further details on the calculation of accretion of preferred stock to redemption value and basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$86,553	$36,823	$20,612	$7,667	$21,255
Working capital, excluding deferred revenue	109,015	50,359	28,206	12,655	21,744
Total assets	230,561	86,966	59,855	41,782	37,676
Total deferred revenue	130,317	85,056	59,855	44,728	28,261
Total debt	—	16,871	16,318	18	96
Total liabilities	162,486	122,230	92,432	58,797	43,017
Redeemable convertible preferred stock	—	211,598	128,444	94,891	69,343
Total stockholders’ equity (deficit)	68,075	(246,862)	(161,021)	(111,906)	(74,684)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those contained in or implied by any forward-looking statements. Factors that could cause or contribute to these differences include those under “Risk Factors” included in Part I, Item 1A or in other parts of this Annual Report on Form 10-K.

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

We primarily market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of December 31, 2015, we had over 5,100 customers in 99 countries, including 37% of the Fortune 1000. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 1% of our revenue in 2015, 2014 or 2013.

We sell our products and services through direct inside and field sales team and indirect channel partner relationships. Our sales teams are organized by geography as well as by target organization size. Our global channel partner network complements our sales organization, working closely with our sales teams to extend our geographic reach and to close sales of our offerings as part of larger purchases, particularly in key markets such as Europe, the Middle East and Africa, Asia Pacific and Latin America.

Recent Developments

On October 13, 2015, we acquired RevelOps, Inc. (d/b/a Logentries), a provider of machine data search technology. With the addition of Logentries’ cloud-based log management and search capabilities, we will enable information security teams to solve a broader range of security challenges, investigate incidents and more efficiently achieve their compliance requirements. We acquired Logentries for a total consideration of approximately $67.9 million.

In February 2016, we announced InsightIDR, our new Insight Platform offering that integrates our recently acquired Logentries machine data search technology, enabling organizations to go from compromise to containment quickly and also meet their operational compliance needs. InsightIDR is a cloud-based offering that seeks to provide comprehensive incident detection and response and will be available in the first quarter of 2016.

Our InsightIDR offering combines behavior analytics and search with contextual data collection to help detect some of the stealthiest attacks. InsightIDR directly addresses the gaps found in many of today’s detection technologies, including SIEMs and IPSs and is powered by our Insight Platform, which simplifies and combines data collection, analytics, and search technology. The combination of these technologies can enable not only effective detection but also efficient investigation, so that organizations can rapidly go from compromise to containment. InsightIDR puts the organization’s data at the IT security analyst’s fingertips so an organization can improve investigation times often at lower costs than with traditional solutions on the market.

Our Business Model

We have three offerings: (1) threat exposure management, which includes our Nexpose, Metasploit and AppSpider products, (2) incident detection and response, which includes our InsightUBA (formerly known as UserInsight), Analytic Response, and Logentries products, our recently announced InsightIDR product and our incident response services and (3) security advisory services. Our customers typically engage with us based on their current security and IT organizational needs, whether to address a current breach or to help them mature their security programs. An organization that has just detected that it has been breached, for example, may initially purchase our incident detection and response products and services, whereas a customer with a new chief information security officer looking to gain insight into the organization’s security environment may initially purchase our threat exposure management solutions, and a customer whose board has mandated a security review may initially purchase our security advisory services.

We generate revenue from selling products, maintenance and support, and professional services. In 2015, 2014 and 2013, 82%, 86% and 88% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 18%, 14% and 12%, respectively, was derived from the sale of professional services. In 2015, 2014 and 2013, 62%, 62% and 58% of our total revenue, respectively, was derived from sales of content subscriptions, managed services, cloud-based subscriptions and maintenance and support, which we refer to as recurring revenue. We generally bill customers and collect payment for both our products and services up front.

We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:

•

Licensed software, including both term and perpetual licenses, and the simultaneous sale of maintenance and support. With the purchase of software licenses, we also offer content subscriptions that provide our customers with real-time access to the latest vulnerabilities and exploits, which are critical for customers in today’s rapidly evolving IT environment and threat landscape.

•	Cloud-based subscriptions, where our software capabilities are provided to our customers through cloud access and on a SaaS basis.

•	Managed services, where we operate our software and provide our capabilities on behalf of our customers.

Licensed Software

Our Nexpose, Metasploit and AppSpider products are offered through perpetual or term software licenses, with a substantial majority of our customers selecting a perpetual license. Substantially all customers who purchase software licenses also purchase an agreement for maintenance and support, which generally represents approximately 15% of the software list price per year and provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement.

Importantly, generally all customers also purchase vulnerability and exploit content subscriptions at the time of their software purchase, which generally represents approximately 20% of the software list price per year. These content subscriptions are critical to keeping our customers’ security programs current by providing them with real-time access to the latest vulnerabilities and exploits over time, and differentiate our threat exposure management offerings from typical vulnerability assessment tools.

Our maintenance and support and content subscription agreements are typically for one to three-year terms.

Cloud-Based Subscriptions

Our InsightUBA, AppSpider and Logentries products are offered on a cloud-based subscription basis, generally with one to three-year terms. Our recently announced InsightIDR product will also be offered on a cloud-based subscription basis.

Managed Services

Our Nexpose, AppSpider, Analytic Response and InsightUBA products are offered on a managed service basis, generally pursuant to one to three-year agreements.

Professional Services

We offer different forms of professional services across all of our offerings, including deployment and training services related to our Nexpose, Metasploit, AppSpider and InsightUBA software products, our recently announced InsightIDR product, incident response services and security advisory services. Customers can purchase our professional services together with our product offerings or on a stand-alone basis pursuant to fixed fee or time-and-materials agreements.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, primarily driven by the following factors:

Market Adoption. We believe our future success will depend in large part on the growth in the market for cyber security data and analytics. To date, the majority of enterprise spend on cyber security has been on threat prevention-centric products, such as network, endpoint and web security that are designed to stop threats from penetrating organizations’ networks. Although organizations have not historically had a specific portion of their IT and security budgets allocated for security data and analytics products beyond traditional “block and protect” and compliance-oriented spending categories, we believe that organizations are shifting their cyber security spending to a risk-based approach as they recognize that it is not possible to completely prevent attacks, and that they should instead focus more on managing risk and mitigating breaches as they occur. Further, Gartner, Inc. estimates that by 2020, 60% of enterprise information security budgets will be allocated for rapid detection and response approaches – up from less than 20% in 2015. We believe that we are well positioned to capitalize on this expected shift. The degree to which prospective customers recognize the need for security data and analytics solutions that enable organizations to implement an active, analytics driven approach to cyber security, and subsequently allocate budget dollars for our products and professional services, will drive our ability to acquire new customers and increase sales to existing customers, which, in turn, will affect our future financial performance.

Add New Customers. We believe that our ability to add new customers is a key indicator of our increasing market adoption and future revenue potential. Our customer count grew by 37% from 2014 to 2015 and from 2013 to 2014. In 2015, 55% of our sales orders, excluding renewals, were with new customers. We are intensely focused on continuing to grow our customer base. We have continuously enhanced our technology platform and product offerings with a focus on pioneering active, analytics-driven solutions to cyber security, and we have expanded both our domestic and international sales force to drive new customer acquisition. However, our ability to continue to grow our customer base is dependent upon our ability to compete within the increasingly competitive markets in which we participate.

Maintain Strong Renewal Rates. An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, on a monthly basis in a trailing 12-month period by the dollar value of the corresponding expiring customer agreements, and then determining the average for the applicable period. We also calculate an expiring revenue renewal rate that does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring revenue renewal rate to exceed 100%. We believe that we have strong renewal rates. Our renewal rate was 126% in 2015 and 111% in 2014 and our expiring revenue renewal rate was 88% in 2015 and 85% in 2014. Our goal is to maintain, and work to increase, our renewal rates over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, economic conditions or overall reductions in our customers’ spending levels.

Increase Sales to Existing Customers. We believe that our current customer base provides us with a significant opportunity to drive incremental sales. We focus on generating more revenue from the products and services that they already purchase from us as they grow and deploy our solutions across other areas of their organizations. We are also focused on cross-selling other products and services in our portfolio to our existing customers. In most cases, customers initially engage with us within a single solution category, threat exposure management, incident detection and response or security advisory services, based on their immediate IT security needs and the maturity of their security program. Once we are in a customer’s IT environment, we are able to gain insight into the robustness of its security programs and vulnerabilities, which allows us to educate the customer about how our other products and professional services can enhance its cyber security posture. In 2015, 45% of our new sales orders, excluding renewals, were from existing customers. Our ability to increase sales to existing customers will depend on a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, economic conditions or overall reductions in our customers’ spending levels.

Invest in Growth. We will continue to focus on long-term revenue growth. We believe that our market opportunity is large and we will continue to invest significantly in sales and marketing to grow our customer base, both domestically and internationally. We also expect to continue to invest in research and development to further enhance our Insight Platform and continue to develop cyber security solutions as evidenced by our recent announcement of InsightIDR, a new incident detection and response offering that enables security professionals to more quickly detect and investigate security incidents.

Key Metrics

We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)

Total revenue	$110,526	$76,880	$60,030

Year-over-year growth	43.8%	28.1%	30.4%

Operating cash flow	$(1,907)	$(3,356)	$(613)

Deferred revenue	$130,317	$85,056	$59,855

Number of customers	5,132	3,733	2,733

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

Number of Customers. We believe that the size of our customer base is an indicator of our global market penetration and that our net customer additions are an indicator of the growth of our business. We define a customer as any entity that has 1) an active Rapid7 contract or a contract that expired within 90 days or less of the applicable measurement date, 2) purchased Rapid7 professional services within the 12 months preceding the applicable measurement date or 3) an active subscription to our Logentries product with a contract value equal to or greater than $2,400 per year.

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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the years ended 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
GAAP total gross profit	$81,282	$58,408	$47,152
Stock-based compensation expense	532	167	67
Amortization of intangible assets	1,212	869	909

Non-GAAP total gross profit	$83,026	$59,444	$48,128

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
GAAP gross profit – products and maintenance and support	$77,387	$56,994	$45,214
Stock-based compensation expense	281	13	14
Amortization of intangible assets	1,212	869	909

Non-GAAP gross profit – products and maintenance and support	$78,880	$57,876	$46,137

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
GAAP gross profit – professional services	$3,895	$1,414	$1,938
Stock-based compensation expense	251	154	53

Non-GAAP gross profit – professional services	$4,146	$1,568	$1,991

The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the years ended 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
GAAP loss from operations	$(46,560)	$(29,141)	$(18,624)
Stock-based compensation expense	10,685	2,159	2,047
Amortization of intangible assets	1,286	869	909
Acquisition related expenses	1,342	—	—
Impairment of long-lived assets	483	—	—

Non-GAAP loss from operations	$(32,764)	$(26,113)	$(15,668)

The following tables reconciles GAAP net loss attributable to common stockholders to non-GAAP net loss for the years ended 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except share and per share data)
GAAP net loss attributable to common stockholders	$(99,079)	$(84,963)	$(52,426)
Accretion of preferred stock to redemption value	35,061	52,336	33,553
Beneficial conversion charge relating to IPO participation payment	14,161	—	—

GAAP net loss	(49,857)	(32,627)	(18,873)
Stock-based compensation expense	10,685	2,159	2,047
Amortization of intangible assets	1,286	869	909
Acquisition related expenses	1,342	—	—
Impairment of long-lived assets	483	—	—

Non-GAAP net loss	$(36,061)	$(29,599)	$(15,917)

Non-GAAP net loss per share, basic and diluted	$(1.46)	$(2.32)	$(1.27)

Weighted-average common shares outstanding, basic and diluted	24,740,480	12,770,916	12,549,266

Components of Results of Operations

Revenue

We generate revenue primarily from selling products, maintenance and support and professional services through a variety of delivery models to meet the needs of our diverse customer base. We generally bill customers and collect payment for both our products and services up front.

Products

We generate products revenue from the sale of (1) perpetual or term software licenses and associated content subscriptions for our Nexpose, Metasploit and AppSpider products, (2) managed services for our Nexpose, AppSpider, Analytic Response and InsightUBA products and (3) cloud-based subscriptions for our InsightUBA, AppSpider and Logentries products. We also generate an immaterial amount of appliance revenue that is included in our products revenue and that is associated with hardware sold as part of our Nexpose product to certain customers. Revenue for software licenses and any other products and services that are sold along with the software license is deferred on our balance sheet and recognized as revenue on the consolidated statements of operations ratably over the contractual period of the maintenance and support, which is typically one to three years.

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

Cost of Products

Cost of products consists of personnel and related costs for our content and cloud operations team, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead costs, which consist of IT, information security, recruiting, facilities and depreciation and are allocated based on relative headcount. Also included in cost of products are software license fees, hardware, Amazon Web Services (AWS) cloud computing costs and internet connectivity expenses directly related to delivering our products, as well as amortization of intangible assets.

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

Gross Margin

Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products and services, transaction volume growth and the mix of revenue among products and services. We expect our gross margins to fluctuate over time depending on the factors described above.

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

Sales and Marketing Expense

Sales and marketing expense consists of personnel costs for our sales and marketing team, including salaries, commissions, bonuses, stock-based compensation and other related costs. Additional expenses include marketing activities and promotional events, travel and entertainment, training costs, amortization of certain intangible assets and allocated overhead.

We expect sales and marketing expense to increase on an absolute dollar basis in the near term as we continue to increase investments to drive our revenue growth, but to decrease as a percentage of total revenue.

General and Administrative Expense

General and administrative expense consists of personnel costs for our administrative, legal, human resources, and finance and accounting teams, including salaries, bonuses, stock-based compensation and other related costs. Additional expenses include travel and entertainment, subcontracting, professional fees, insurance, acquisition related expenses, amortization of certain intangible assets and allocated overhead, as well as changes in the fair market value of the contingent consideration liability associated with acquisitions, which are subject to revaluation.

We expect general and administrative expense to increase on an absolute dollar basis in the near term as we continue to increase investments to support our growth and as a result of our becoming a public company, but to decrease as a percentage of total revenue.

Interest Income (Expense), Net

Interest income (expense), net consists of interest incurred on our term loan obligation and related discount amortization offset by interest income on our cash balances.

Other Income (Expense), Net

Other income (expense), net consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates.

Provision for Income Taxes

Provision for income taxes relates primarily to U.S. federal and state, as well as certain foreign jurisdiction, income taxes. We have generated net losses in all periods to date and recorded a full valuation allowance against our U.S. and Ireland deferred tax assets. We expect to maintain a full valuation allowance on our U.S. and Ireland deferred tax assets in the near term. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Results of Operations

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$63,407	$47,030	$38,633
Maintenance and support	26,903	19,016	14,017
Professional services	20,216	10,834	7,380

Total revenue	110,526	76,880	60,030
Cost of revenue:(1)
Products	6,921	4,557	4,048
Maintenance and support	6,002	4,495	3,388
Professional services	16,321	9,420	5,442

Total cost of revenue	29,244	18,472	12,878
Operating expenses:(1)
Research and development	38,746	25,570	21,411
Sales and marketing	67,365	49,007	31,779
General and administrative	21,731	12,972	12,586

Total operating expenses	127,842	87,549	65,776

Loss from operations	(46,560)	(29,141)	(18,624)
Interest income (expense), net	(2,523)	(2,802)	(122)
Other income (expense), net	(278)	(305)	43

Loss before income taxes	(49,361)	(32,248)	(18,703)
Provision for income taxes	496	379	170

Net loss	(49,857)	(32,627)	(18,873)
Accretion of preferred stock to redemption value	(35,061)	(52,336)	(33,553)
Beneficial conversion charge relating to IPO participation payment	(14,161)	—	—

Net loss attributable to common stockholders	$(99,079)	$(84,963)	$(52,426)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$532	$167	$67
Research and development	5,010	499	426
Sales and marketing	3,139	496	249
General and administrative	2,004	997	1,305

Total stock-based compensation expense	$10,685	$2,159	$2,047

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,890	$1,275	$1,107
Research and development	1,138	1,093	649
Sales and marketing	1,617	1,396	675
General and administrative	707	376	200

Total depreciation and amortization expense	$5,352	$4,140	$2,631

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2015	2014	2013
Consolidated Statement of Operations Data:
Revenue:
Products	57.4%	61.2%	64.4%
Maintenance and support	24.3	24.7	23.3
Professional services	18.3	14.1	12.3

Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	6.3	5.9	6.7
Maintenance and support	5.4	5.8	5.6
Professional services	14.8	12.3	9.1

Total cost of revenue	26.5	24.0	21.4
Operating expenses:
Research and development	35.1	33.3	35.7
Sales and marketing	60.9	63.7	52.9
General and administrative	19.7	16.9	21.0

Total operating expenses	115.7	113.9	109.6

Loss from operations	(42.2)	(37.9)	(31.0)
Interest income (expense), net	(2.3)	(3.6)	(0.2)
Other income (expense), net	(0.2)	(0.4)	0.1

Loss before income taxes	(44.7)	(41.9)	(31.1)
Provision for income taxes	0.4	0.5	0.3

Net loss	(45.1)	(42.4)	(31.4)
Accretion of preferred stock to redemption value	(31.7)	(68.1)	(55.9)
Beneficial conversion charge relating to IPO participation payment	(12.8)	—	—

Net loss attributable to common stockholders	(89.6)%	(110.5)%	(87.3)%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Revenue:
Products	$ 63,407	$ 47,030	$ 16,377	34.8%
Maintenance and support	26,903	19,016	7,887	41.5
Professional services	20,216	10,834	9,382	86.6

Total revenue	$ 110,526	$ 76,880	$ 33,646	43.8%

Total revenue increased by $33.6 million in 2015 compared to 2014 primarily due to an increase of $17.8 million in revenue recognized from our deferred revenue balance. The remaining increase was the result of increased purchases of additional products and services of $8.9 million by our existing customers and $6.9 million from increased sales to new customers. The increase in total revenue in 2015 was comprised of $29.0 million from North America and $4.6 million from the rest of the world. We added 1,399 net new customers in 2015, bringing our total customer count to 5,123 as of December 31, 2015, as compared to adding 1,000 net new customers in 2014, resulting in a total customer count of 3,733 as of December 31, 2014. Products revenue and maintenance and support revenue increased by $16.3 million and $7.9 million, respectively, primarily due to the same contributors that drove our increase in total revenue. Professional services revenue increased by $9.4 million primarily due to increased demand for security advisory services.

Cost of Revenue

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Cost of revenue:
Products	$6,921	$4,557	$2,364	51.9%
Maintenance and support	6,002	4,495	1,507	33.5
Professional services	16,321	9,420	6,901	73.3

Total cost of revenue	$29,244	$18,472	$10,772	58.3%

Gross margin %:
Products	89.1%	90.3%
Maintenance and support	77.7	76.4
Professional services	19.3	13.1

Total gross margin %	73.5%	76.0%

Total cost of revenue increased by $10.8 million in 2015 compared to 2014 due to a $7.1 million increase in personnel costs, primarily as a result of our increase in headcount from 104 as of December 31, 2014 to 140 as of December 31, 2015 to support our growing customer base. Our increase in total cost of revenue also included a $1.8 million increase in allocated overhead, a $1.1 million increase in hardware and AWS cloud computing costs, a $0.5 million increase in travel and entertainment expenses and a $0.3 million increase in amortization expense. The same factors were the primary contributors to the increases in products, maintenance and support and professional services cost of revenue.

Total gross margin percentage decreased due to our revenue mix.

Operating Expenses

Research and Development Expense

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Research and development	$38,746	$25,570	$13,176	51.5%
% of revenue	35.1%	33.3%

Research and development expense increased by $13.2 million in 2015 compared to 2014 primarily due to a $10.9 million increase in personnel costs resulting from an increase in headcount from 114 as of December 31, 2014 to 205 as of December 31, 2015 to support our product innovation. Included in the increase in personnel cost was a $4.5 million increase in stock-based compensation expense and $3.1 million of additional cost attributable to the Logentries and NTO acquisitions. Our increase in research and development expense also included a $1.3 million increase in allocated overhead primarily due to IT related costs to support our growing headcount, a $0.5 million charge for the write off of capitalized product development costs due to changes in future product development plans, a $0.3 million increase in travel and entertainment expense and a $0.2 million increase in professional fees.

Sales and Marketing Expense

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Sales and marketing	$67,365	$49,007	$18,358	37.5%
% of revenue	60.9%	63.7%

Sales and marketing expense increased by $18.4 million in 2015 compared to 2014 primarily due to a $13.4 million increase in personnel costs, resulting from an increase in headcount from 227 as of December 31, 2014 to 314 as of December 31, 2015 to drive additional sales of our products and services and higher commissions expense as a result of increased customer orders. Included in the increase in personnel cost was a $2.6 million increase in stock-based compensation expense and $2.5 million of additional personnel costs attributable to the Logentries and NTO acquisitions. Our increase in sales and marketing expense also included a $2.9 million increase in allocated overhead primarily due to IT related costs to support our growing headcount, a $1.7 million increase in marketing programs, driven largely by our customer conferences and increased advertising, and a $0.4 million increase in travel and entertainment expense.

General and Administrative Expense

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
General and administrative	$21,731	$12,972	$8,759	67.5%
% of revenue	19.7%	16.9%

General and administrative expense increased by $8.8 million in 2015 compared to 2014 primarily due to a $3.8 million increase in professional fees. The increase in professional fees was the result of costs indirectly related to our IPO, costs related to operating as a public company and $1.3 million of NTO and Logentries acquisition related expenses. Our increase in general and administrative expense also included a $3.4 million increase in personnel costs as a result of an increase in headcount from 66 as of December 31, 2014 to 97 as of

December 31, 2015 to support our overall company growth as well as operation as a public company. Included in the increase in personnel costs was a $1.0 million increase in stock-based compensation expense and $0.4 million of additional costs attributable to the acquisition of Logentries and NTO. We also had an increase of $1.3 million in allocated overhead primarily due to IT related costs to support our growing headcount and a $0.3 million increase in travel and entertainment expense.

Interest Income (Expense), Net

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Interest income (expense), net	$(2,523)	$(2,802)	$279	10.0%
% of revenue	(2.3)%	(3.6)%

Interest income (expense), net increased by $0.3 million in 2015 compared to 2014 primarily due to the decreased interest expense on our term loan of $1.0 million, partially offset by an increase in debt discount amortization of $0.6 million. The increase of debt discount amortization and decrease in interest expense was due to the repayment in full and termination of our term loan in July 2015.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Other income (expense), net	$(278)	$(305)	$27	(8.9)%
% of revenue	(0.2)%	(0.4)%

Other income (expense), net increased nominally in 2015 compared to 2014 primarily due to realized and unrealized foreign currency gains and losses.

Provision for Income Taxes

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Provision for income taxes	$496	$379	$117	30.9%
% of revenue	0.4%	0.5%

Provision for income taxes increased by $0.1 million in 2015 compared to 2014 primarily due to increased foreign taxes resulting from growth of our international operations.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Revenue:
Products	$47,030	$38,633	$8,397	21.7%
Maintenance and support	19,016	14,017	4,999	35.7
Professional services	10,834	7,380	3,454	46.8

Total revenue	$76,880	$60,030	$6,850	28.1%

Total revenue increased by $16.9 million in 2014 compared to 2013 primarily due to an increase of $8.5 million recognized from our deferred revenue balance. The remaining increase was the result of a net increase of $5.2 million from sales to existing customers and $3.2 million from sales to new customers. We added 1,000 net new customers globally in 2014 compared to 2013. The increase in total revenue in 2014 was comprised of $13.6 million from North America and $3.3 million from the rest of the world. Products revenue and maintenance and support revenue increased by $8.4 million and $5.0 million, respectively, primarily due to the same contributors that drove our increase in total revenue. Professional services revenue increased by $3.5 million primarily due to increased demand for deployment, training and security assessment services.

Cost of Revenue

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Cost of revenue:
Products	$4,557	$4,048	$509	12.6%
Maintenance and support	4,495	3,388	1,107	32.7
Professional services	9,420	5,442	3,978	73.1

Total cost of revenue	$18,472	$12,878	$5,594	43.4%

Gross margin %:
Products	90.3%	89.5%
Maintenance and support	76.4	75.8
Professional services	13.1	26.3

Total gross margin %	76.0%	78.5%

Total cost of revenue increased by $5.6 million in 2014 compared to 2013 primarily due to a $4.4 million increase in personnel costs and a $0.6 million increase in overhead allocations, both as a result of our increase in headcount from 67 as of December 31, 2013 to 104 as of December 31, 2014 to support our growing customer base. Our increase in total cost of revenue also included a $0.5 million increase in travel and entertainment expenses and a $0.1 million increase in hardware and hosting costs. The same factors were the primary contributors to the increases in products, maintenance and support and professional services cost of revenue.

Gross margin percentage decreased slightly as we continued our investment in growing our professional services team to help promote adoption of our analytics-driven approach to cyber security.

Operating Expenses

Research and Development Expense

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Research and development	$25,570	$21,411	$4,159	19.4%
% of revenue	33.3%	35.7%

Research and development expense increased by $4.2 million in 2014 compared to 2013 primarily due to a $3.4 million increase in personnel costs and a $0.6 million increase in allocated overhead, both as a result of our increase in headcount from 100 as of December 31, 2013 to 114 as of December 31, 2014 to support our product innovation. Our increase in research and development expense also included a $0.1 million increase in travel and entertainment expenses and $0.1 million increase in professional fees. In 2014, we expanded our research and development presence to Belfast, United Kingdom.

Sales and Marketing Expense

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Sales and marketing	$49,007	$31,779	$17,228	54.2%
% of revenue	63.7%	52.9%

Sales and marketing expense increased by $17.2 million in 2014 compared to 2013 primarily due to a $14.2 million increase in personnel costs, including sales commissions, and a $2.6 million increase in allocated overhead, both as a result of our increase in headcount from 173 as of December 31, 2013 to 227 as of December 31, 2014 to drive additional sales of our products and services. In 2014, we invested in lead generation activities as well as trade shows and security regional events to strengthen awareness and educate the IT community about our offerings. Our increase in sales and marketing expense also included a $0.6 million increase in travel and entertainment costs as a result of our increased headcount, partially offset by a $0.2 million decrease in professional fees.

General and Administrative Expense

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
General and administrative	$12,972	$12,586	$386	3.1%
% of revenue	16.9%	21.0%

General and administrative expense increased by $0.4 million in 2014 compared to 2013 primarily due to a $1.4 million increase in personnel costs as a result of our increase in headcount from 58 as of December 31, 2013 to 66 as of December 31, 2014 to support our overall company growth as well as our preparation to operate as a public company, partially offset by a $0.6 million decrease in professional fees and a $0.1 million decrease in allocated overhead.

Interest Income (Expense), Net

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Interest income (expense), net	$(2,802)	$(122)	$(2,680)	NM
% of revenue	(3.6)%	(0.2)%

Interest income (expense), net increased by $2.7 million in 2014 compared to 2013 due to interest expense and discount amortization related to our term loan entered into in December 2013.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Other income (expense), net	$(305)	$43	$(348)	NM
% of revenue	(0.4)%	0.1%

Other income (expense), net changed from de minimis income in 2013 to expense of $0.3 million in 2014 primarily due to unrealized and realized foreign currency fluctuations, specifically in European currencies.

Provision for Income Taxes

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Provision for income taxes	$379	$170	$209	122.9%
% of revenue	0.5%	0.3%

Provision for income taxes increased by $0.2 million in 2014 compared to 2013 due to our increased operations in foreign jurisdictions where we are subject to income taxes on profits arising from our intercompany transfer pricing arrangements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and our accounts receivable. In connection with our IPO and concurrent private placement, we received aggregate net proceeds to us of $112.3 million, after deducting underwriting discounts and commissions related to our IPO of $8.3 million and offering expenses of $3.1 million. Prior to our IPO, we funded our operations primarily through issuances of common and redeemable convertible preferred stock and debt, including net proceeds of $93.4 million from the sale of shares of common and preferred stock. As of December 31, 2015, we had $86.6 million in cash and an accumulated deficit of $340.3 million. We have generated significant losses since inception and expect to continue to generate losses for the foreseeable future.

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

The following table shows a summary of our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash at beginning of period	$36,823	$20,612	$7,667
Net cash used in operating activities	(1,907)	(3,356)	(613)
Net cash used in investing activities	(42,947)	(7,082)	(2,778)
Net cash provided by financing activities	94,786	26,669	16,322
Effects of exchange rates on cash	(202)	(20)	14

Cash at end of period	$86,553	$36,823	$20,612

Uses of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions.

Operating Activities

Operating activities used $1.9 million in cash in 2015, which reflected continued growth in revenue, offset by continuing investment in our operations. Cash used in operating activities reflected our net loss of $49.9 million, partially offset by our net decrease in operating assets and liabilities of $29.0 million and non-cash charges of $19.0 million related to depreciation and amortization, stock-based compensation, provision for doubtful accounts and other non-cash charges such as amortization of debt discount, impairment of long-lived assets and non-cash interest expense. The decrease in our net operating assets and liabilities was primarily due to a $44.8 million increase in deferred revenue from sales of our products and services and a $6.7 million increase in accrued expenses, partially offset by a $18.4 million increase in accounts receivable, a $2.3 million decrease in accounts payable and a $1.8 million increase in prepaid expenses and other assets.

Operating activities used $3.4 million of cash in 2014, which reflected growth in revenue, offset by continuing investment in our operations. Cash used in operating activities reflected our net loss of $32.6 million, offset by our net increase in operating assets and liabilities of $21.6 million and non-cash charges of $7.6 million related to depreciation and amortization, stock-based compensation and provision for doubtful accounts. The increase in our net operating assets and liabilities was primarily due to a $25.2 million increase in deferred revenue from sales of our products and services, a $3.5 million increase in accrued expense, a $2.2 million increase in other liabilities and a $0.6 million increase in accounts payable, partially offset by an increase of $7.1 million in accounts receivable and an increase of $2.2 million in prepaid expenses.

Operating activities used $0.6 million in cash in 2013, which reflected growth in revenue. Cash used in operating activities reflected our net loss of $18.9 million, offset by our increase in operating assets and liabilities of $13.0 million and non-cash charges of $5.2 million related to depreciation and amortization, stock-based compensation, provision for doubtful accounts and deferred income taxes. The increase in our net operating assets and liabilities was primarily due to a $15.1 million increase in deferred revenue from sales of our products and services, a $1.1 million increase in accounts payable due to the growth of our business and a $3.0 million increase in accrued expense as a result of headcount growth, partially offset by a $4.0 million increase in accounts receivable and a $3.1 million payment of contingent consideration.

Investing Activities

Investing activities used $42.9 million in cash in 2015, primarily for the acquisition of Logentries and NTO with respect to $35.5 million and $3.3 million, respectively. Additionally, $4.1 million was used to purchase property and equipment.

Investing activities used $7.1 million in cash in 2014 and $2.8 million in cash in 2013, primarily for capital expenditures to purchase property and equipment, principally related to leasehold improvements for our new corporate headquarters.

Financing Activities

Financing activities provided $94.8 million in 2015, which consisted of net proceeds from our IPO and concurrent private placement of $112.3 million and proceeds from stock option exercises of $1.3 million, partially offset by the repayment of our term loan and related termination payment of $18.5 million and payments on capital lease obligations of $0.3 million.

Financing activities provided $26.7 million in cash in 2014, which consisted primarily of $30.8 million in net proceeds from the issuance of shares of Series D redeemable convertible preferred stock and $0.5 million in proceeds from exercises of stock options, partially offset by $3.5 million in repurchases of common stock, $0.8 million in payments of contingent consideration related to acquisitions and $0.3 million in payments on capital lease obligations.

Financing activities provided $16.3 million in cash in 2013, which consisted primarily of $18.0 million in proceeds from our term loan and $0.3 million in proceeds from exercises of stock options, partially offset by $1.5 million in payments of contingent consideration related to acquisitions and $0.3 million in payments on capital lease obligations.

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations as of December 31, 2015:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Capital leases	$70	$—	$—	$—	$70
Operating leases	4,901	8,682	2,532	—	16,115

Total	$4,971	$8,682	$2,532	$—	$16,185

The commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the actions under the agreements. The table does not include obligations under agreements that we can cancel without a significant penalty.

We lease our office facilities under non-cancellable operating leases. As of December 31, 2015, we have leases that expire at various dates through 2020.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for a description of our other significant accounting policies.

Revenue Recognition

We generate revenue primarily from selling products, maintenance and support, and professional services through a variety of delivery models. We generally bill customers and collect payment for both our products and services up front.

We generate products revenue from the sale of (1) perpetual or term software licenses and associated content subscriptions for our Nexpose and Metasploit products, (2) managed services for our Nexpose, AppSpider, Analytic Response and InsightUBA products and (3) cloud-based subscriptions for our, InsightUBA, Logentries and AppSpider products. We also generate an immaterial amount of appliance revenue that is included in our products revenue and that is associated with hardware sold as part of our Nexpose product to certain customers. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose and Metasploit. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services and security advisory services.

Revenue is only recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. Binding agreements or purchase orders are generally evidence of an arrangement.

•	Delivery has occurred. Delivery occurs (1) upon delivery of the software license key or when the customer has access to the software product or (2) when we perform the services.

•	The sales price is fixed or determinable. Fees are considered fixed and determinable when the fees are contractually agreed upon with the customer.

•

Collectability is probable. Collectability is deemed probable based on review of a number of factors, including creditworthiness and customer payment history. If collectability is not reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon the receipt of payment.

Substantially all of our software licenses are sold in multiple-element arrangements that include maintenance and support, content subscriptions, cloud-based subscriptions, professional services and/or managed services. All of these elements are considered to be software elements other than cloud-based subscriptions, which are non-software elements, and managed services, which can be either software elements or non-software elements. Non-software elements included in multiple-element arrangements consist of a single deliverable that has stand-alone value and that represents a single unit of accounting. We have determined that we do not have vendor-specific objective evidence, or VSOE, of the selling price for the elements comprising these multiple-element arrangements as our software licenses are generally not sold on a stand-alone basis and we purposefully employ variable pricing for our offerings in order to meet customer purchase requirements along the multiple price points of the demand curve.

When all of the elements of a multiple-element arrangement are software elements, the revenue for software licenses and any other products and services that are sold along with the license is generally deferred on our balance sheet and recognized as revenue on our consolidated statements of operations ratably over the contractual period of the maintenance and support, typically one to three years, which is longer than the period over which the professional services are performed. Revenue recognition begins upon delivery of the software license, assuming that all other criteria for revenue recognition have been met.

When a multiple-element arrangement includes both software elements and non-software elements, the total arrangement consideration is first allocated between the software elements and the non-software elements based on the selling price hierarchy, which includes (1) VSOE, if available, (2) third-party evidence, or TPE, if VSOE is not available or (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We have not been able to establish a selling price for any element using VSOE or TPE. We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made in consultation with, and is approved by, our management. Our multiple-element arrangements can include a single non-software element, in which case the portion of the consideration allocated to the non-software element is recognized ratably over the service period of the non-software element, assuming all other criteria for revenue recognition have been met. The portion of the consideration allocated to software elements is recognized as described above.

With respect to our managed services and cloud-based subscription offerings sold on a stand-alone basis, we recognize revenue ratably over the term of the managed service agreement or subscription, assuming that the other criteria for revenue recognition are met.

We recognize revenue from professional services sold on a stand-alone basis as those services are rendered.

For purposes of disclosing revenue by class, we allocate the arrangement consideration for multiple-element software arrangements among the individual elements utilizing BESP, as we do not have VSOE or TPE, of selling price for any of the elements.

Stock-Based Compensation

We measure and recognize compensation expense for all stock options and restricted stock awards, or RSAs, based on the estimated fair value of the award on the grant date. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met.

We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Black-Scholes option pricing model requires management to make a number of other assumptions, including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of grant. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•

Fair Value of Common Stock. Prior to our IPO, we estimated the fair value of common stock. See “Common and Preferred Stock Valuations” below. For stock options granted subsequent to our IPO, the fair value of common stock is based on the closing market price of our common stock on the date of grant.

•

Expected Term. The expected term represents the period that our stock options are expected to be outstanding. We calculated the expected term using the simplified method based on the average of each option’s vesting term and the contractual period during which the option can be exercised, which is typically 10 years following the date of grant.

•

Expected Volatility. The expected volatility is based on the historical stock volatility of several of our comparable publicly traded companies over a period of time equal to the expected term of the options, as we have limited trading history to use the volatility of our own common stock.

•

Risk-Free Interest Rate. The risk-free interest rate was based on an average of the five and seven-year U.S. Treasury zero-coupon issues for each option grant date with maturities approximately equal to the option’s expected term.

•	Expected Dividend Yield. We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future.

The fair value of RSAs is based on the closing market price of our common stock on the NASDAQ Global Market on the date of grant.

We estimate the fair value of the rights to acquire stock under our 2015 Employee Stock Purchase Plan, or ESPP, using the Black-Scholes option pricing formula. Our ESPP provides for a twelve-month offering period which contains two purchase periods of approximately six months in duration. We use our peer group volatility data in the valuation of ESPP shares. We recognize such compensation expense on a straight-line basis over the employee’s requisite service period.

Common and Preferred Stock Valuations

Given the absence of an active market for our common stock prior to our IPO, our board of directors was required to estimate the fair market value of our common stock on each grant date and considered, among other things, valuations of our common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2004 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. Our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value of our common stock, including:

•	contemporaneous third-party valuations of our common stock;

•	the prices, rights, preferences and privileges of our preferred stock relative to the common stock;

•	our business, financial condition and results of operations, including related industry trends affecting our operations;

•	the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company, given prevailing market conditions;

•	the lack of marketability of our common stock;

•	the market performance of comparable publicly traded technology companies; and

•	the United States and global economic and capital market conditions and outlook.

In valuing our common stock, our board of directors determined the equity value of our business generally using a combination of the income approach and the market approach valuation methods.

The income approach estimates value based on the expectation of future cash flows that a company will generate, such as cash earnings, cost savings, tax deductions and the proceeds from disposition. These future cash flows are discounted to their present values using a discount rate derived based on an analysis of the cost of capital of comparable publicly traded companies in similar lines of business, as of each valuation date, and is adjusted to reflect the risks inherent in our cash flows.

The market approach estimates the fair value of a company by applying market multiples of comparable publicly traded companies in a similar line of business. The market multiples are based on relevant metrics implied by the price that investors have paid for the equity of publicly traded companies. Given our significant focus on investing in and growing our business, we primarily utilized the revenue multiple when performing valuation assessments under the market approach. When considering which companies to include as our comparable industry peer companies, we focused on U.S.-based publicly traded companies that were broadly comparable to us based on consideration of industry, market and line of business. From the comparable companies, a representative market value multiple was determined and applied to our operating results to estimate the value of our company. The market value multiple was determined based on consideration of multiples of revenue to each of the comparable companies’ last twelve-month revenue and the forecasted future twelve-month revenue. In addition, the market approach considers merger and acquisition transactions involving companies similar to the company’s business being valued. Multiples of revenue are calculated for these transactions and then applied to the business being valued, after reduction by an appropriate discount.

Historically, our enterprise value was determined using a weighted average combination of the income approach and the market approach. Once an equity value was determined, we utilized a hybrid of the option pricing method, or OPM, and probability-weighted expected return method, or PWERM, to allocate the overall value of equity to the various share classes.

The OPM treats common stock and convertible preferred stock as call options on a company’s enterprise value with exercise prices based on the liquidation preferences of the convertible preferred stock. Under this method, the common stock only has value if the funds available for distribution to stockholders exceed the value of the liquidation preference at the time of an assumed liquidity event. The value assigned to the common stock is the remaining value after the convertible preferred stock is liquidated. The OPM prices the call option using the Black-Scholes model. The OPM is used when the range of possible future outcomes is difficult to predict.

The PWERM relies on a forward-looking analysis to predict the possible future value of a company. Under this method, discrete future outcomes, including an initial public offering, or IPO, and non-IPO scenarios, are weighted based on the estimated the probability of each scenario. The PWERM is used when discrete future outcomes can be predicted with reasonable certainty based on a probability distribution.

The hybrid method is generally preferred for a company expecting a liquidity event in the near future but where, due to market or other factors, the liquidity event is uncertain. In the application of the hybrid method, we relied on the PWERM to allocate the value of equity under a near-term liquidity scenario and the OPM to allocate the value of equity under a long-term liquidity scenario. The projected equity value relied upon in the PWERM scenario was based on (1) guideline IPO transactions involving companies that were considered broadly comparable to us and (2) our expectation of the pre-money valuation that we needed to achieve to consider an IPO as a viable exit strategy. The projected equity value relied upon in the OPM was based on a weighted average indication of the value using the discounted cash flow method, which is an income approach, and the guideline public company method, which is a market approach.

In addition, we determined the fair value of our preferred stock as of each reporting period using the guidance prescribed by the Practice Aid, which was consistent with the way we had valued our common stock.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Valuation allowances are provided when we determine that it is more likely than not that all of, or a portion of, deferred tax assets will not be utilized in the future.

We account for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Estimates of future taxable income are based on assumptions that are consistent with our plans. Assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Should actual amounts differ from our estimates, the amount of our tax expense and liabilities could be materially impacted.

Goodwill and Other Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at least annually or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred.

For our goodwill impairment analysis, we operate with a single reporting unit. We test goodwill for impairment on the last day of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. To test goodwill impairment, we perform the two-step goodwill impairment test to identify potential goodwill impairment. The two step impairment test begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing a weighted-average of the income approach using discounted cash flows, guideline public company and guideline transaction methods. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in our consolidated statements of operations. There has been no impairment of goodwill for any periods presented. In addition, based on the results of our impairment test, our reporting unit was not at risk of having its carrying value, including goodwill, exceed its fair value.

Other intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Intangible assets with definite lives are amortized over the estimated useful lives and are tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. We test other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. There has been no impairment of other intangible assets for any periods presented.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842). The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. The ASU will be effective for us in the first quarter of 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet simplifying current GAAP, which requires an entity to separate deferred tax liabilities and assets into current and noncurrent amounts in the balance sheet. The ASU will be effective for us in the first quarter of 2017, and may be applied prospectively or retrospectively at our election. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU will be effective for us in the first quarter of 2016. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles -Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on accounting for fees paid in a cloud computing arrangement. Under the ASU, if a cloud computing arrangement includes a software license, the software license element should be accounted for consistent with the purchase of other software licenses. If the cloud computing arrangement does not include a software license, it should be accounted for as a service contract. The ASU will be effective for us in the first quarter of 2016 and may be applied either prospectively or retrospectively. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. In August 2015, the FASB issued ASU 2015-14, which provides a one year deferral in the effective date of ASU 2014-09. ASU 2014-09 will now be effective for us beginning January 1, 2018; however, early adoption will be permitted as of the original effective date. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized on the date of adoption. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. Our cash is held in readily available checking and money market accounts. Due to the short-term nature of our checking and money market accounts, we believe that we do not have any material exposure to changes in the fair value of our cash balances as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. We had cash of $86.6 million as of December 31, 2015 and hold this cash for working capital purposes.

During the years ended December 31, 2015 and 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

JOBS Act Transition Period

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions, as an emerging growth company, we may rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier to occur of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenues of at least $1.0 billion or (c) in which we are deemed to be a “large accelerated filer” under the rules of the U.S. Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rapid7, Inc.:

We have audited the accompanying consolidated balance sheets of Rapid7, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rapid7, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

March 10, 2016

RAPID7, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$ 86,553	$ 36,823
Accounts receivables, net	44,164	25,412
Prepaid expenses and other current assets	6,148	4,209

Total current assets	136,865	66,444

Property and equipment, net	7,532	7,922
Goodwill	74,565	11,265
Intangible assets, net	11,385	1,156
Other assets	214	179

Total assets	$ 230,561	$ 86,966

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	2,038	3,536
Accrued expenses	24,707	11,907
Deferred revenue, current portion	87,917	58,164
Other current liabilities	1,105	642

Total current liabilities	115,767	74,249

Deferred revenue, non-current portion	42,400	26,892
Term loan payable, net of unamortized debt discount	—	16,871
Other long-term liabilities	4,319	4,218

Total liabilities	162,486	122,230

Commitments and contingencies
Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock, $0.01 par value per share; 0 and 6,303,033 shares authorized, issued and outstanding at December 31, 2015 and 2014, respectively; aggregate liquidation value of $0 and $9,252 at December 31, 2015 and 2014, respectively	—	68,892
Series B redeemable convertible preferred stock, $0.01 par value per share; 0 and 519,269 shares authorized, issued and outstanding at December 31, 2015 and 2014, respectively; aggregate liquidation value of $0 and $880 at December 31, 2015 and 2014, respectively	—	5,681
Series C redeemable convertible preferred stock, $0.01 par value per share; 0 and 6,873,797 shares authorized, issued and outstanding at December 31, 2015 and 2014, respectively; aggregate liquidation value of $0 and $59,829 at December 31, 2015 and 2014, respectively	—	80,286
Series D redeemable convertible preferred stock, $0.01 par value per share; 0 and 2,696,504 shares authorized at December 31, 2015 and 2014, respectively; 0 and 2,686,516 shares issued and outstanding at December 31, 2015 and 2014, respectively; aggregate liquidation value of $0 and $31,143 at December 31, 2015 and 2014, respectively	—	56,739
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 10,000,000 and 0 shares authorized at December 31, 2015 and 2014, respectively; 0 shares issued at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value; 100,000,000 and 35,700,000 shares authorized at December 31, 2015 and 2014, respectively; 41,942,026 and 12,964,721 shares issued at December 31, 2015 and 2014, respectively; 41,540,400 and 12,563,095 shares outstanding at December 31, 2015 and 2014, respectively	415	126
Additional paid-in-capital	411,524	—
Accumulated deficit	(340,338)	(243,462)
Treasury stock, at cost, 401,626 shares at December 31, 2015 and 2014	(3,526)	(3,526)

Total stockholders’ equity (deficit)	68,075	(246,862)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$ 230,561	$ 86,966

See accompanying notes to consolidated financial statements.

RAPID7, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Products	$ 63,407	$ 47,030	$ 38,633
Maintenance and support	26,903	19,016	14,017
Professional services	20,216	10,834	7,380

Total revenue	110,526	76,880	60,030
Cost of revenue:
Products	6,921	4,557	4,048
Maintenance and support	6,002	4,495	3,388
Professional services	16,321	9,420	5,442

Total cost of revenue	29,244	18,472	12,878

Total gross profit	81,282	58,408	47,152

Operating expenses:
Research and development	38,746	25,570	21,411
Sales and marketing	67,365	49,007	31,779
General and administrative	21,731	12,972	12,586

Total operating expenses	127,842	87,549	65,776

Loss from operations	(46,560)	(29,141)	(18,624)
Other income (expense), net:
Interest income (expense), net	(2,523)	(2,802)	(122)
Other income (expense), net	(278)	(305)	43

Loss before income taxes	(49,361)	(32,248)	(18,703)
Provision for income taxes	496	379	170

Net loss	(49,857)	(32,627)	(18,873)
Accretion of preferred stock to redemption value	(35,061)	(52,336)	(33,553)
Beneficial conversion charge relating to IPO participation payment	(14,161)	—	—

Net loss attributable to common stockholders	$ (99,079)	$ (84,963)	$ (52,426)

Net loss per share attributable to common stockholders, basic and diluted	$ (4.00)	$ (6.65)	$ (4.18)

Weighted-average common shares outstanding, basic and diluted	24,740,480	12,770,916	12,549,266

See accompanying notes to consolidated financial statements.

RAPID7, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’

EQUITY (DEFICIT)

(in thousands, except share data)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Series C redeemable convertible preferred stock		Series D redeemable convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock		Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount
Balance, December 31, 2012	6,303,033	$34,793	519,269	$2,908	6,873,797	$57,190	—	$—	12,533,527	$125	$—	$(112,031)	—	$—	$(111,906)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,047	—	—	—	2,047
Accretion of preferred stock to redemption value	—	20,169	—	1,630	—	11,754	—	—	—	—	(3,308)	(30,245)	—	—	(33,553)
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	1,007	—	—	—	1,007
Issuance of common stock upon exercise of stock options, net of stock withheld for taxes	—	—	—	—	—	—	—	—	229,994	3	254	—	—	—	257
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,873)	—	—	(18,873)

Balance, December 31, 2013	6,303,033	$54,962	519,269	$4,538	6,873,797	$68,944	—	$—	12,763,521	$128	$—	$(161,149)	—	$—	$(161,021)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,159	—	—	—	2,159
Accretion of preferred stock to redemption value	—	13,930	—	1,143	—	11,342	—	25,921	—	—	(2,650)	(49,686)	—	—	(52,336)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	2,686,516	30,818	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	201,200	2	487	—	—	—	489
Purchase of common stock	—	—	—	—	—	—	—	—	(401,626)	(4)	4	—	401,626	(3,526)	(3,526)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(32,627)	—	—	(32,627)

Balance, December 31, 2014	6,303,033	$68,892	519,269	$5,681	6,873,797	$80,286	2,686,516	$56,739	12,563,095	$126	$—	$(243,462)	401,626	$(3,526)	$(246,862)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	10,685	—	—	—	10,685
Accretion of preferred stock to redemption value	—	14,308	—	1,173	—	10,929	—	8,651	—	—	(2,203)	(32,858)	—	—	(35,061)
Conversion of preferred stock to common stock	(6,303,033)	(83,200)	(519,269)	(6,854)	(6,873,797)	(91,215)	(2,686,516)	(65,390)	16,382,615	164	246,495	—	—	—	246,659
IPO participation payment and beneficial conversion charge	—	—	—	—	—	—	—	—	1,939,990	19	14,142	(14,161)	—	—	—
Issuance of common stock in relation to IPO and concurrent private placement, net of offering costs	—	—	—	—	—	—	—	—	7,730,000	77	112,198	—	—	—	112,275
Issuance of common stock and options associated with acquisitions	—	—	—	—	—	—	—	—	1,261,718	13	31,962	—	—	—	31,975
Issuance of restricted stock	—	—	—	—	—	—	—	—	1,358,505	13	(13)	—	—	—	—
Shares withheld for employee taxes	—	—	—	—	—	—	—	—	(134,296)	(1)	(3,086)	—	—	—	(3,087)
Issuance of common stock upon exercise of stock options and warrants	—	—	—	—	—	—	—	—	438,773	4	1,344	—	—	—	1,348
Net loss	—	—	—	—	—	—	—	—	—	—	—	(49,857)	—	—	(49,857)

Balance, December 31, 2015	—	$—	—	$—	—	$—	—	$—	41,540,400	$415	$411,524	$(340,338)	401,626	$(3,526)	$68,075

See accompanying notes to consolidated financial statements.

RAPID7, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(49,857)	$(32,627)	$(18,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,352	4,140	2,631
Amortization of debt discount	1,129	553	—
Non-cash interest expense	209	—	—
Stock-based compensation expense	10,685	2,159	2,047
Provision for doubtful accounts	828	581	460
Impairment of long-lived assets	483	—	—
Deferred income taxes	119	196	111
Foreign currency re-measurement loss	153	—	—
Changes in assets and liabilities:
Accounts receivables	(18,370)	(7,127)	(4,012)
Prepaid expenses and other assets	(1,787)	(2,165)	28
Accounts payable	(2,302)	567	1,064
Accrued expenses	6,702	3,534	2,971
Deferred revenue	44,868	25,200	15,126
Contingent consideration	—	(560)	(3,081)
Other liabilities	(119)	2,193	915

Net cash used in operating activities	(1,907)	(3,356)	(613)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(38,811)	—	—
Purchases of property and equipment	(4,136)	(7,082)	(2,778)

Net cash used in investing activities	(42,947)	(7,082)	(2,778)

Cash flows from financing activities:
Proceeds from initial public offering and concurrent private placement, net of offering costs of $3,097	112,275	—	—
Proceeds from issuance of Series D redeemable convertible preferred stock, net	—	30,818	—
Borrowings from term loan	—	—	18,000
Borrowings from line of credit	—	—	5,000
Repayments on line of credit	—	—	(5,000)
Repayments of term loan and related termination fee	(18,540)	—	—
Payments of contingent consideration related to business acquisitions	—	(856)	(1,500)
Payments of debt and equity issuance costs	—	—	(135)
Repurchase of common and preferred stock	—	(3,526)	—
Payments of capital lease obligations	(253)	(256)	(300)
Proceeds from stock option exercises	1,304	489	257

Net cash provided by financing activities	94,786	26,669	16,322

Effect of exchange rate changes on cash	(202)	(20)	14

Net increase in cash	49,730	16,211	12,945
Cash, beginning of period	36,823	20,612	7,667

Cash, end of period	$86,553	$36,823	$20,612

Supplemental cash flow information:
Cash paid for income taxes	$341	$62	$34
Cash paid for interest	$1,427	$2,095	$96

Non-cash investing and financing activities:
Common stock issued for acquisitions	$27,481	$—	$—
Vested stock options issued for acquisition	$4,494	$—	$—

See accompanying notes to consolidated financial statements.

RAPID7, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of the Business

Rapid7, Inc. and subsidiaries (“we,” “us” or “our”) is a leading provider of security data and analytics solutions that enable organizations to implement an active, analytics-driven approach to cyber security. Our solutions empower organizations to prevent attacks by providing visibility into vulnerabilities and to rapidly detect compromises, respond to breaches and correct the underlying causes of attacks.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States of America (U.S. GAAP).

(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the accompanying notes to the financial statements. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, stock-based compensation, income taxes and goodwill and other intangible assets. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.

(c)	Translation of Foreign Currencies

The functional currency of our foreign subsidiaries is the U.S. dollar. We translate all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and other assets and liabilities using historical exchange rates. Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency transactional and re-measurement gains and losses are included in other income (expense), net. In 2015, we recorded foreign currency transactional losses and foreign currency re-measurement losses of $0.1 million and $0.2 million, respectively. Foreign currency transactional and re-measurement gain and losses were not significant in 2014 or 2013.

(d)	Revenue Recognition

We generate revenue primarily from selling products, maintenance and support, and professional services through a variety of delivery models. We generally bill customers and collect payment for both our products and services up front.

We generate products revenue from the sale of (1) perpetual or term software licenses and associated content subscriptions for our Nexpose and Metasploit products, (2) managed services for our Nexpose, AppSpider, Analytic Response and InsightUBA products and (3) cloud-based subscriptions for our, InsightUBA, Logentries and AppSpider products. We also generate an immaterial amount of appliance revenue that is included in our products revenue and that is associated with hardware sold as part of our Nexpose product to certain customers. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose and Metasploit. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services and security advisory services.

Revenue is only recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. Binding agreements or purchase orders are generally evidence of an arrangement.

•	Delivery has occurred. Delivery occurs (1) upon delivery of the software license key or when the customer has access to the software product or (2) when we perform the services.

•	The sales price is fixed or determinable. Fees are considered fixed and determinable when the fees are contractually agreed upon with the customer.

•

Collectability is probable. Collectability is deemed probable based on review of a number of factors, including creditworthiness and customer payment history. If collectability is not reasonably assured, revenue is deferred until collection becomes reasonably assured, which is generally upon the receipt of payment.

Substantially all of our software licenses are sold in multiple-element arrangements that include maintenance and support, content subscriptions, cloud-based subscriptions, professional services and/or managed services. All of these elements are considered to be software elements other than cloud-based subscriptions, which are non-software elements, and managed services, which can be either software elements or non-software elements. Non-software elements included in multiple-element arrangements consist of a single deliverable that has stand-alone value and that represents a single unit of accounting. We have determined that we do not have vendor-specific objective evidence, or VSOE, of the selling price for the elements comprising these multiple-element arrangements as our software licenses are generally not sold on a stand-alone basis and we purposefully employ variable pricing for our offerings in order to meet customer purchase requirements along the multiple price points of the demand curve.

When all of the elements of a multiple-element arrangement are software elements, the revenue for software licenses and any other products and services that are sold along with the license is generally deferred on our balance sheet and recognized as revenue on our consolidated statements of operations ratably over the contractual period of the maintenance and support, typically one to three years, which is longer than the period over which the professional services are performed. Revenue recognition begins upon delivery of the software license, assuming that all other criteria for revenue recognition have been met.

When a multiple-element arrangement includes both software elements and non-software elements, the total arrangement consideration is first allocated between the software elements and the non-software elements based on the selling price hierarchy, which includes (1) VSOE, if available, (2) third-party evidence, or TPE, if VSOE is not available or (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We have not been able to establish a selling price for any element using VSOE or TPE. We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made in consultation with, and is approved by, our management. Our multiple-element arrangements can include a single non-software element, in which case the portion of the consideration allocated to the non-software element is recognized ratably over the service period of the non-software element, assuming all other criteria for revenue recognition have been met. The portion of the consideration allocated to software elements is recognized as described above.

With respect to our managed services and cloud-based subscription offerings sold on a stand-alone basis, we recognize revenue ratably over the term of the managed service agreement or subscription, assuming that the other criteria for revenue recognition are met.

We recognize revenue from professional services sold on a stand-alone basis as those services are rendered.

For purposes of disclosing revenue by class, we allocate the arrangement consideration for multiple-element software arrangements among the individual elements utilizing BESP, as we do not have VSOE or TPE, of selling price for any of the elements.

(e)	Deferred Revenue

Deferred revenue consists of amounts that have been invoiced but that have not been recognized as revenue. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.

(f)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of outstanding invoices, the customer’s expected ability to pay and the collection history, when applicable, to determine whether an allowance is appropriate. Accounts receivable are charged against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Additions to the allowance for doubtful accounts are recorded in general and administrative expense in the consolidated statement of operations. We do not have any off balance sheet credit exposure related to our customers. The following table displays the changes in our allowance for doubtful accounts:

Amount
(in thousands)
Balance at December 31, 2012	$460
Additions	460
Less write-offs, net of recoveries	(209)

Balance at December 31, 2013	711
Additions	581
Less write-offs, net of recoveries	(1,016)

Balance at December 31, 2014	276
Additions	828
Less write-offs, net of recoveries	(374)

Balance at December 31, 2015	$730

(g)	Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of accounts receivable. We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of customers’ financial condition are performed. We maintain reserves for potential credit losses. No single customer accounted for 10% or more of our total revenues in 2015, 2014 or 2013 or accounts receivable as of December 31, 2015 and 2014.

We maintain our cash in bank deposit and checking accounts with major financial institutions, which at times may exceed U.S. federally insured limits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant risk.

(h)	Fair Value Measurements

We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

(i)	Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. All other asset categories are depreciated over three to five years. Upon sale, the cost of assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

(j)	Capitalized Software Costs

We capitalize certain costs related to software acquired for internal use and software developed for sale.

With respect to software acquired for internal use, we capitalize qualifying software costs, which include software license fees and third-party implementation and related costs. Total unamortized capitalized costs relating to software acquired for internal use as of December 31, 2015 and 2014 were $0.6 million and $0.3 million, respectively.

With respect to software developed for sale, we expense costs incurred in research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release. As of December 31, 2015 and 2014, total unamortized capitalized costs relating to software developed for sale was $0 and $0.5 million, respectively. In 2015, we wrote off the $0.5 million capitalized product development costs due to changes in future product development plans. This impairment charge was recorded in research and development expense within our consolidated statements of operations.

(k)	Long-Lived Assets

We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When such events or changes in circumstances occur, recoverability of these assets is measured by a comparison of the carrying value of an asset to the future net undiscounted cash flows directly associated with the asset. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the asset. We use a discounted cash flow approach or other methods, if appropriate, to assess fair value.

(l)	Goodwill and Other Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at least annually or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred.

For our goodwill impairment analysis, we operate with a single reporting unit. We test goodwill for impairment on the last day of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. To test goodwill impairment, we perform the two-step goodwill impairment test to identify potential goodwill impairment. The two step impairment test begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing a weighted-average of the income approach using discounted cash flows, guideline public company and guideline transaction methods. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in our consolidated statements of operations. There has been no impairment of goodwill for any periods presented. In addition, based on the results of our impairment test, our reporting unit was not at risk of having its carrying value, including goodwill, exceed its fair value.

Other intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Intangible assets with definite lives are amortized over the estimated useful lives and are tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. We test other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. There has been no impairment of other intangible assets for any periods presented.

(m)	Stock-Based Compensation

We measure and recognize compensation expense for all stock options and restricted stock awards (RSAs) based on the estimated fair value of the award on the grant date. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met.

(n)	Advertising

Advertising costs are expensed as incurred, and are recorded in sales and marketing expense in our consolidated statement of operations. We incurred $4.3 million, $3.2 million and $1.7 million in advertising expense in 2015, 2014 and 2013, respectively.

(o)	Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Valuation allowances are provided when we determine that it is more likely than not that all of, or a portion of, deferred tax assets will not be utilized in the future.

We account for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.

(p)	Sales Commissions

Sales commissions are recognized in the period that the commissions are earned by our employees, which is typically upon signing of an arrangement. Under our sales commission policy, the amount of sales commissions expense attributable to the sales arrangement signed in the period is recognized fully in that period; however, the revenue from the sales arrangement is generally recognized ratably over the contractual period of the applicable agreement.

(q)	Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing our net loss attributable to common stockholders by the weighted-average number of common shares used in the loss per share calculation during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including stock options, restricted stock awards, warrants and redeemable convertible preferred stock. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

(r)	Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. The ASU will be effective for us in the first quarter of 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet simplifying current GAAP, which requires an entity to separate deferred tax liabilities and assets into current and noncurrent amounts in the balance sheet. The ASU will be effective for us in the first quarter of 2017, and may be applied prospectively or retrospectively at our election. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The ASU will be effective for us in the first quarter of 2016. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles -Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on accounting for fees paid in a cloud computing arrangement. Under the ASU, if a cloud computing arrangement includes a software license, the software license element should be accounted for consistent with the purchase of other software licenses. If the cloud computing arrangement does not include a software license, it should be accounted for as a service contract. The ASU will be effective for us in the first quarter of 2016 and may be applied either prospectively or retrospectively. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. In August 2015, the FASB issued ASU 2015-14, which provides a one year deferral in the effective date of ASU 2014-09. ASU 2014-09 will now be effective for us beginning January 1, 2018; however, early adoption will be permitted as of the original effective date. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized on the date of adoption. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

(3)	Business Combinations

Acquisition of RevelOps, Inc.

On October 13, 2015, we acquired 100% of the outstanding equity of RevelOps, Inc. (d/b/a Logentries) for total consideration of $67.9 million. We made an initial payment of $36.2 million in cash, issued 1,252,627 shares of our common stock with an aggregate fair value of $27.4 million, inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares, and issued vested replacement options with respect to 221,759 shares of our common stock to certain continuing employees with an aggregate value of $4.5 million upon the closing of the acquisition. As a partial offset to the initial cash payment, we estimate we will receive $0.2 million related to the final working capital adjustment for the acquisition. The fair value of the vested replacement options included in the purchase price was based on the fair value of the vested Logentries options on the acquisition date. The excess fair value when comparing the fair value of the new vested replacement options and the vested Logentries options of $0.3 million was expensed immediately in the post-combination financial statements of the combined entity. We expensed the related acquisition costs of $0.9 million in general and administrative expense.

The following table summarizes the consideration paid for Logentries and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed based on their fair values on the acquisition date (in thousands):

Consideration:
Cash	$36,212
Common stock	27,382
Vested replacement options	4,494
Net working capital receivable	(150)

Total purchase price allocation	$67,938

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$ 745
Accounts receivable	526
Prepaid expenses and other current assets	297
Intangible assets	9,425
Other non-current assets	155
Accounts payable	(512)
Accrued expenses	(1,048)
Deferred revenue	(360)

Total identifiable net assets assumed	9,228
Goodwill	58,710

Total purchase price allocation	$ 67,938

The fair values of identifiable intangible assets were based on valuations using the income approach. The estimated fair values and useful lives of the identifiable intangible assets are as follows:

	Amount	Weighted average amortization life (years)
	(in thousands)
Developed technology	$ 8,300	6
Customer relationships	900	7
Trade name	225	1

Identifiable intangible assets	$ 9,425

The excess of the purchase price over the tangible assets acquired, identifiable intangible assets acquired and assumed liabilities was recorded as goodwill. We believe that the goodwill is related to the expected synergistic benefits of us being able to leverage the integration of our existing products and services with the acquired products to both Logentries’ and our customer bases. The goodwill was allocated to our one reporting unit. The acquired goodwill will not be deductible for tax purposes. These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital.

Following the acquisition, we granted to certain retained employees of Logentries RSAs with respect to an aggregate of 942,388 restricted shares of our common stock, which will vest subject to continued service. These RSAs will be accounted for as stock-based compensation expense over the required service periods based on the grant date fair value.

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of our operations and Logentries, on a pro forma basis, as though we had acquired Logentries on January 1, 2014. The unaudited pro forma financial information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, including amortization expense from acquired intangibles assets, reversal of acquisition related expenses and the stock-compensation expense recorded to retain certain employees.

	Year Ended December 31,
	2015	2014
	(in thousands)
Total revenue	$ 112,870	$ 77,891
Net loss	(61,192)	(49,813)

Acquisition of NT OBJECTives, Inc.

On April 30, 2015, we acquired 100% of the outstanding equity of NT OBJECTives, Inc. (NTO), a web application security testing company, expanding the web application testing capabilities of our threat exposure management offering. We acquired NTO for total consideration of $6.1 million. We made an initial payment of $3.4 million in cash, issued 9,091 shares of our common stock with a fair value of $0.1 million, are obligated to pay $0.1 million in cash for the settlement of a working capital adjustment and are obligated to make two additional payments of $1.5 million each, less the amount of any indemnity claims, on the first and second anniversary dates of the closing. The net present value of these two additional payments, or $2.5 million, is included in the total purchase consideration paid. We expensed the related acquisition costs of $0.4 million in general and administrative expense.

The following table summarizes the consideration paid for NTO and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$3,404
Common stock	99
Net working capital liability	56
Net present value of deferred cash payments	2,535

Fair value of total consideration transferred	$6,094

Recognized amounts of identifiable assets acquired and liabilities assumed:
Net working capital	$(586)
Intangible assets	2,090

Total identifiable net assets assumed	1,504
Goodwill	4,590

Total purchase price allocation	$6,094

The fair values of identifiable intangible assets were based on valuations using the income approach. The estimated fair values and useful lives of the identifiable intangible assets are as follows:

	Amount	Weighted Average Amortization Life (years)
	(in thousands)
Developed technology	$1,950	6
Customer relationships	100	4
Non-compete agreements	40	2

Identifiable intangible assets	$2,090

The excess of the purchase price over the tangible assets acquired, identifiable intangible assets acquired and assumed liabilities was recorded as goodwill. We believe that the amount of goodwill is the expected synergistic benefits of being able to leverage the integration of our existing products and services with the acquired products to both NTO and our customer bases. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible assets will not be deductible for tax purposes. These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital.

Following the acquisition, certain retained employees of NTO received 416,117 restricted shares of our common stock, which will vest on a monthly basis subject to continued service.

Pro forma results of operations have not been included, as the acquisition of NTO was not material to our results of operations for any periods presented.

In May 2015, we entered into loan agreements with certain retained employees of NTO. The terms of these agreements require the employees to pay us the total amount borrowed, with accrued interest at 1.7% per annum, within 18 months of the agreement date. The loan agreements are secured by restricted stock awards granted to the employees. The aggregate amount of these loans was $0.5 million and is classified as prepaid expenses and other current assets on the consolidated balance sheets.

(4)	Goodwill and Other Intangible Assets

Goodwill was $74.6 million and $11.3 million as of December 31, 2015 and 2014, respectively. There were no impairments recorded against goodwill in 2015, 2014 or 2013. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2014 and 2013	$ 11,265
NTO acquisition	4,590
Logentries acquisition	58,710

Balance at December 31, 2015	$ 74,565

Identifiable intangible assets consist of the following:

		As of December 31, 2015			As of December 31, 2014
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.9	$ 12,851	$ (2,955)	$ 9,896	$ 2,601	$ (1,934)	$ 667
Trade names	6.3	719	(389)	330	494	(280)	214
Customer relationships	6.7	1,000	(43)	957	—	—	—
Non-compete agreements	4.8	540	(338)	202	500	(225)	275

Total intangible assets		$ 15,110	$ (3,725)	$ 11,385	$ 3,595	$ (2,439)	$ 1,156

Amortization of intangible assets is expensed on a straight-line basis over the useful life of the asset. We recorded amortization expense of $1.3 million, $0.9 million and $0.9 million in 2015, 2014 and 2013, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets as of December 31, 2015 is as follows (in thousands):

2016	$2,285
2017	2,034
2018	1,915
2019	1,880
2020	1,837
2021 and thereafter	1,434

Total	$11,385

(5)	Property and Equipment

Property and equipment are recorded at cost, while maintenance and repairs are expensed as incurred. Property and equipment consists of the following:

	As of December 31,
	2015	2014
	(in thousands)
Computer equipment and software	$9,858	$8,150
Furniture and fixtures	2,409	1,999
Leasehold improvements	6,943	5,368

Total	19,210	15,517
Less accumulated depreciation	(11,678)	(7,595)

Property and equipment, net	$7,532	$7,922

We recorded depreciation expense of $4.1 million, $3.3 million and $1.7 million in 2015, 2014 and 2013, respectively.

(6)	Fair Value Measurements

Our financial instruments consist of cash, accounts receivable and capital leases. Our estimate of fair value for financial instruments approximates their carrying value as of December 31, 2015 and 2014.

The following table presents reconciliation for the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

Amount
(in thousands)
Balance at December 31, 2013	$ 1,416
Payments	(1,500)
Revaluations	84

Balance at December 31, 2014	$ —

Revaluations of contingent consideration are presented as a component of general and administrative expense in the accompanying consolidated statements of operations.

The contingent consideration was paid in full during the year ended December 31, 2014. Accordingly, no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs existed in 2015.

(7)	Long-term Debt and Line of Credit

Long-term debt consists of the following:

As of December 31,
2014
(in thousands)
Term loan	$18,000
Unamortized debt discount	(1,129)

Total short and long-term obligations under term loan	16,871
Less: short-term obligations under term loan	—

Total long-term obligations under term loan	$16,871

(a)	Term Loan

On December 27, 2013, we entered into a Subordinated Loan and Security Agreement (term loan agreement) with a financial institution, whereby we borrowed $18.0 million. Interest was paid monthly at a rate of 12% per annum, commencing in January 2014. Pursuant to the term loan agreement, we pledged certain assets as collateral, including intellectual property and accounts receivable.

Upon execution of the term loan agreement, we paid $0.1 million in initial fees to the financial institution, which were recorded as a debt discount and was amortized over the four-year term of the loan using the effective interest method. The term loan agreement also contained a provision pursuant to which an additional fee of $0.5 million was to be paid in conjunction with the final payment of the term loan. This additional fee was also recorded as a debt discount and was amortized over the four-year term of the loan using the effective interest method. The liability relating to the additional fee was presented as an other long-term liability in the accompanying consolidated balance sheets.

Additionally, warrants to purchase up to 200,000 shares of our common stock were issued to the financial institution in connection with the term loan agreement. These warrants have a contractual life of 10 years and were issued with an exercise price of $10.00 per share of common stock underlying such warrants. The warrants are classified as permanent equity. Accordingly, we recorded the term loan net of an original issuance discount of $1.0 million, representing the calculated relative fair value of the warrants, which was amortized over the four-year term of the loan using the effective interest method.

The total unamortized debt discount was $1.1 million as of December 31, 2014.

On July 23, 2015, we repaid in full and terminated the term loan. The aggregate amount paid was $18.7 million, which included the full principal amount of $18.0 million, the termination payment of $0.5 million and $0.2 million of accrued interest. Upon the repayment and termination of the term loan, we recorded a $0.8 million charge to interest expense for the unamortized portion of the debt discount.

(b)	Line of Credit

On April 22, 2013, we entered into a Loan and Security Agreement for a line of credit (line of credit agreement) with a financial institution, which was subsequently modified on December 27, 2013. Under the line of credit agreement, we were able to borrow up to the lesser of $10.0 million or 80% of eligible accounts receivable. The line of credit carried a floating interest rate equal to the prime rate plus 1.25%. As of December 31, 2014, there was no outstanding balance under the line of credit.

On August 5, 2015, we terminated the line of credit agreement, under which there was no outstanding balance.

(8)	Stockholders’ Equity (Deficit)

(a)	Common Stock

On October 13, 2015, we issued 1,252,627 shares of our common stock in connection with our acquisition of Logentries.

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

On April 30, 2015, we issued 9,091 shares of our common stock in connection with our acquisition of NTO.

(b)	Treasury Stock

In 2014, we repurchased 401,626 shares of common stock from certain employees and non-employees, for an aggregate amount of $3.5 million.

(c)	Common Stock Warrants

In December 2013, we issued warrants to purchase 200,000 shares of common stock to a financial institution in connection with the term loan agreement. These warrants have a contractual life of 10 years and were issued with an exercise price of $10.00 per share of common stock underlying such warrants. In 2015, warrants with respect to 100,000 shares of common stock were exercised. As of December 31, 2015, warrants with respect to 100,000 shares of common stock remained unexercised.

(9)	Redeemable Convertible Preferred Stock

In December 2014, we issued 2,686,516 shares of Series D redeemable convertible preferred stock (Series D preferred stock) at a purchase price of $11.554 per share. We received proceeds from the sale of the Series D preferred stock of $30.8 million, net of $0.2 million in issuance costs.

Upon the closing of the IPO, all of our outstanding preferred stock automatically converted into 18,322,605 shares of common stock, which included 1,939,990 additional shares of common stock issued upon conversion of our Series D preferred stock (IPO Participation Payment). As a result of the IPO Participation Payment, we recorded a $14.2 million beneficial conversion charge. The amount of the beneficial conversion charge was calculated by multiplying the total number of shares of common stock issued upon the conversion of our Series D preferred stock, including the additional shares of common stock issued in connection with the IPO Participation Payment, by the difference between the fair market value of our common stock at the time of the original issuance of the Series D preferred stock and the effective conversion price of the Series D preferred stock, which is calculated as the aggregate proceeds from the sale of Series D preferred stock, divided by the total number of shares of common stock issued upon conversion of our Series D preferred stock, including the additional shares of common stock issued in connection with the IPO Participation Payment.

Prior to the IPO, we had authorized and issued Series A redeemable convertible preferred stock (Series A preferred stock), Series B redeemable convertible preferred stock (Series B preferred stock), Series C redeemable convertible preferred stock (Series C preferred stock), and Series D preferred stock (collectively, referred to as Preferred Stock); which was classified as temporary equity. No Preferred Stock was outstanding as of December 31, 2015.

The rights, preferences and privileges of the Preferred Stock were as follows:

Dividends

The holders of Preferred Stock were entitled, prior and in preference to holders of common stock, to cumulative dividends at a rate of 5.5% per annum, compounded annually, from the respective issuance dates. Preferential dividends were paid when and if declared by our board of directors. No dividends were declared or paid through the date of the IPO.

Liquidation Preferences

Prior to the IPO, in the event we were voluntarily or involuntarily liquidated, dissolved or wound-up, the holders of Preferred Stock were entitled to be paid out of our assets available for distribution to our stockholders before any payment was made to any holders of common stock.

If we were liquidated, dissolved or wound-up, each holder of Series D preferred stock would be entitled to be paid before any distribution or payment was made to any holders of Series A preferred stock, Series B preferred stock, Series C preferred stock or common stock. The amount of the payment due to holders of Series D preferred stock was an amount per share equal to the aggregate original issuance price of all Series D preferred stock held by such holder (plus all accrued and unpaid dividends thereon, whether or not declared). If we were liquidated, dissolved or wound-up and the assets available for distribution to the holders of Series D preferred stock were insufficient to pay such holders the full amount to which they are entitled, the holders would share pro-rata in the assets available for distribution, based on the aggregate original issuance price (plus all accrued and unpaid dividends thereon, whether or not declared) of the Series D preferred stock held by each such holder.

Subject to the payment in full of the amounts payable to the holders of Series D preferred stock as described above, if we were liquidated, dissolved or wound-up, each holder of Series A preferred stock, Series B preferred stock and Series C preferred stock would be entitled to be paid before any distribution or payment is made to any holder of common stock. The amount of the payment due to holders of Series A preferred stock, Series B preferred stock and Series C preferred stock was an amount per share equal to the greater of (1) the aggregate original issuance price of all shares of Series A preferred stock, Series B preferred stock and Series C preferred stock held by such holder (plus all accrued and unpaid dividends thereon, whether or not declared) and (2) the maximum amount to which such holder were entitled to receive upon such liquidation, dissolution or winding-up if part or all of such holder’s shares of Series A preferred stock, Series B preferred stock and Series C preferred stock were converted into common stock immediately prior to such event. If we were liquidated, dissolved or wound-up and the assets available for distribution to the holders of Series A preferred stock, Series B preferred stock and Series C preferred stock were insufficient to pay such holders the full amount to which they were entitled, the holders would share pro-rata in the assets available for distribution, based on the aggregate original issuance price (plus all accrued and unpaid dividends thereon, whether or not declared) of the shares of Series A preferred stock, Series B preferred stock and Series C preferred stock held by each such holder.

Subject to the payment in full of the amounts payable to the holders of Preferred Stock as described above, if we were liquidated, dissolved or wound-up, our remaining assets available for distribution to our stockholders would be distributed among the holders of the shares of Series D preferred stock and common stock on a pro-rata basis, based on the number of shares held by each such holder on an as converted to common stock basis.

Conversion

Prior to the IPO, each share of Preferred Stock was convertible at any time at the option of the holder into common stock at a conversion price per share of $11.554, $7.274, $1.563 and $1.01773 (each subject to adjustments upon the occurrence of certain dilutive events) for Series D preferred stock, Series C preferred stock, Series B preferred stock and Series A preferred stock, respectively. Preferred Stock was convertible upon an IPO with a public offering price of at least $14.55 per share and aggregate gross proceeds of at least $60.0 million (Qualified Public Offering).

In addition, upon a Qualified Public Offering, each holder of Series D preferred stock was entitled to receive additional shares of common stock, described above.

Voting Rights

The holders of Preferred Stock were entitled to one vote for each share of common stock into which their shares of Preferred Stock may be converted, and the holders of the Preferred Stock and common stock vote together on an as-converted basis. Notwithstanding the foregoing, holders of Series D preferred stock were not entitled to vote with respect to the election or removal of members of our board of directors.

Redemption

Prior to the IPO, at any time after November 16, 2018, holders of (1) a majority of the then-outstanding shares of Series A preferred stock and Series B preferred stock, voting together as a single class on an as-converted basis and (2) a majority of the then-outstanding shares of Series C preferred stock, voting as a single class, were entitled to request that we redeem all the outstanding shares of Preferred Stock. The Preferred Stock was redeemable in an amount in cash equal to the greater of (1) the aggregate original issuance price of such Preferred Stock plus all accrued and unpaid dividends thereon (whether or not declared) or (2) the fair market value of such Preferred Stock.

(10)	Stock-Based Compensation

(a)	General

In connection with our IPO, our board of directors resolved not to make future grants under our 2011 Stock Option and Grant Plan (the 2011 Plan). The 2011 Plan will continue to govern outstanding awards granted thereunder. The 2011 Plan provided for the grant of qualified incentive stock options and nonqualified stock options or other awards such as RSAs to our employees, officers, directors and outside consultants.

On July 4, 2015, our board of directors adopted and our stockholders’ approved our 2015 Equity Incentive Plan (the 2015 Plan). The 2015 Plan became effective on July 16, 2015. We initially reserved 800,000 shares of our common stock for the issuance of awards under the 2015 Plan plus the number of shares of common stock reserved for issuance under the 2011 Plan at the time the 2015 Plan became effective. The 2015 Plan also provides that (i) any shares subject to awards granted under the 2011 Plan that would have otherwise returned to the 2011 Plan (such as upon the expiration or termination of a stock award prior to vesting) will be added to, and available for issuance under, the 2015 Plan and (ii) the number of shares reserved and available for issuance under the 2015 Plan automatically increases each January 1, beginning on January 1, 2016, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our board of directors. Additionally, on October 8, 2015, our board of directors amended, effective as of the acquisition of Logentries, the 2015 Plan to reserve an additional 1,500,000 shares of our common stock for issuance.

As of December 31, 2015, shares of common stock authorized to be issued under the 2015 Plan totaled 6,762,129 and there were 1,842,769 shares of common stock available for grant.

We recognize stock-based compensation expense for all awards on a straight-line basis over the applicable vesting period, which is generally four years.

The stock-based compensation expense for restricted stock and stock options was classified in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$ 532	$ 167	$ 67
Research and development	5,010	499	426
Sales and marketing	3,139	496	249
General and administrative	2,004	997	1,305

Total stock-based compensation expense	$ 10,685	$ 2,159	$ 2,047

(b)	Restricted Stock

Restricted stock activity during 2015, 2014 and 2013 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding December 31, 2012	184,150	$ 1.30
Granted	—	—
Vested	(115,369)	1.28

Outstanding December 31, 2013	68,781	1.35
Granted	—	—
Vested	(64,596)	1.35

Outstanding December 31, 2014	4,185	1.35
Granted	1,358,505	19.29
Vested	(204,732)	18.48
Forfeited	(8,701)	23.01

Outstanding December 25, 2015	1,149,257	$ 19.34

As of December 31, 2015, the unrecognized compensation cost related to shares of unvested restricted stock expected to vest was $15.4 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.4 years.

(c)	Options

The following table summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2012	2,296,017	$ 2.62
Granted	1,447,329	5.05
Exercised	(239,407)	1.08		$ 973
Forfeited/cancelled	(301,604)	3.31

Outstanding as of December 31, 2013	3,202,335	3.77
Granted	791,865	7.74
Exercised	(201,200)	2.41		$ 1,069
Forfeited/cancelled	(231,696)	5.45

Outstanding as of December 31, 2014	3,561,304	4.62
Granted	1,035,459	11.13
Option assumed from acquisition	221,759	1.65
Exercised	(385,328)	3.50		$ 3,472
Forfeited/cancelled	(186,669)	8.33

Outstanding as of December 31, 2015	4,246,525	5.99	7.5	$ 39,363

Vested and exercisable as of December 31, 2015	2,724,520	4.33	7.0	$ 29,422
Vested and expected to vest as of December 31, 2015	4,018,224

As of December 31, 2015, the unrecognized compensation cost related to 1,293,704 unvested stock options expected to vest was $5.0 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.4 years.

The total fair value of stock options vested in 2015, 2014 and 2013 was $3.4 million, $2.4 million and $1.6 million, respectively. The weighted-average grant date fair value per share of stock options granted in 2015, 2014 and 2013 was $5.01, $4.09 and $2.46 per share, respectively.

(d)	Determining the Fair Value of Options

The fair value of options is estimated using the Black-Scholes option pricing model, which takes into account inputs such as the exercise price, the value of the underlying common stock at the grant date, expected term, expected volatility, risk-free interest rate and dividend yield. The fair value of each grant of options during 2015, 2014 and 2013 was determined using the methods and assumptions discussed below.

Expected Term

The expected term represents the period that our stock options are expected to be outstanding. We calculated the expected term using the simplified method based on the average of each option’s vesting term and the contractual period during which the option can be exercised, which is typically 10 years following the date of grant.

Expected Volatility

The expected volatility is based on the historical stock volatility of several of our comparable publicly traded companies over a period of time equal to the expected term of the options, as we have limited trading history to use the volatility of our own common stock.

Risk-Free Interest Rate

The risk-free interest rate was based on an average of the five and seven-year U.S. Treasury zero-coupon issues for each option grant date with maturities approximately equal to the option’s expected term.

Expected Dividend Yield

We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future.

The following table reflects the range of assumptions for options granted during 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	6.3	6.3	6.3
Expected volatility	42 – 48%	47 – 49%	50 – 52%
Risk-free interest rate	1.5 – 1.8%	1.5 – 1.7%	0.9 – 1.7%
Expected dividend yield	—	—	—
Grant date fair value per share	$4.39 – 10.09	$3.74 – 4.88	$2.14 – 4.65

(e)	Employee Stock Purchase Plan

On July 17, 2015, we filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 800,000 shares of our common stock reserved under our 2015 Employee Stock Purchase Plan (ESPP). As of December 31, 2015, no shares have been issued. Under the ESPP, employees may set aside after-tax withholdings to purchase our common shares at a discounted price.

The first offering under the ESPP began on July 22, 2015 and will end on September 15, 2016. This initial offering will contain two purchase periods of approximately six months in duration, with the first purchase period ending on March 14, 2016 and the second purchase period ending on September 15, 2016.

Employees may withhold up to 15% of their gross earnings, which will be used to purchase shares of our common stock at 85% of the lesser of the market value of our common stock at the beginning and end of each purchase period.

(11)	Income Taxes

Loss before income taxes included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States.	$(43,020)	$(32,937)	$(18,892)
Foreign	(6,341)	689	189

Loss before income taxes	$(49,361)	$(32,248)	$(18,703)

Income tax provision included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$—	$—	$—
State and local	116	22	24
Foreign	261	161	35

Total current provision	377	183	59

Deferred:
Federal	98	180	47
State and local	11	14	14
Foreign	10	2	50

Total deferred expense	119	196	111

Total income tax provision	$496	$379	$170

The table below reconciles the differences between income taxes computed at the federal statutory rate of 34% and our provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
Expected income tax	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.1)	(0.1)	(0.1)
Permanent differences	(3.0)	(0.5)	(1.2)
Federal research and development credit	0.6	0.8	1.5
Foreign rate differential	(3.3)	0.2	0.1
Change in valuation allowance	(29.9)	(35.6)	(35.0)
Other	0.7	—	(0.2)

Total income tax provision	(1.0)%	(1.2)%	(0.9)%

Net deferred tax assets and liabilities, as set forth in the table below, reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Accruals and reserves	$300	$734
Net operating loss carryforwards	37,744	26,640
Deferred revenue	9,971	7,512
Amortization	3,318	5,570
Research and development credits	1,269	829
Stock-based compensation	2,436	1,905
Other	3,312	2,129

Total gross deferred tax asset	58,350	45,319
Less valuation allowance	(58,328)	(45,314)

Net deferred tax assets	22	5
Deferred tax liabilities:
Intangible assets	(417)	(317)
Depreciation	(51)	(15)

Total deferred tax liabilities	(468)	(332)

Total net deferred tax liabilities	$(446)	$(327)

We recorded a deferred tax provision of $0.1 million for 2015, 2014 and 2013 relating to tax amortization of goodwill with a corresponding increase to the deferred tax liability. As of December 31, 2015, we have evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realized, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our history of generating losses in the U.S. and Ireland, we continue to record a full valuation allowance against our U.S. and Ireland deferred tax assets. If we achieve future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes.

The valuation allowance increased by $13.0 million for the year ended December 31, 2015, due primarily to additional operating losses generated during the year.

We have not provided for U.S. income taxes on the undistributed earnings of our non-U.S. subsidiaries, as we plan to permanently reinvest these amounts.

As of December 31, 2015, we had federal and state net operating loss carryforwards of $99.5 million and $71.2 million, respectively. The federal and state net operating loss carryforward expire at various dates beginning in 2023. As of December 31, 2015, we had foreign net operating loss carryforwards of $21.8 million that can be carried forward indefinitely. Of these amounts, $4.4 million relate to stock-based compensation tax deductions greater than compensation recognized for financial reporting purposes (APIC NOLs). As a result, the APIC NOLs are included in the net operating carryforwards, however, are not reflected in deferred tax assets as of December 31, 2015 and 2014. The APIC NOLs will be credited to additional paid-in capital if and when such deductions reduce taxes payable as determined based on a “with-and-without” approach.

We also had federal and state research and development credit carryforwards of $1.1 million and $0.2 million as of December 31, 2015, respectively. These credit carryforwards expire at various dates beginning in 2023.

We believe that a change of ownership within the meaning of Section 382 and 383 of the Internal Revenue Code of 1986, as amended, occurred in 2011. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research and development credits, to offset its post-change income may be limited. As a result, our U.S. federal net operating loss and research and development credit utilization will be limited to an amount equal to the market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt rate. We do not believe that any of our net operating losses or research and development credits will expire as a result of this limitation.

We file income tax returns in all jurisdictions in which we operate. We have established reserves to provide for additional income taxes that management believes will more likely or not be due in future years. The reserves have been established based upon our assessment as to the potential exposure. Changes in our reserves for unrecognized income tax benefits are as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Beginning balance	$ 35	$ 35
Additions based on current year tax positions	106	—

Ending balance	$ 141	$ 35

In the normal course of business, we are subject to examination by federal, state, and foreign jurisdictions, where applicable. The statute of limitations for these jurisdictions is generally three to six years. However, to the extent we utilize net operating losses or other similar carryforward attributes such as credits, the statute remains open to the extent of the net operating losses or credits that are utilized. We have no tax returns under examination as of December 31, 2015. We record interest and penalties on any income tax liability as income tax expense. As of December 31, 2015 and 2014, the interest and penalties accrued were immaterial. During the next twelve months, we do not expect any changes to our uncertain tax positions other than the accrual of interest in the normal course of business.

(12)	Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share of our common stock for 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except share and per share data)
Numerator:
Net loss	$ (49,857)	$ (32,627)	$ (18,873)
Accretion of preferred stock to redemption value	(35,061)	(52,336)	(33,553)
Beneficial conversion charge relating to IPO participation payment	(14,161)	—	—

Net loss attributable to common stockholders, basic and diluted	$ (99,079)	$ (84,963)	$ (52,426)

Denominator:
Weighted-average common shares outstanding, basic and diluted	24,740,480	12,770,916	12,549,266

Net loss per share attributable to common stockholders, basic and diluted	$ (4.00)	$ (6.65)	$ (4.18)

For the years ended December 31, 2015, 2014 and 2013, we incurred net losses and, therefore, the effect of our outstanding stock options, common stock warrants, restricted stock awards, shares to be issued under our ESPP and convertible preferred stock was not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share totals, prior to the use of the treasury stock method or if-converted method, with a potentially dilutive impact:

	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock	4,246,525	3,561,304	3,202,335
Restricted stock	1,149,257	4,185	68,781
Warrants to purchase common stock	100,000	200,000	200,000
Shares to be issued under ESPP	114,271	—	—
Redeemable convertible preferred stock	—	16,382,615	13,696,099

Total	5,610,053	20,148,104	17,167,215

In 2014, we have excluded shares of common stock issuable in connection with the IPO Participation Payment from the table above and the calculation of diluted net loss per share. The number of shares of common stock to be issued in connection with the IPO Participation Payment was dependent on the offering price per share of common stock in the Qualified Public Offering and therefore was not determinable until the occurrence of a Qualified Public Offering. See Note 9 to the consolidated financial statements.

(13)	Commitments and Contingencies

(a)	Leases

We have operating lease commitments for our facilities that expire at various dates through 2020. For operating leases that contain rent escalation or rent concession provisions, we record the total rent expense on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent as a deferred rent liability on the accompanying consolidated balance sheets.

Rent expense was $4.0 million, $3.5 million and $2.9 million for 2015, 2014 and 2013, respectively.

We also lease certain equipment and furniture under non-cancelable capital lease agreements, which are included in other current and long-term liabilities in the accompanying consolidated balance sheets. As of December 31, 2015, we had one capital lease for equipment. Capital leases are capitalized using interest rates considered appropriate at the inception of each lease. Capital lease obligations amounted to $0.1 million and $0.3 million as of December 31, 2015 and 2014, respectively.

The approximate future minimum payments under non-cancelable operating leases and future minimum capital lease payments as of December 31, 2015 are as follows:

	Capital leases	Operating leases
Year ending December 31:	(in thousands)
2016	$70	$4,901
2017	—	5,003
2018	—	3,679
2019	—	2,431
2020	—	101

Total minimum lease payments	$70	$16,115
Less amount representing interest at 12%	2

Present value of net minimum capital lease payments	68
Less current installments of obligations under capital leases	68

Obligations under capital leases, excluding current installments	$—

(b)	Warranty

We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

(c)	Litigation and Claims

From time to time, in the normal course of business, various claims are made by customers or other third parties against us, or such claims may be pending or threatened. When we believe that an adverse outcome from such a claim is both probable and estimable, a reserve for the estimated liability is recorded.

We do not expect any liabilities from claims to have a material adverse effect on our financial position or results of operations.

(d)	Indemnification Obligations

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

(14)	Employee Benefit Plan

In December 2008, we established a discretionary 401(k) plan in which all full-time employees above age 18 are eligible to participate 90 days following the applicable date of hire. We did not make any contributions to the plan in 2015, 2014 or 2013.

(15)	Segment Information and Geographic Information

We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.

Net revenues by geographic area presented based upon the location of the customer are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
North America	$ 96,416	$ 67,390	$ 53,809
Other	14,110	9,490	6,221

Total	$ 110,526	$ 76,880	$ 60,030

Of the net revenues generated in North America, 96% were generated in the United States in 2015, 2014 and 2013.

Property and equipment, net by geographic area as of December 31, 2015 and 2014 is presented in the table below:

	As of December 31,
	2015	2014
	(in thousands)
United States	$ 6,633	$ 7,603
Other	899	319

Total	$ 7,532	$ 7,922

(16)	Related Party Transactions

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

In December 2014, we entered into a Series D Convertible Preferred Stock Purchase Agreement pursuant to which we issued and sold to investors, including certain executive officers and funds affiliated with certain of our directors and 5% stockholders, an aggregate of 2,686,516 shares of our Series D stock at a purchase price of $11.554 per share, for aggregate consideration of $31.0 million. These shares were subsequently converted to common shares in conjunction with our IPO (see Note 9).

Supplementary Data

The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters. We have prepared the quarterly financial data on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, the quarterly financial data reflects all adjustments, consisting only of normal recurring adjustment that we consider necessary for a fair presentation of this data. This quarterly financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(in thousands)
	(unaudited)
Consolidated Statements of Operations Data:
Revenue:
Products	$18,883	$16,240	$14,639	$13,645	$12,974	$12,428	$11,013	$10,615
Maintenance and support	7,849	7,002	6,253	5,799	5,386	5,011	4,474	4,145
Professional services	6,121	5,070	4,898	4,127	3,575	2,890	2,393	1,976

Total revenue	32,853	28,312	25,790	23,571	21,935	20,329	17,880	16,736
Cost of revenue:
Products	2,532	1,504	1,339	1,546	1,191	1,105	1,022	1,239
Maintenance and support	1,875	1,505	1,412	1,210	1,237	1,118	1,152	988
Professional services	4,555	4,054	3,976	3,736	3,320	2,433	2,036	1,631

Total cost of revenue	8,962	7,063	6,727	6,492	5,748	4,656	4,210	3,858
Operating expenses:
Research and development	14,256	9,945	8,131	6,414	6,792	6,330	6,328	6,120
Sales and marketing	23,413	16,265	14,457	13,230	14,287	12,155	11,561	11,004
General and administrative	7,093	5,537	5,048	4,053	3,180	3,136	3,174	3,482

Total operating expense	44,762	31,747	27,636	23,697	24,259	21,621	21,063	20,606

Loss from operations	(20,871)	(10,498)	(8,573)	(6,618)	(8,072)	(5,948)	(7,393)	(7,728)
Interest income (expense), net	(34)	(1,067)	(737)	(685)	(701)	(703)	(703)	(695)
Other income (expense), net	(87)	(49)	163	(305)	(123)	(227)	4	41

Loss before income taxes	(20,992)	(11,614)	(9,147)	(7,608)	(8,896)	(6,878)	(8,092)	(8,382)
Provision for income taxes	114	211	97	74	99	89	95	96

Net loss	$(21,106)	$(11,825)	$(9,244)	$(7,682)	$(8,995)	$(6,967)	$(8,187)	$(8,478)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Inherent Limitations of Internal Controls

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 9, 2016, the compensation committee of our board of directors, or the compensation committee, approved the adoption of the Rapid7, Inc. 2016 Executive Bonus Plan, or the Bonus Plan, for our executive officers and other designated members of our management team. The Bonus Plan is designed to award cash incentive payments for performance in 2016 to participants based on our achievement of certain company-wide performance goals.

Each participant in the Bonus Plan has been assigned an annual cash target by the compensation committee. The annual cash targets for Corey Thomas, our chief executive officer, and Steven Gatoff, our chief financial officer, are set at $500,000 and $200,000, respectively. 100% of the target bonus is subject to our achievement of certain revenue target, up to a maximum of 120%, and provided we also achieve no more than a maximum target for non-GAAP operating loss.

Richard Moseley, our senior vice president, global sales, is a participant in our sales commission plans as well as the Bonus Plan. The annual cash target for Mr. Moseley has been set at £190,000, 80% of which is subject to his achievement of certain sales commission targets under his sales commission plan for 2016 and 20% of which is subject to our achievement of certain revenue target and provided we also achieve no more than a maximum target for non-GAAP operating loss under the Bonus Plan.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their Company-related activities. Our code of business conduct and ethics is available on our website at www.rapid7.com. We intend to post on this section of our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the NASDAQ Stock Market.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 80 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

(a)(3) Exhibits

See Exhibit Index to this Annual Report on Form 10-K, which is incorporated into this item by reference. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits

See Exhibit Index to this Annual Report on Form 10-K, which is incorporated into this item by reference.

(c) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID7, INC.

Date: March 10, 2016	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Corey E. Thomas and Steven Gatoff, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Corey E. Thomas Corey E. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016

/s/ Steven Gatoff Steven Gatoff	Chief Financial Officer (Principal Financial Officer)	March 10, 2016

/s/ Michael Berry Michael Berry	Director	March 10, 2016

/s/ Benjamin Holzman Benjamin Holzman	Director	March 10, 2016

/s/ Timothy McAdam Timothy McAdam	Director	March 10, 2016

/s/ Alan Matthews Alan Matthews	Director	March 10, 2016

/s/ J. Benjamin Nye J. Benjamin Nye	Director	March 10, 2016

/s/ John Sweeney John Sweeney	Director	March 10, 2016

/s/ Christopher Young Christopher Young	Director	March 10, 2016

Exhibit Index

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger and Reorganization, dated October 9, 2015.
3.1(2)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.
3.2(3)	Amended and Restated Bylaws of Rapid7, Inc.
4.1(4)	Form of common stock certificate of Rapid7, Inc.
4.2(5)	Amended and Restated Investors’ Rights Agreement by and among Rapid7, Inc. and certain of its stockholders, dated December 9, 2014.
4.3(6)	Amendment No. 1 to Investors’ Rights Agreement, dated October 13, 2015.
10.1+(7)	2011 Stock Option and Grant Plan and Forms of Stock Option Agreement, Stock Option Exercise Notice and Restricted Stock Agreement thereunder.
10.2+(8)	Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.3+(9)	Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Agreement under the Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.4+(10)	Rapid7, Inc. 2015 Employee Stock Purchase Plan.
10.5+*	Form of Indemnification Agreement by and between Rapid7, Inc. and each of its directors and executive officers.
10.6(11)	Office Lease Agreement, dated as of November 11, 2013, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.7(12)	First Amendment to Office Lease Agreement, dated as of April 10, 2015 by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.8(13)	Second Amendment to Office Lease Agreement, dated as of August 17, 2015, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.9(14)	Common Stock Purchase Agreement by and among Rapid7, Inc., TCV VII, L.P., TCV VII (A), L.P. and TCV Members Fund, L.P., dated June 25, 2015.
10.10+(15)	2015 Bonus Plan of Rapid7, Inc.
10.11+*	2016 Bonus Plan of Rapid7, Inc.
10.12+(16)	Non-Employee Director Compensation Policy of Rapid7, Inc.
10.13+(17)	Employment Agreement, dated as of January 3, 2013, by and between Rapid7, Inc. and Corey Thomas.
10.14+(18)	Offer Letter Agreement, dated as of December 4, 2012, by and between Rapid7, Inc. and Steven Gatoff.
10.15+(19)	Offer Letter Agreement, dated as of June 13, 2013, by and between Rapid7 UK Limited and Richard Moseley.
21.1*	List of subsidiaries of Rapid7, Inc.
23.1*	Consent of KPMG, LLP.
24.1	Power of Attorney. Reference is made to the signature pages hereof.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)

Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 13, 2015, and incorporated herein by reference.

(2)

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

(4)

Previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.

(5)

Previously filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(6)

Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 13, 2015, and incorporated herein by reference.

(7)

Previously filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(8)

Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 13, 2015, and incorporated herein by reference.

(9)

Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.

(10)

Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.

(11)

Previously filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(12)

Previously filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(13)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 19, 2015.
(14)

Previously filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on June 26, 2015, and incorporated herein by reference.

(15)

Previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on June 26, 2015, and incorporated herein by reference.

(16)	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on November 12, 2015.
(17)

Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(18)

Previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(19)

Previously filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

*	Filed herewith.

**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+	Indicates management contract or compensatory plan.