Form 10-Q
period 2016-03-31
Rapid7, Inc.
filed 2016-05-12
CIK 1560327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, there were 41,936,396 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RAPID7, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$83,508	$86,553
Accounts receivables, net of allowance for doubtful accounts of $728 and $730 at March 31, 2016 and December 31, 2015, respectively	29,817	44,164
Prepaid expenses and other current assets	6,618	6,148

Total current assets	119,943	136,865
Property and equipment, net	7,611	7,532
Goodwill	74,943	74,565
Intangible assets, net	10,802	11,385
Other assets	481	214

Total assets	$213,780	$230,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,657	$2,038
Accrued expenses	14,424	24,707
Deferred revenue, current portion	90,081	87,917
Other current liabilities	767	1,105

Total current liabilities	106,929	115,767
Deferred revenue, non-current portion	41,776	42,400
Other long-term liabilities	4,460	4,319

Total liabilities	153,165	162,486
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at March 31, 2016 and December 31, 2015; 0 shares issued at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at March 31, 2016 and December 31, 2015; 42,277,059 and 41,942,026 shares issued at March 31, 2016 and December 31, 2015, respectively; 41,875,433 and 41,540,400 shares outstanding at March 31, 2016 and December 31, 2015, respectively	419	415
Additional paid-in-capital	419,640	411,524
Accumulated deficit	(355,918)	(340,338)
Treasury stock, at cost, 401,626 shares at March 31, 2016 and December 31, 2015	(3,526)	(3,526)

Total stockholders’ equity	60,615	68,075

Total liabilities and stockholders’ equity	$213,780	$230,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Products	$20,145	$13,645
Maintenance and support	8,381	5,799
Professional services	6,270	4,127

Total revenue	34,796	23,571
Cost of revenue:
Products	2,598	1,546
Maintenance and support	1,681	1,210
Professional services	4,433	3,736

Total cost of revenue	8,712	6,492

Total gross profit	26,084	17,079

Operating expenses:
Research and development	12,342	6,414
Sales and marketing	22,768	13,230
General and administrative	6,593	4,053

Total operating expenses	41,703	23,697

Loss from operations	(15,619)	(6,618)
Other income (expense), net:
Interest income (expense), net	(15)	(685)
Other income (expense), net	196	(305)

Loss before income taxes	(15,438)	(7,608)
Provision for income taxes	142	74

Net loss	(15,580)	(7,682)
Accretion of preferred stock to redemption value	—	(11,273)

Net loss attributable to common stockholders	$(15,580)	$(18,955)

Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(1.50)

Weighted-average common shares outstanding, basic and diluted	40,547,669	12,642,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(15,580)	$(7,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,711	1,134
Amortization of debt discount	—	138
Non-cash interest expense	78	—
Stock-based compensation expense	5,519	575
Provision for doubtful accounts	124	165
Foreign currency re-measurement (gain) loss	(223)	241
Changes in assets and liabilities:
Accounts receivables	14,048	4,179
Prepaid expenses and other assets	(716)	(778)
Accounts payable	(500)	(688)
Accrued expenses	(7,427)	(3,928)
Deferred revenue	1,540	3,588
Other liabilities	(166)	44

Net cash used in operating activities	(1,592)	(3,012)

Cash flows from investing activities:
Purchases of property and equipment	(1,092)	(573)

Net cash used in investing activities	(1,092)	(573)

Cash flows from financing activities:
Payments of capital lease obligations	(68)	(59)
Taxes paid related to net share settlement of equity awards	(3,087)	—
Proceeds from employee stock purchase plan	2,096	—
Proceeds from stock option exercises	547	408

Net cash (used in) provided by financing activities	(512)	349

Effect of exchange rate changes on cash	151	(244)

Net decrease in cash	(3,045)	(3,480)
Cash, beginning of period	86,553	36,823

Cash, end of period	$83,508	$33,343

Supplemental cash flow information:
Cash paid for income taxes	$274	$58
Cash paid for interest	$1	$549

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Description of Business and Basis of Presentation and Consolidation

Description of Business

Rapid7, Inc. and subsidiaries (“we,” “us” or “our”) is a leading provider of security data and analytics solutions that enable organizations to implement an active, analytics-driven approach to cyber security. Our solutions empower organizations to prevent cyber attacks by providing visibility into vulnerabilities and to rapidly detect compromises, respond to breaches and correct the underlying causes of cyber attacks.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as well as pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The ASU will be effective for us in the first quarter of 2017, with early adoption permitted. We are currently evaluating the impact that the adoption of the ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. The ASU will be effective for us in the first quarter of 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet simplifying current GAAP, which requires an entity to separate deferred tax liabilities and assets into current and noncurrent amounts in the balance sheet. The ASU will be effective for us in the first quarter of 2017, and may be applied prospectively or retrospectively at our election. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This ASU was adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles -Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on accounting for fees paid in a cloud computing arrangement. Under the ASU, if a cloud computing arrangement includes a software license which also grants the contractual rights and practical ability to take possession of the software, the software license element should be accounted for consistent with the purchase of other software licenses. If the cloud computing arrangement does not include a software license, as defined, it should be accounted for as a service contract. This ASU was adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

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

Note 2. Business Combinations

Prior Year Acquisitions

RevelOps, Inc.

On October 13, 2015, we acquired 100% of the outstanding equity of RevelOps, Inc. (d/b/a Logentries) for total consideration of $68.1 million. We made an initial payment of $36.2 million in cash, issued 1,252,627 shares of our common stock with an aggregate fair value of $27.4 million, inclusive of a discount from the quoted market price due to certain trading restrictions associated with the shares, and issued vested replacement options with respect to 221,759 shares of our common stock to certain continuing employees with an aggregate fair value of $4.5 million upon the closing of the acquisition. The fair value of the vested replacement options included in the purchase price was based on the fair value of the vested Logentries options on the acquisition date. The excess fair value when comparing the fair value of the new vested replacement options and the vested Logentries options of $0.3 million was expensed immediately in the post-combination financial statements of the combined entity.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The preliminary fair values of goodwill, intangible assets and net assets were $59.1 million, $9.4 million and $(0.4) million, respectively. These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital.

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

Three Months Ended
March 31, 2015
(in thousands)
Total revenue	$24,077
Net loss	$(10,476)

NT OBJECTives, Inc.

On April 30, 2015, we acquired 100% of the outstanding equity of NT OBJECTives, Inc. (NTO), a web application security testing company, expanding the web application testing capabilities of our threat exposure management offering. We acquired NTO for total consideration of $6.1 million. We made an initial payment of $3.4 million in cash, issued 9,091 shares of our common stock with an aggregate fair value of $0.1 million, are obligated to pay $0.1 million in cash for the settlement of a working capital adjustment and are obligated to make two additional payments of $1.5 million each, less the amount of any indemnity claims. The net present value of these two additional payments, or $2.5 million, was included in the total purchase consideration paid.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair values of goodwill, intangible assets and net assets were $4.6 million, $2.1 million and $(0.6) million, respectively.

Pro forma results of operations have not been included, as the acquisition of NTO was not material to our results of operations for any periods presented.

In May 2015, we entered into loan agreements with certain retained employees of NTO. The terms of these agreements require the employees to pay us the total amount borrowed, with accrued interest at 1.7% per annum, within 18 months of the agreement date. The loan agreements are secured by restricted stock awards granted to the employees. The aggregate amount of these loans was $0.5 million and is currently classified as prepaid expenses and other current assets on the consolidated balance sheets.

Note 3. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the three months ended March 31, 2016 was as follows:

Amount
(in thousands)
Balance as of December 31, 2015	$74,565
Logentries acquisition accounting adjustments	378

Balance as of March 31, 2016	$74,943

Identifiable intangible assets consist of the following:

		As of March 31, 2016			As of December 31, 2015
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.9	$12,851	$(3,401)	$9,450	$12,851	$(2,955)	$9,896
Trade names	6.3	719	(457)	262	719	(389)	330
Customer relationships	6.7	1,000	(82)	918	1,000	(43)	957
Non-compete agreements	4.8	540	(368)	172	540	(338)	202

Total intangible assets		$15,110	$(4,308)	$10,802	$15,110	$(3,725)	$11,385

Amortization expense was $0.6 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets as of March 31, 2016 is as follows (in thousands):

2016 (for the remaining nine months)	$1,702
2017	2,034
2018	1,915
2019	1,880
2020	1,837
2021 and thereafter	1,434

Total	$10,802

Note 4. Property and Equipment

Property and equipment are recorded at cost and consist of the following:

	As of	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Computer equipment and software	$10,979	$9,858
Furniture and fixtures	2,411	2,409
Leasehold improvements	7,028	6,943

Total	20,418	19,210
Less accumulated depreciation	(12,807)	(11,678)

Property and equipment, net	$7,611	$7,532

Depreciation expense was $1.1 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.

Note 5. Stock-Based Compensation Expense

(a)	General

Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$137	$49
Research and development	1,493	144
Sales and marketing	2,901	115
General and administrative	988	267

Total stock-based compensation expense	$5,519	$575

We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity during the three months ended March 31, 2016 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015	1,149,257	$19.34
Granted	528,550	12.97
Vested	(84,649)	19.14
Forfeited	(32,290)	13.61

Outstanding as of March 31, 2016	1,560,868	$17.31

As of March 31, 2016, the unrecognized compensation expense related to our unvested restricted stock and restricted stock units expected to vest was $16.8 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.8 years.

(c)	Stock Options

Stock option activity during the three months ended March 31, 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	4,246,525	$5.99
Granted	916,558	12.96
Exercised	(122,284)	4.13
Forfeited/cancelled	(159,444)	10.11

Outstanding as of March 31, 2016	4,881,355	7.21	7.6	$29,337

Vested and exercisable as of March 31, 2016	2,793,056	4.53	6.6	$23,891
Vested and expected to vest as of March 31, 2016	4,460,388	6.78	7.4	$28,639

As of March 31, 2016, the unrecognized compensation expense related to our unvested stock options expected to vest was $7.7 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.9 years.

The total fair value of stock options vested in the three months ended March 31, 2016 was $2.3 million. The weighted-average grant date fair value of stock options granted in the three months ended March 31, 2016 was $6.18 per share.

(d)	Employee Stock Purchase Plan

Under the 2015 Employee Stock Purchase Plan (ESPP), employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common shares at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.

On March 15, 2016 we issued 192,676 shares of common stock to employees for aggregate proceeds of $2.1 million. The purchase price of the shares of common stock was $10.88 per share, which was discounted from the market price of $12.80 at the close of business on March 15, 2016, in accordance with the terms of the ESPP.

Note 6. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except share and per share data)
Numerator:
Net loss	$(15,580)	$(7,682)
Accretion of preferred stock to redemption value	—	(11,273)

Net loss attributable to common stockholders, basic and diluted	$(15,580)	$(18,955)

Denominator:
Weighted-average common shares outstanding, basic and diluted	40,547,669	12,642,188

Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(1.50)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	4,881,355	4,006,962
Restricted stock	1,062,568	—
Restricted stock units	498,300	—
Warrants to purchase common stock	—	200,000
Shares to be issued under ESPP	17,639	—
Redeemable convertible preferred stock	—	16,382,615

Total	6,459,862	20,589,577

Note 7. Commitments and Contingencies

(a)	Warranty

We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

(b)	Litigation and Claims

From time to time, we are and may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Net revenues by geographic area presented based upon the location of the customer are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
North America	$30,132	$20,344
Other	4,664	3,227

Total	$34,796	$23,571

Of the net revenues generated in North America, 97% and 96% were generated in the United States in the three months ended March 31, 2016 and 2015, respectively.

Property and equipment, net by geographic area was as follows:

	As of	As of
	March 31, 2016	December 31, 2015
	(in thousands)
United States	$6,767	$6,633
Other	844	899

Total	$7,611	$7,532

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 10, 2016.

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

We primarily market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of March 31, 2016, we had over 5,300 customers in more than 100 countries, including 36% of the Fortune 1000. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 2% of our revenue in the three months ended March 31, 2016 or 2015.

We sell our products and services through direct inside and field sales teams and indirect channel partner relationships. Our sales teams are organized by geography as well as by target organization size. Our global channel partner network complements our sales organization, working closely with our sales teams to extend our geographic reach and to close sales of our offerings as part of larger purchases, particularly in key markets such as Europe, the Middle East and Africa, Asia Pacific and Latin America.

Recent Developments

In February 2016, we introduced InsightIDR, our new Insight Platform offering that integrates our recently acquired Logentries machine data search technology, enabling organizations to go from compromise to containment quickly and also meet their operational compliance needs. InsightIDR is a cloud-based offering that seeks to provide comprehensive incident detection and response and became available in the first quarter of 2016. Our InsightIDR offering combines behavior analytics and search with contextual data collection to help detect some of the stealthiest attacks. InsightIDR directly addresses the gaps found in many of today’s detection technologies, including SIEMs and IPSs and is powered by our Insight Platform, which simplifies and combines data collection, analytics, and search technology. The combination of these technologies can enable not only effective detection but also efficient investigation, so that organizations can rapidly go from compromise to containment. InsightIDR puts the organization’s data at the IT security analyst’s fingertips so an organization can improve investigation times often at lower costs than with traditional solutions on the market.

Our Business Model

We have three offerings: (1) threat exposure management, which includes our Nexpose, Metasploit and AppSpider products, (2) incident detection and response, which includes our InsightUBA (formerly known as UserInsight), InsightIDR, Analytic Response, Logentries products and our incident response services and (3) security advisory services.

We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:

•	Licensed software, including both term and perpetual licenses, and the simultaneous sale of maintenance and support. Our Nexpose, Metasploit and AppSpider products are offered through perpetual or term software licenses, with a substantial majority of our customers selecting a perpetual license. Substantially all customers who purchase software licenses also purchase (1) an agreement for maintenance and support, which provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement and (2) content subscriptions, which provide our customers with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one to three-year terms.

•	Cloud-based subscriptions, where our software capabilities are provided to our customers through cloud access and on a SaaS basis. Our InsightUBA, InsightIDR, AppSpider and Logentries products are offered on a cloud-based subscription basis, generally with one to three-year terms.

•	Managed services, where we operate our software and provide our capabilities on behalf of our customers. Our Nexpose, AppSpider and Analytic Response products are offered on a managed service basis, generally pursuant to one to three-year agreements.

We also offer various professional services across all of our offerings, including deployment and training services related to our Nexpose, Metasploit, AppSpider, InsightUBA and InsightIDR software products, incident response services and security advisory services. Customers can purchase our professional services together with our product offerings or on a stand-alone basis pursuant to fixed fee or time-and-materials agreements.

An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, on a monthly basis in a trailing 12-month period by the dollar value of the corresponding expiring customer agreements, and then determining the average for the applicable period. We also calculate an expiring renewal rate that does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. Our renewal rate was 126% and 112% for the first quarter of 2016 and 2015, respectively, and our expiring revenue renewal rate was 89% and 85% for the first quarter of 2016 and 2015, respectively. Our goal is to maintain what we believe are strong renewal rates, and work to increase them over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, economic conditions or overall reductions in our customers’ spending levels.

We generate revenue from selling products, maintenance and support, and professional services. For the three months ended March 31, 2016 and 2015, 82% of our revenue was derived from sales of products and associated maintenance and support, while the remaining 18% was derived from the sale of professional services.

For the three months ended March 31, 2016 and 2015, 61% and 62%, respectively, of our total revenue was derived from sales of content subscriptions, managed services, cloud-based subscriptions and maintenance and support, which we refer to as recurring revenue. We generally bill customers and collect payment for both our products and services up front.

For the three months ended March 31, 2016 and 2015, approximately 86% and 85%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods.

Key Metrics

We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended March 31,
	2016	2015
Total revenue	$34,796	$23,571
Year-over-year growth	47.6%	40.8%
Operating cash flow	$(1,592)	$(3,012)

	As of March 31,
	2016	2015
Deferred revenue	$131,857	$88,643
Number of customers	5,360	3,902

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

Deferred Revenue. We believe that deferred revenue is an important metric as it provides visibility into the revenue to be recognized in future periods. Our deferred revenue consists of amounts that have been invoiced to customers but that have not yet been recognized as revenue. Our deferred revenue balance primarily consists of the portion of products, maintenance and support and professional services revenue that will be recognized ratably over the applicable maintenance and support contract period. Revenue from professional services that are sold on a stand-alone basis is recognized as those services are rendered.

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

We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of intangible assets allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over a period of several years after the acquisition. We also exclude the impact of costs directly related to acquisitions as these costs are unrelated to the current operations and neither comparable to the prior period nor predictive of future results, which we believe allows for a more meaningful comparison between the operating results from period to period. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility of the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
GAAP total gross profit	$26,084	$17,079
Stock-based compensation expense	137	49
Amortization of intangible assets	446	203

Non-GAAP total gross profit	$26,667	$17,331

	Three Months Ended March 31,
	2016	2015
	(in thousands)
GAAP gross profit – products and maintenance and support	$24,247	$16,688
Stock-based compensation expense	77	5
Amortization of intangible assets	446	203

Non-GAAP gross profit – products and maintenance and support	$24,770	$16,896

	Three Months Ended March 31,
	2016	2015
	(in thousands)
GAAP gross profit – professional services	$1,837	$391
Stock-based compensation expense	60	44

Non-GAAP gross profit – professional services	$1,897	$435

The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
GAAP loss from operations	$(15,619)	$(6,618)
Stock-based compensation expense	5,519	575
Amortization of intangible assets	583	203
Acquisition related expenses	—	56

Non-GAAP loss from operations	$(9,517)	$(5,784)

The following table reconciles GAAP net loss attributable to common shareholders to non-GAAP net loss for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
GAAP net loss attributable to common stockholders	$(15,580)	$(18,955)
Accretion of preferred stock to redemption value	—	11,273

GAAP net loss	(15,580)	(7,682)
Stock-based compensation expense	5,519	575
Amortization of intangible assets	583	203
Acquisition related expenses	—	56

Non-GAAP net loss	$(9,478)	$(6,848)

Non-GAAP net loss per share, basic and diluted	$(0.23)	$(0.54)

Weighted-average common shares outstanding, basic and diluted	40,547,669	12,642,188

Components of Results of Operations

Revenue

We generate revenue primarily from selling products, maintenance and support and professional services through a variety of delivery models to meet the needs of our diverse customer base. We generally bill customers and collect payment for both our products and services up front.

Products

We generate products revenue from the sale of (1) perpetual or term software licenses and associated content subscriptions for our Nexpose, Metasploit and AppSpider products, (2) managed services for our Nexpose, AppSpider and Analytic Response products and (3) cloud-based subscriptions for our InsightUBA, InsightIDR, AppSpider and Logentries products. We also generate an immaterial amount of appliance revenue that is included in our products revenue and is associated with hardware sold as part of our Nexpose product to certain customers. Revenue for software licenses and any other products and services that are sold along with the software license is deferred on our balance sheet and recognized as revenue on the consolidated statements of operations ratably over the contractual period of the maintenance and support, which is typically one to three years.

Maintenance and Support

We generate maintenance and support revenue when customers purchase or renew agreements for maintenance and support of their Nexpose, Metasploit and AppSpider deployments. Substantially all customers purchase an agreement for maintenance and support in connection with their purchase of a Nexpose, Metasploit or AppSpider software license. Revenue from maintenance and support is typically recognized ratably over the term of the applicable agreement.

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

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses include allocated overhead costs for depreciation, facilities, IT, information security and recruiting. Our allocated costs for IT include costs for compensation of IT personnel and costs associated with our IT infrastructure. All such costs are allocated based on relative headcount.

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

General and Administrative Expense

General and administrative expense consists of personnel costs for our administrative, legal, human resources, and finance and accounting teams, including salaries, bonuses, stock-based compensation and other related costs. Additional expenses include travel and entertainment, subcontracting, professional fees, insurance, acquisition related expenses, amortization of certain intangible assets and allocated overhead.

We expect general and administrative expense to increase on an absolute dollar basis in the near term as we continue to increase investments to support our growth and operations as a public company, but to decrease as a percentage of total revenue.

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

Results of Operations

The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$20,145	$13,645
Maintenance and support	8,381	5,799
Professional services	6,270	4,127

Total revenue	34,796	23,571
Cost of revenue:(1)
Products	2,598	1,546
Maintenance and support	1,681	1,210
Professional services	4,433	3,736

Total cost of revenue	8,712	6,492
Operating expenses:(1)
Research and development	12,342	6,414
Sales and marketing	22,768	13,230
General and administrative	6,593	4,053

Total operating expenses	41,703	23,697

Loss from operations	(15,619)	(6,618)
Interest income (expense), net	(15)	(685)
Other income (expense), net	196	(305)

Loss before income taxes	(15,438)	(7,608)
Provision for income taxes	142	74

Net loss	(15,580)	(7,682)
Accretion of preferred stock to redemption value	—	(11,273)

Net loss attributable to common stockholders	$(15,580)	$(18,955)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$137	$49
Research and development	1,493	144
Sales and marketing	2,901	115
General and administrative	988	267

Total stock-based compensation expense	$5,519	$575

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$628	$352
Research and development	347	241
Sales and marketing	460	371
General and administrative	276	170

Total depreciation and amortization expense	$1,711	$1,134

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	57.9%	57.9%
Maintenance and support	24.1	24.6
Professional services	18.0	17.5

Total revenue	100.0	100.0
Cost of revenue:
Products	7.5	6.6
Maintenance and support	4.8	5.1
Professional services	12.7	15.8

Total cost of revenue	25.0	27.5
Operating expenses:
Research and development	35.5	27.2
Sales and marketing	65.4	56.1
General and administrative	18.9	17.2

Total operating expenses	119.8	100.5

Loss from operations	(44.8)	(28.0)
Interest income (expense), net	(0.1)	(3.0)
Other income (expense), net	0.5	(1.3)

Loss before income taxes	(44.4)	(32.3)
Provision for income taxes	0.4	0.3

Net loss	(44.8)	(32.6)
Accretion of preferred stock to redemption value	—	(47.8)

Net loss attributable to common stockholders	(44.8)%	(80.4)%

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue:
Products	$20,145	$13,645	$6,500	47.6%
Maintenance and support	8,381	5,799	2,582	44.5
Professional services	6,270	4,127	2,143	51.9

Total revenue	$34,796	$23,571	$11,225	47.6%

Total revenue increased by $11.2 million in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to an increase of $9.9 million in revenue recognized from our deferred revenue balance. The remaining increase was the result of increased purchases of additional products and services of $0.5 million by our existing customers and $0.8 million from increased sales to new customers. The increase in total revenue in the three months ended March 31, 2016 was comprised of $9.8 million from North America and $1.4 million from the rest of the world. We added 228 net new customers during the three months ended March 31, 2016, bringing our total customer count to 5,360 as of March 31, 2016, as compared to adding 169 net new customers for the same period in 2015, resulting in a total customer count of 3,902 as of March 31, 2015. Products revenue and maintenance and support revenue increased by $6.5 million and $2.6 million, respectively, primarily due to the same contributors that drove our increase in total revenue. Professional services revenue increased by $2.1 million primarily due to increased demand for security advisory services.

Cost of Revenue

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue:
Products	$2,598	$1,546	$1,052	68.0%
Maintenance and support	1,681	1,210	471	38.9
Professional services	4,433	3,736	697	18.7

Total cost of revenue	$8,712	$6,492	$2,220	34.2%

Gross margin %:
Products	87.1%	88.7%
Maintenance and support	79.9	79.1
Professional services	29.3	9.5

Total gross margin %	75.0%	72.5%

Total cost of revenue increased by $2.2 million in the three months ended March 31, 2016 compared to the same period in 2015 due to a $1.3 million increase in personnel costs, primarily as a result of our increase in headcount from 117 as of March 31, 2015 to 148 as of March 31, 2016 to support our growing customer base. Our increase in total cost of revenue also included a $0.4 million increase in allocated overhead, a $0.3 million increase in AWS cloud computing costs and a $0.2 million increase in amortization of intangible assets acquired as part of the 2015 acquisitions of NTO and Logentries. The same factors were the primary contributors to the increases in products, maintenance and support and professional services cost of revenue.

Total gross margin percentage increased due primarily to an increase in our professional services gross margin.

Operating Expenses

Research and Development Expense

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$12,342	$6,414	$5,928	92.4%
% of revenue	35.5%	27.2%

Research and development expense increased by $5.9 million in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a $4.9 million increase in personnel costs as a result of our increase in headcount from 119 as of March 31, 2015 to 220 as of March 31, 2016 to support our product innovation. Included in the increase in personnel cost was a $1.3 million increase in stock-based compensation expense and $1.8 million of additional cost attributable to the Logentries and NTO acquisitions. Our increase in research and development expense also included a $0.8 million increase in allocated overhead and a $0.2 million increase in travel and entertainment expense.

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$22,768	$13,230	$9,538	72.1%
% of revenue	65.4%	56.1%

Sales and marketing expense increased by $9.5 million in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a $6.9 million increase in personnel costs, resulting from an increase in headcount from 245 as of March 31, 2015 to 341 as of March 31, 2016 to drive additional sales of our products and services and higher commissions expense as a result of increased customer orders. Included in the increase in personnel cost was a $2.7 million increase in stock-based compensation expense and $1.9 million of additional costs attributable to the Logentries and NTO acquisitions. Our increase in sales and marketing expense also included a $1.2 million increase in allocated overhead, a $0.5 million increase in referral fees, a $0.5 million increase in travel and entertainment expense and a $0.4 million increase in marketing programs.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$6,593	$4,053	$2,540	62.7%
% of revenue	18.9%	17.2%

General and administrative expense increased by $2.5 million in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to a $1.3 million increase in personnel costs as a result of an increase in headcount from 73 as of March 31, 2015 to 99 as of March 31, 2016 to support our overall company growth as well as operations as a public company. Included in the increase in personnel costs was a $0.8 million increase in stock-based compensation expense. Our increase in general and administrative expense also included a $0.5 million increase in allocated overhead, a $0.6 million increase in professional fees and a $0.1 million increase in amortization of intangible assets acquired as part of the 2015 acquisitions of NTO and Logentries.

Interest Income (Expense), Net

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Interest income (expense), net	$(15)	$(685)	$670	97.8%
% of revenue	(0.1)%	(3.0)%

Interest income (expense), net decreased by $0.7 million in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the repayment in full and termination of our term loan in July 2015.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Other income (expense), net	$196	$(305)	$501	164%
% of revenue	0.5%	(1.3)%

Other income (expense), net increase by $0.5 million in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to realized and unrealized foreign currency gains, specifically in European currencies.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Provision for income taxes	$142	$74	$68	91.9%
% of revenue	0.4%	0.3%

Provision for income taxes increased by $0.1 million in the three months ended March 31, 2016 compared to the same period in 2015 primarily due to increased foreign taxes resulting from growth of our operations overseas.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and our accounts receivable. In connection with our IPO and concurrent private placement in July 2015, we received aggregate net proceeds to us of $112.3 million, after deducting underwriting discounts and commissions related to our IPO of $8.3 million and offering expenses of $3.1 million. Prior to our IPO, we funded our operations primarily through issuances of common and redeemable convertible preferred stock and debt, including net proceeds of $93.4 million from the sale of shares of common and preferred stock. As of March 31, 2016, we had $83.5 million in cash and an accumulated deficit of $355.9 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future.

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

The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash at beginning of period	$86,553	$36,823
Net cash used in operating activities	(1,592)	(3,012)
Net cash used in investing activities	(1,092)	(573)
Net cash (used in) provided by financing activities	(512)	349
Effects of exchange rates on cash	151	(244)

Cash at end of period	$83,508	$33,343

Uses of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions.

Operating Activities

Operating activities used $1.6 million of cash in the three months ended March 31, 2016, which reflected growth in revenue, offset by continuing investment in our operations. Cash used in operating activities reflected our net loss of $15.6 million, partially offset by a decrease in our net operating assets and liabilities of $6.8 million and non-cash charges of $7.2 million related to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and non-cash interest charges. The decrease in our net operating assets and liabilities was primarily due to a $14.1 million decrease in accounts receivable, which was the result of strong cash collections, and a $1.5 million increase in deferred revenue from sales of our products and services. These increases were offset by a $7.4 million decrease in accrued expenses, which was largely the result of annual bonus and increased commission payments, a $0.7 million increase in prepaid expenses and other assets, a $0.5 million decrease in accounts payable and a $0.2 million decrease in other liabilities.

Operating activities used $3.0 million of cash in the three months ended March 31, 2015, which reflected growth in revenue, offset by continuing investment in our operations. Cash used in operating activities reflected our net loss of $7.7 million, partially offset by a net decrease in our operating assets and liabilities of $2.4 million and noncash charges of $2.3 million related to depreciation and amortization, stock-based compensation and provision for doubtful accounts. The decrease in our net operating assets and liabilities was primarily due to a $4.2 million decrease in accounts receivable, a $3.6 million increase in deferred revenue from sales of our products and services and a $0.1 million increase in other liabilities, partially offset by a $4.0 million decrease in accrued expenses, a $0.8 million increase in prepaid expenses and other assets and a $0.7 million decrease in accounts payable.

Investing Activities

Investing activities used $1.1 million of cash in the three months ended March 31, 2016, as a result of capital expenditures to purchase equipment.

Investing activities used $0.6 million of cash in the three months ended March 31, 2015, primarily for capital expenditures to purchase equipment.

Financing Activities

Financing activities used $0.5 million of cash in the three months ended March 31, 2016, which consisted primarily of $3.1 million in withholding taxes paid for the net share settlement of equity awards and $0.1 million in payments on capital lease obligations, partially offset by $2.1 million in proceeds from the issuance of common shares purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP) and $0.6 million in proceeds from the exercise of stock options.

Financing activities provided $0.3 million of cash in the three months ended March 31, 2015, which consisted primarily of $0.4 million in proceeds from exercises of stock options, partially offset by $0.1 million in payments on capital lease obligations.

Contractual Obligations and Commitments

As of March 31, 2016, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on the evaluation of our disclosure controls and procedure as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are and may be a party to litigation and subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.

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

We have posted a net loss in each year since inception, including net losses of $15.6 million and $7.7 million in the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had an accumulated deficit of $355.9 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

Some organizations have been reluctant to use cloud solutions for cyber security, such as InsightIDR, InsightUBA (formerly known as UserInsight) and Logentries, because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with this solution. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole may be negatively impacted.

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

Our inability to renew or increase sales of our threat exposure management offerings, including content subscriptions and maintenance and support, or a decline in prices of our threat exposure management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. For example, our sales and marketing of our Analytic Response, InsightUBA and InsightIDR products for user behavior analytics and incident detection and response, respectively, are relatively new, and it is uncertain whether these products will gain market acceptance. We are also investing heavily in the expansion of our security advisory services offerings, which we believe will help drive demand for our other products in addition to being a stand-alone service. Any factor adversely affecting sales of our products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.

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

We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the three months ended March 31, 2016 and 2015, international operations generated 13% and 14% of our revenue, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services outside of the United States or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We anticipate that we will continue to rely on these partners in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. For 2015 and 2014, we derived approximately 39% and 41%, respectively, of our revenue from sales of products and professional services through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Our agreements with our channel partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our products and professional services, our ability to grow our business and sell our products and professional services, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and professional services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and professional services or increased revenue.

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

Our sales cycle may be unpredictable.

The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our products, such as InsightUBA and InsightIDR. We sell our products primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization and nature of the product or professional service under consideration. For example, the length of the sales cycle for our threat exposure management offerings typically ranges from one to six months, while sales of our InsightUBA product can exceed twelve months because input from an organization’s senior management is often required before a sale of these products are consummated and because InsightUBA has only been broadly commercially available since 2014. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the three months ended March 31, 2016, we incurred approximately 11% of our expenses outside of the United States in foreign currencies, primarily the pound sterling (GBP) and Euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the three months ended March 31, 2016, approximately 5% of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. The results of our operations may be adversely affected by foreign exchange fluctuations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, we signed up to the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they are adhering to relevant European standards for data protection. On October 6, 2015, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Safe Harbor Framework. In light of CJEU’s decision, we are reviewing our current operations to ensure that our EU-U.S. data transfers comply with EU data protection laws. The available legal basis for such transfers will depend on a number of factors, including, for example, the type of data and the European Economic Area country from which the data is being transferred, and may require that we obtain consent from the customer or employee whose data is being transferred or include in our agreements with the applicable customer or European Economic Area employing entity the standard contractual clauses that have been approved by the EU Commission. These actions may involve substantial time and expense; for example, if we enter into the standard contractual clauses with a customer, in some EU countries, including Belgium and Spain, executed clauses need to be lodged with or notified to the country’s data protection authority prior to the transfer of any data, and in other countries, including Austria, France, Ireland, Romania and Slovenia, the clauses need to be approved by the country’s data protection authority prior to use. The Article 29 Working Party, a body comprising representatives from data protection authorities of all the EU countries that works to harmonize the application of data protection rules throughout the EU, indicated after the CJEU’s ruling on October 6, 2015 that it would allow a grace period until the end of January 2016 to implement alternatives. Following the expiration of the grace period, certain data protection authorities, such as the Hamburg authority in Germany, have commenced enforcement action against companies which have not put in place an alternative to the EU-U.S. Safe Harbor Framework. On February 2, 2016, the EU Commission announced that it had reached agreement with the United States regarding a replacement regime for EU-U.S. transfers referred to as the “Privacy Shield.” On February 29, 2016, the EU Commission released a draft adequacy decision to establish the EU-U.S. Privacy Shield, the program that will replace the Safe Harbor framework that was invalidated by the October 6 decision of the CJEU. On April 13, 2016, the Article 29 Working Party, which advises the EU Commission on data protection matters, published its opinion on the EU Commission’s draft adequacy decision of the Privacy Shield. The Article 29 Working Party raised a number of concerns. The Article 29 Working Party has not, however, rejected the proposal, but has instead requested that the EU Commission clarify the drafting of the proposal and resolve the outstanding concerns about adequately protecting personal data. The EU Commission is not bound by the Article 29

Working Party’s opinion and could still, therefore, formally adopt the draft adequacy decision notwithstanding the Article 29 Working Party’s concerns. The next step in the procedure for ratifying the Privacy Shield will be the opinion of EU member states’ representatives, as required by Article 31 of the Data Protection Directive, which must be obtained before the EU Commission can reach a decision. We are reviewing all of the transfer options currently available and working to secure an alternative legal means to support our data transfers. However, as we have not yet put in place an alternative framework, the EU data protection authorities could impose a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.

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

As of March 31, 2016, we had 8 issued patents and 15 patent applications pending in the United States relating to our products. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Rapid7,” “Nexpose” and “Metasploit” names and logos in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $27.45 through April 30, 2016. Factors that may affect the market price of our common stock include:

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

As of April 30, 2016, our directors, executive officers and holders of more than 5% of our common stock, some of whom are represented on our board of directors, together with their affiliates, beneficially owned 66% of the voting power of our outstanding capital stock. As a result, these stockholders will be able to determine the outcome of matters submitted to our stockholders for approval. This concentration of ownership by itself may have the effect of delaying, deferring or preventing a change in control of the company, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn, could materially and adversely affect the market price of our common stock.

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

As of April 30, 2016, 41,936,396 shares of our common stock were issued and outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. The majority of these shares were acquired prior to our IPO and were subject to lock-up agreements prohibiting holders of these shares from selling any of their shares for a period of 180 days following our IPO. These lock-up agreements have expired and, as a result, a substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

Additionally, certain holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. Shares of common stock sold under such registration statements can be freely sold in the public market. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On January 12, 2016, we issued 28,774 shares of our common stock to West River Mezzanine Loans, LLC, pursuant to the cashless exercise provision of an outstanding warrant we issued to West River Mezzanine Loans, LLC in December 2013. Warrants to purchase 71,226 shares of common stock were cancelled as payment for the aggregate exercise price of the warrants. We received no cash proceeds from the issuance of these shares upon exercise of the warrant.

No underwriters were used in the foregoing transaction. The issuance of securities described above was deemed to be exempt from registration pursuant to an exemption from registration under the Securities Act in reliance upon Section 3(a)(9) of the Securities Act.

(b) Use of Proceeds from Initial Public Offering of Common Stock

Our initial public offering of common stock was effected through Registration Statement on Form S-1 (File No. 333-204874), which was declared or became effective on July 16, 2015. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC.

(c) Issuer Purchasers of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.

3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.

10.1	Third Amendment to Office Lease Agreement, dated as of March 23, 2016, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPID7, INC.
Date: May 12, 2016	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: President, Chief Executive Officer and Director

Date: May 12, 2016	By:	/s/ Steven Gatoff
Name: Steven Gatoff
Title: Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.

3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.

10.1	Third Amendment to Office Lease Agreement, dated as of March 23, 2016, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.