Form 10-Q
period 2016-06-30
Rapid7, Inc.
filed 2016-08-09
CIK 1560327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 42,074,697 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RAPID7, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$84,755	$86,553
Accounts receivable, net of allowance for doubtful accounts of $998 and $730 at June 30, 2016 and December 31, 2015, respectively	38,663	44,164
Prepaid expenses and other current assets	7,183	6,148

Total current assets	130,601	136,865
Property and equipment, net	7,386	7,532
Goodwill	75,048	74,565
Intangible assets, net	10,219	11,385
Other assets	598	214

Total assets	$223,852	$230,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,200	$2,038
Accrued expenses	19,798	24,707
Deferred revenue, current portion	99,360	87,917
Other current liabilities	1,047	1,105

Total current liabilities	124,405	115,767
Deferred revenue, non-current portion	45,362	42,400
Other long-term liabilities	2,939	4,319

Total liabilities	172,706	162,486

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at June 30, 2016 and December 31, 2015; 0 shares issued at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at June 30, 2016 and December 31, 2015; 42,512,882 and 41,942,026 shares issued at June 30, 2016 and December 31, 2015, respectively; 42,064,253 and 41,540,400 shares outstanding at June 30, 2016 and December 31, 2015, respectively	421	415
Additional paid-in-capital	424,249	411,524
Accumulated deficit	(369,370)	(340,338)
Treasury stock, at cost, 448,629 and 401,626 shares at June 30, 2016 and December 31, 2015, respectively	(4,154)	(3,526)

Total stockholders’ equity	51,146	68,075

Total liabilities and stockholders’ equity	$223,852	$230,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Products	$21,456	$14,639	$41,601	$28,284
Maintenance and support	8,962	6,253	17,343	12,052
Professional services	6,850	4,898	13,120	9,025

Total revenue	37,268	25,790	72,064	49,361
Cost of revenue:
Products	2,687	1,339	5,285	2,885
Maintenance and support	1,758	1,412	3,439	2,622
Professional services	4,848	3,976	9,281	7,712

Total cost of revenue	9,293	6,727	18,005	13,219

Total gross profit	27,975	19,063	54,059	36,142

Operating expenses:
Research and development	12,932	8,131	25,274	14,545
Sales and marketing	21,680	14,457	44,448	27,687
General and administrative	6,644	5,048	13,237	9,101

Total operating expenses	41,256	27,636	82,959	51,333

Loss from operations	(13,281)	(8,573)	(28,900)	(15,191)
Other income (expense), net:
Interest income (expense), net	26	(737)	11	(1,422)
Other income (expense), net	(48)	163	148	(142)

Loss before income taxes	(13,303)	(9,147)	(28,741)	(16,755)
Provision for income taxes	149	97	291	171

Net loss	(13,452)	(9,244)	(29,032)	(16,926)
Accretion of preferred stock to redemption value	—	(23,788)	—	(35,061)

Net loss attributable to common stockholders	$(13,452)	$(33,032)	$(29,032)	$(51,987)

Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(2.59)	$(0.71)	$(4.10)

Weighted-average common shares outstanding, basic and diluted	41,063,613	12,745,051	40,805,641	12,693,900

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(29,032)	$(16,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,419	2,361
Amortization of debt discount	—	276
Non-cash interest expense	130	51
Stock-based compensation expense	9,160	1,406
Provision for doubtful accounts	394	376
Foreign currency re-measurement (gain) loss	(119)	53
Changes in assets and liabilities:
Accounts receivable	4,945	(840)
Prepaid expenses and other assets	(1,401)	(1,067)
Accounts payable	1,904	(1,368)
Accrued expenses	(3,462)	(1,082)
Deferred revenue	14,405	12,425
Other liabilities	(72)	82

Net cash provided by (used in) operating activities	271	(4,253)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(3,344)
Purchases of property and equipment	(1,842)	(1,195)

Net cash used in investing activities	(1,842)	(4,539)

Cash flows from financing activities:
Payments of initial public offering costs	—	(1,526)
Payments of capital lease obligations	(68)	(123)
Taxes paid related to net share settlement of equity awards	(3,760)	—
Proceeds from employee stock purchase plan	2,096	—
Proceeds from stock option exercises	1,431	705

Net cash used in financing activities	(301)	(944)

Effect of exchange rate changes on cash	74	(87)

Net decrease in cash	(1,798)	(9,823)
Cash, beginning of period	86,553	36,823

Cash, end of period	$84,755	$27,000

Supplemental cash flow information:
Cash paid for income taxes	$334	$91
Cash paid for interest	$1	$1,107
Supplemental non-cash investing and financing information:
Common stock issued for acquisitions	$—	$99
Initial public offering costs incurred but not yet paid	$—	$610

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

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) as well as pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets including trade receivables and capital lease receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance which requires a credit loss to not be recognized until the loss is probable. The guidance is effective January 1, 2020, with early adoption permitted on January 1, 2019. We are currently evaluating the impact this update will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The ASU will be effective for us in the first quarter of 2017, with early adoption permitted. We are currently evaluating the impact that the adoption of the ASU will have on our consolidated financial statements.

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

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The preliminary fair values of goodwill, intangible assets and net assets were $59.2 million, $9.4 million and $(0.5) million, respectively. These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital.

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

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands)
Total revenue	$26,421	$50,498
Net loss	$(12,881)	$(23,357)

NT OBJECTives, Inc.

On April 30, 2015, we acquired 100% of the outstanding equity of NT OBJECTives, Inc. (NTO), a web application security testing company, expanding the web application testing capabilities of our threat exposure management offering. We acquired NTO for total consideration of $6.1 million. We made an initial payment of $3.4 million in cash and issued 9,091 shares of our common stock with an aggregate fair value of $0.1 million. We are obligated to pay $0.1 million in cash for the settlement of a working capital adjustment and are obligated to make two additional payments of $1.5 million each, less the amount of any indemnity claims. The net present value of these two additional payments, or $2.5 million, was included in the total purchase consideration paid.

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

In May 2015, we entered into loan agreements with certain retained employees of NTO. The terms of these agreements require the employees to pay us the total amount borrowed, with accrued interest at 1.7% per annum, within 18 months of the agreement date. The loan agreements are secured by restricted stock awards granted to the employees. The aggregate amount of these loans was $0.5 million and is currently classified as prepaid expenses and other current assets on our consolidated balance sheets.

Note 3. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2016 was as follows:

Amount
(in thousands)
Balance as of December 31, 2015	$74,565
Logentries acquisition accounting adjustments	483

Balance as of June 30, 2016	$75,048

Identifiable intangible assets consist of the following:

	Weighted- Average Life (years)	As of June 30, 2016			As of December 31, 2015
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.9	$12,851	$(3,847)	$9,004	$12,851	$(2,955)	$9,896
Trade names	6.3	719	(526)	193	719	(389)	330
Customer relationships	6.7	1,000	(120)	880	1,000	(43)	957
Non-compete agreements	4.8	540	(398)	142	540	(338)	202

Total intangible assets		$15,110	$(4,891)	$10,219	$15,110	$(3,725)	$11,385

Amortization expense was $0.6 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets as of June 30, 2016 is as follows (in thousands):

2016 (for the remaining six months)	$1,119
2017	2,034
2018	1,915
2019	1,880
2020	1,837
2021 and thereafter	1,434

Total	$10,219

Note 4. Property and Equipment

Property and equipment are recorded at cost and consist of the following:

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Computer equipment and software	$11,321	$9,858
Furniture and fixtures	2,653	2,409
Leasehold improvements	7,344	6,943

Total	21,318	19,210
Less accumulated depreciation	(13,932)	(11,678)

Property and equipment, net	$7,386	$7,532

Depreciation expense was $1.1 million and $1.0 million for the three months ended June 30, 2016 and 2015, respectively, and $2.2 million and $1.9 million for the six months ended June 30, 2016 and 2015, respectively.

Note 5. Stock-Based Compensation Expense

(a)	General

Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$142	$52	$279	$101
Research and development	1,524	266	3,017	410
Sales and marketing	1,224	195	4,125	310
General and administrative	751	318	1,739	585

Total stock-based compensation expense	$3,641	$831	$9,160	$1,406

We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity during the six months ended June 30, 2016 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015	1,149,257	$19.34
Granted	697,537	12.94
Vested	(359,401)	20.42
Forfeited	(56,472)	14.13

Outstanding as of June 30, 2016	1,430,921	$16.15

As of June 30, 2016, the unrecognized compensation expense related to our unvested restricted stock and restricted stock units expected to vest was $16.6 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.7 years.

During the three months ended June 30, 2016, we repurchased 47,003 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

(c)	Stock Options

Stock option activity during the six months ended June 30, 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	4,246,525	$5.99
Granted	1,138,576	13.02
Exercised	(335,368)	4.53
Forfeited/cancelled	(283,413)	10.10

Outstanding as of June 30, 2016	4,766,320	7.53	7.5	$25,351

Vested and exercisable as of June 30, 2016	2,804,883	4.85	6.6	$21,785
Vested and expected to vest as of June 30, 2016	4,382,101	7.12	7.4	$24,942

As of June 30, 2016, the unrecognized compensation expense related to our unvested stock options expected to vest was $7.7 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.8 years.

The total fair value of stock options vested in the six months ended June 30, 2016 was $1.6 million. The weighted-average grant date fair value of stock options granted in the six months ended June 30, 2016 was $6.19 per share.

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

On March 15, 2016, we issued 192,676 shares of common stock to employees for aggregate proceeds of $2.1 million. The purchase price of the shares of common stock was $10.88 per share, which was discounted in accordance with the terms of the ESPP from the closing price of our common stock on March 15, 2016 of $12.80.

Note 6. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Numerator:
Net loss	$(13,452)	$(9,244)	$(29,032)	$(16,926)
Accretion of preferred stock to redemption value	—	(23,788)	—	(35,061)

Net loss attributable to common stockholders, basic and diluted	$(13,452)	$(33,032)	$(29,032)	$(51,987)

Denominator:
Weighted-average common shares outstanding, basic and diluted	41,063,613	12,745,051	40,805,641	12,693,900

Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(2.59)	$(0.71)	$(4.10)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2016	2015
Options to purchase common stock	4,766,320	4,187,854
Restricted stock	811,681	398,779
Restricted stock units	619,240	—
Warrants to purchase common stock	—	200,000
Shares to be issued under ESPP	103,471	—
Redeemable convertible preferred stock	—	16,382,615

Total	6,300,712	21,169,248

Note 7. Commitments and Contingencies

(a)	Warranty

We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

(b)	Litigation and Claims

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

Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
North America	$32,287	$22,616	$62,419	$42,961
Other	4,981	3,174	9,645	6,400

Total	$37,268	$25,790	$72,064	$49,361

Of the total net revenues generated in North America, 97% of the revenues were generated in the United States for the three and six months ended June 30, 2016, and 96% of the revenues were generated in the United States for the three and six months ended June 30, 2015.

Property and equipment, net by geographic area was as follows:

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
United States	$6,364	$6,633
Other	1,022	899

Total	$7,386	$7,532

Note 9. Subsequent Events

On August 8, 2016, we announced that Steven Gatoff, Chief Financial Officer, will be transitioning out of the company for personal family reasons effective January 2017. In connection with Mr. Gatoff’s departure, we entered into a transition and release agreement with Mr. Gatoff, which was filed as Exhibit 10.1 to our Current Report on Form 8-K on August 8, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K, as filed with the SEC on March 10, 2016.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We primarily market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of June 30, 2016, we had over 5,600 customers in more than 100 countries, including 37% of the Fortune 1000. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 2% of our revenue for the three or six months ended June 30, 2016 or 2015.

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

Recent Developments

In February 2016, we introduced InsightIDR, our new Insight Platform cloud-based offering that integrates our Logentries machine data search technology, and is designed to enable organizations to go from compromise to containment quickly and also meet their operational compliance needs. InsightIDR seeks to provide comprehensive incident detection and response and became available in the first quarter of 2016. Our InsightIDR offering combines behavior analytics and search with contextual data collection to help detect what we believe are some of the stealthiest attacks. InsightIDR directly addresses the gaps found in many of today’s detection technologies, including SIEMs and IPSs and is powered by our Insight Platform, which simplifies and combines data collection, analytics, and search technology. We believe the combination of these technologies can enable not only effective detection but also efficient investigation. InsightIDR puts the organization’s data at the IT security analyst’s fingertips so an organization can improve investigation times often at lower costs than with traditional solutions on the market.

Our Business Model

We have three offerings: (1) threat exposure management, which includes our Nexpose, Metasploit and AppSpider products, (2) incident detection and response, which includes our InsightUBA (formerly known as UserInsight), InsightIDR, Analytic Response, Logentries products and our incident response services and (3) security advisory services.

We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:

•	Licensed software, including both term and perpetual licenses, and the simultaneous sale of maintenance and support. Our Nexpose, Metasploit and AppSpider products are offered through perpetual or term software licenses, with a substantial majority of our customers selecting a perpetual license. Substantially all of our customers who purchase software licenses also purchase (1) an agreement for maintenance and support, which provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement and (2) content subscriptions, which provide our customers with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one to three-year terms.

•	Cloud-based subscriptions, where our software capabilities are provided to our customers through cloud access and on a Software as a Service, or SaaS, basis. Our InsightUBA, InsightIDR, AppSpider and Logentries products are offered on a cloud-based subscription basis, generally with one to three-year terms.

•	Managed services, where we operate our software and provide our capabilities on behalf of our customers. Our Nexpose, AppSpider and Analytic Response products are offered on a managed service basis, generally pursuant to one to three-year agreements.

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

An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, on a monthly basis in a trailing 12-month period by the dollar value of the corresponding expiring customer agreements, and then determining the average for the applicable period. We also calculate an expiring renewal rate that does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. Our renewal rate was 126% and 115% for the second quarter of 2016 and 2015, respectively, and our expiring revenue renewal rate was 89% and 87% for the second quarter of 2016 and 2015, respectively. Our goal is to maintain what we believe are strong renewal rates, and work to increase them over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, economic conditions or overall reductions in our customers’ spending levels.

We generate revenue from selling products, maintenance and support, and professional services. For the three months ended June 30, 2016 and 2015, 82% and 81% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 18% and 19%, respectively, was derived from the sale of professional services. For the six months ended June 30, 2016 and 2015, 82% of our revenue was derived from sales of products and associated maintenance and support, while the remaining 18% was derived from the sale of professional services.

For the three and six months ended June 30, 2016, 62% of our total revenue was derived from sales of content subscriptions, managed services, cloud-based subscriptions and maintenance and support, which we refer to as recurring revenue. For the three and six months ended June 30, 2015, 61% of our total revenue was derived from recurring revenue. We generally bill customers and collect payment for both our products and services up front.

For the three months ended June 30, 2016 and 2015, 87% and 83%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods. For the six months ended June 30, 2016 and 2015, 75% of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods.

Key Metrics

We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Total revenue	$37,268	$25,790	$72,064	$49,361
Year-over-year growth	44.5%	44.2%	46.0%	42.6%
Operating cash flow	$1,863	$(1,241)	$271	$(4,253)

	As of June 30,
	2016	2015
Deferred revenue	$144,722	$97,511
Number of customers	5,628	4,156

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

Non-GAAP Financial Results

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP operating loss and non-GAAP net loss, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangible assets and acquisition related expenses. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision making. While our non-GAAP financial measures are an important tool for financial and operational decision making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
GAAP total gross profit	$27,975	$19,063	$54,059	$36,142
Stock-based compensation expense	142	52	279	101
Amortization of intangible assets	445	276	891	479

Non-GAAP total gross profit	$28,562	$19,391	$55,229	$36,722

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
GAAP gross profit – products and maintenance and support	$25,973	$18,141	$50,220	$34,829
Stock-based compensation expense	67	6	144	11
Amortization of intangible assets	445	276	891	479

Non-GAAP gross profit – products and maintenance and support	$26,485	$18,423	$51,255	$35,319

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
GAAP gross profit – professional services	$2,002	$922	$3,839	$1,313
Stock-based compensation expense	75	46	135	90

Non-GAAP gross profit – professional services	$2,077	$968	$3,974	$1,403

The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
GAAP loss from operations	$(13,281)	$(8,573)	$(28,900)	$(15,191)
Stock-based compensation expense	3,641	831	9,160	1,406
Amortization of intangible assets	583	276	1,166	479
Acquisition related expenses	—	360	—	416

Non-GAAP loss from operations	$(9,057)	$(7,106)	$(18,574)	$(12,890)

The following table reconciles GAAP net loss attributable to common shareholders to non-GAAP net loss for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
GAAP net loss attributable to common stockholders	$(13,452)	$(33,032)	$(29,032)	$(51,987)
Accretion of preferred stock to redemption value	—	23,788	—	35,061

GAAP net loss	(13,452)	(9,244)	(29,032)	(16,926)
Stock-based compensation expense	3,641	831	9,160	1,406
Amortization of intangible assets	583	276	1,166	479
Acquisition related expenses	—	360	—	416

Non-GAAP net loss	$(9,228)	$(7,777)	$(18,706)	$(14,625)

Non-GAAP net loss per share, basic and diluted	$(0.22)	$(0.61)	$(0.46)	$(1.15)

Weighted-average common shares outstanding, basic and diluted	41,063,613	12,745,051	40,805,641	12,693,900

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

Cost of Products

Cost of products consists of personnel and related costs for our content and cloud operations team, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead costs, which consist of IT, information security, recruiting, facilities and depreciation and are allocated based on relative headcount. Also included in cost of products are software license fees, hardware, Amazon Web Services (AWS) cloud computing costs and internet connectivity expenses directly related to delivering our products, as well as amortization of intangible assets.

Cost of Maintenance and Support

Cost of maintenance and support consists of personnel and related costs for our support team, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead.

Cost of Professional Services

Cost of professional services consists of personnel and related costs for our professional services team, including salaries and other payroll related costs, bonuses, stock-based compensation, costs of contracted third-party vendors, travel and entertainment expenses and allocated overhead.

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

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest income on our cash balances, and in prior years, consisted primarily of interest incurred on our term loan obligation and related discount amortization.

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

Results of Operations

The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$21,456	$14,639	$41,601	$28,284
Maintenance and support	8,962	6,253	17,343	12,052
Professional services	6,850	4,898	13,120	9,025

Total revenue	37,268	25,790	72,064	49,361
Cost of revenue:(1)
Products	2,687	1,339	5,285	2,885
Maintenance and support	1,758	1,412	3,439	2,622
Professional services	4,848	3,976	9,281	7,712

Total cost of revenue	9,293	6,727	18,005	13,219
Operating expenses:(1)
Research and development	12,932	8,131	25,274	14,545
Sales and marketing	21,680	14,457	44,448	27,687
General and administrative	6,644	5,048	13,237	9,101

Total operating expenses	41,256	27,636	82,959	51,333

Loss from operations	(13,281)	(8,573)	(28,900)	(15,191)
Interest income (expense), net	26	(737)	11	(1,422)
Other income (expense), net	(48)	163	148	(142)

Loss before income taxes	(13,303)	(9,147)	(28,741)	(16,755)
Provision for income taxes	149	97	291	171

Net loss	(13,452)	(9,244)	(29,032)	(16,926)
Accretion of preferred stock to redemption value	—	(23,788)	—	(35,061)

Net loss attributable to common stockholders	$(13,452)	$(33,032)	$(29,032)	$(51,987)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$142	$52	$279	$101
Research and development	1,524	266	3,017	410
Sales and marketing	1,224	195	4,125	310
General and administrative	751	318	1,739	585

Total stock-based compensation expense	$3,641	$831	$9,160	$1,406

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$640	$435	$1,268	$787
Research and development	266	236	613	477
Sales and marketing	493	383	953	754
General and administrative	309	173	585	343

Total depreciation and amortization expense	$1,708	$1,227	$3,419	$2,361

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated Statement of Operations Data:
Revenue:
Products	57.6%	56.8%	57.7%	57.3%
Maintenance and support	24.0	24.2	24.1	24.4
Professional services	18.4	19.0	18.2	18.3

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	7.2	5.2	7.3	5.9
Maintenance and support	4.7	5.5	4.8	5.3
Professional services	13.0	15.4	12.9	15.6

Total cost of revenue	24.9	26.1	25.0	26.8
Operating expenses:
Research and development	34.7	31.5	35.1	29.5
Sales and marketing	58.2	56.1	61.7	56.1
General and administrative	17.8	19.6	18.3	18.4

Total operating expenses	110.7	107.2	115.1	104.0

Loss from operations	(35.6)	(33.3)	(40.1)	(30.8)
Interest income (expense), net	—	(2.8)	—	(2.8)
Other income (expense), net	(0.1)	0.6	0.2	(0.3)

Loss before income taxes	(35.7)	(35.5)	(39.9)	(33.9)
Provision for income taxes	0.4	0.3	0.4	0.4

Net loss	(36.1)	(35.8)	(40.3)	(34.3)
Accretion of preferred stock to redemption value	—	(92.2)	—	(71.0)

Net loss attributable to common stockholders	(36.1)%	(128.0)%	(40.3)%	(105.3)%

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue:
Products	$21,456	$14,639	$6,817	46.6%
Maintenance and support	8,962	6,253	2,709	43.3
Professional services	6,850	4,898	1,952	39.9

Total revenue	$37,268	$25,790	$11,478	44.5%

Total revenue increased by $11.5 million in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to an increase of $10.8 million in revenue recognized from our deferred revenue balance. The remaining increase was the result of purchases of additional products and services in the amount of $0.3 million by our existing customers and $0.4 million in sales to new customers. The increase in total revenue in the three months ended June 30, 2016 was comprised of $9.7 million generated from sales in North America and $1.8 million generated from sales from the rest of the world. We added 268 net new customers during the three months ended June 30, 2016, bringing our total customer count to 5,628 as of June 30, 2016, as compared to adding 254 net new customers for the same period in 2015, resulting in a total customer count of 4,156 as of June 30, 2015. Products revenue and maintenance and support revenue increased primarily due to the same contributors that drove our increase in total revenue. Professional services revenue increased primarily due to increased demand for our assessment services and deployment and training services.

Cost of Revenue

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue:
Products	$2,687	$1,339	$1,348	100.7%
Maintenance and support	1,758	1,412	346	24.5
Professional services	4,848	3,976	872	21.9

Total cost of revenue	$9,293	$6,727	$2,566	38.1%

Gross margin %:
Products	87.5%	90.9%
Maintenance and support	80.4	77.4
Professional services	29.2	18.8

Total gross margin %	75.1%	73.9%

Total cost of revenue increased by $2.6 million in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to a $1.3 million increase in personnel costs as a result of our increase in headcount from 117 as of June 30, 2015 to 156 as of June 30, 2016 to support our growing customer base. Our increase in total cost of revenue also included a $0.8 million increase in AWS cloud computing costs, a $0.2 million increase in allocated overhead, a $0.2 million increase in amortization of intangible assets acquired as part of the Logentries acquisition and a $0.1 million increase in travel and entertainment. The same factors were the primary contributors to the increases in products, maintenance and support and professional services cost of revenue.

Total gross margin percentage for the three months ended June 30, 2016 compared to the same period in 2015 increased due primarily to an increase in our professional services gross margin, which resulted from efficiencies as a result of higher demand for our assessment services and deployment and training services. Products gross margin decreased for the three months ended June 30, 2016 compared to the same period in 2015 largely due to the increase in AWS cloud computing costs, which are directly related to our cloud-based subscriptions.

Operating Expenses

Research and Development Expense

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$12,932	$8,131	$4,801	59.0%
% of revenue	34.7%	31.5%

Research and development expense increased by $4.8 million in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to a $3.8 million increase in personnel costs as a result of our increase in headcount of our research and development teams from 143 as of June 30, 2015 to 235 as of June 30, 2016 to support our product innovation. Included in the increase in personnel cost was a $1.2 million increase in stock-based compensation expense and $0.9 million of additional cost attributable to the Logentries acquisition. Our increase in research and development expense also included a $1.0 million increase in allocated overhead.

Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$21,680	$14,457	$7,223	50.0%
% of revenue	58.2%	56.1%

Sales and marketing expense increased by $7.2 million in the three months ended June 30, 2016 compared to the same period in 2015 primarily due to a $4.9 million increase in personnel costs, resulting from an increase in headcount from 258 as of June 30, 2015 to 341 as of June 30, 2016 to drive additional sales of our products and services and higher commissions expense as a result of increased customer orders. Included in the increase in personnel costs was a $1.0 million increase in stock-based compensation expense and $0.8 million of additional costs attributable to the Logentries acquisition. Our increase in sales and marketing expense also included a $1.1 million increase in partner referral fees, a $0.8 million increase in allocated overhead and a $0.4 million increase in travel and entertainment expense.

General and Administrative Expense

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$6,644	$5,048	$1,596	31.6%
% of revenue	17.8%	19.6%

General and administrative expense increased by $1.6 million in the three months ended June 30, 2016 compared to the same period in 2015 primarily due to a $1.2 million increase in personnel costs as a result of an increase in headcount from 81 as of June 30, 2015 to 110 as of June 30, 2016 to support our overall company growth as well as our operations as a public company. Included in the increase in personnel costs was a $0.5 million increase in stock-based compensation expense. Our increase in general and administrative expense also included a $0.4 million increase in allocated overhead and a $0.1 million increase in amortization of intangible assets acquired as part of the Logentries acquisition, offset by a $0.1 million reduction in professional fees.

Interest Income (Expense), Net

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Interest income (expense), net	$26	$(737)	$763	NM
% of revenue	—%	(2.8)%

Interest income (expense), net increased by $0.8 million in the three months ended June 30, 2016 compared to the same period in 2015 primarily due to the repayment in full and termination of our term loan in July 2015.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Other income (expense), net	$(48)	$163	$(211)	(129)%
% of revenue	(0.1)%	0.6%

Other income (expense), net decrease by $0.2 million in the three months ended June 30, 2016 compared to the same period in 2015 primarily due to realized and unrealized foreign currency losses, specifically in the Euro and British Pound.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Provision for income taxes	$149	$97	$52	53.6%
% of revenue	0.4%	0.3%

Provision for income taxes increased by $0.1 million in the three months ended June 30, 2016 compared to the same period in 2015, primarily due to increased foreign taxes resulting from the growth of our operations overseas.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue:
Products	$41,601	$28,284	$13,317	47.1%
Maintenance and support	17,343	12,052	5,291	43.9
Professional services	13,120	9,025	4,095	45.4

Total revenue	$72,064	$49,361	$22,703	46.0%

Total revenue increased by $22.7 million in the six months ended June 30, 2016 compared to the same period in 2015 primarily due to an increase of $16.9 million in revenue recognized from our deferred revenue balance. The remaining increase was the result of increased purchases of additional products and services in the amount of $3.9 million by our existing customers and $1.9 million in sales to new customers. The increase in total revenue in the six months ended June 30, 2016 was comprised of $19.5 million generated from sales in North America and $3.2 million generated from sales from the rest of the world. We added 496 net new customers during the six months ended June 30, 2016, bringing our total customer count to 5,628 as of June 30, 2016, as compared to adding 423 net new customers for the same period in 2015, resulting in a total customer count of 4,156 as of June 30, 2016. Products revenue and maintenance and support revenue increased primarily due to the same contributors that drove our increase in total revenue. Professional services revenue increased primarily due to increased demand for our assessment services and deployment and training services.

Cost of Revenue

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue:
Products	$5,285	$2,885	$2,400	83.2%
Maintenance and support	3,439	2,622	817	31.2
Professional services	9,281	7,712	1,569	20.3

Total cost of revenue	$18,005	$13,219	$4,786	36.2%

Gross margin %:
Products	87.3%	89.8%
Maintenance and support	80.2	78.2
Professional services	29.3	14.5

Total gross margin %	75.0%	73.2%

Total cost of revenue increased by $4.8 million in the six months ended June 30, 2016 compared to the same period in 2015, primarily due to a $2.6 million increase in personnel costs, primarily as a result of our increase in headcount from 117 as of June 30, 2015 to 156 as of June 30, 2016 to support our growing customer base. Our increase in total cost of revenue also included a $1.1 million increase in AWS cloud computing costs, a $0.6 million increase in allocated overhead, a $0.4 million increase in amortization of intangible assets largely due to the Logentries acquisition and a $0.1 million increase in travel and entertainment expense. The same factors were the primary contributors to the increases in products, maintenance and support and professional services cost of revenue.

Total gross margin percentage increased for the six months ended June 30, 2016 compared to the same period in 2015, due primarily to an increase in our professional services gross margin, which resulted from efficiencies as a result of higher demand for our assessment services and deployment and training services. Products gross margin decreased for the six months ended June 30, 2016 compared to the same period in 2015 largely due to the increase in AWS cloud computing costs, which are directly related to our cloud-based subscriptions.

Operating Expenses

Research and Development Expense

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$25,274	$14,545	$10,729	73.8%
% of revenue	35.1%	29.5%

Research and development expense increased by $10.7 million in the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a $8.7 million increase in personnel costs as a result of our increase in headcount of our research and development teams from 143 as of June 30, 2015 to 235 as of June 30, 2016 to support our product innovation. Included in the increase in personnel cost was a $2.6 million increase in stock-based compensation expense and $2.7 million of additional cost attributable to the NTO and Logentries acquisitions. Our increase in research and development expense also included a $1.8 million increase in allocated overhead and a $0.2 million increase in travel and entertainment expense.

Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$44,448	$27,687	$16,761	60.5%
% of revenue	61.7%	56.1%

Sales and marketing expense increased by $16.8 million in the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a $11.8 million increase in personnel costs, resulting from an increase in headcount from 258 as of June 30, 2015 to 341 as of June 30, 2016 to drive additional sales of our products and services and higher commissions expense recorded as a result of increased customer orders. Included in the increase in personnel cost was a $3.8 million increase in stock-based compensation expense and $1.7 million of additional costs attributable to the Logentries acquisition. Our increase in sales and marketing expense also included a $2.0 million increase in allocated overhead, a $1.5 million increase in partner referral fees, a $1.0 million increase in travel and entertainment expense and a $0.5 million increase in marketing programs.

General and Administrative Expense

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$13,237	$9,101	$4,136	45.4%
% of revenue	18.3%	18.4%

General and administrative expense increased by $4.1 million in the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a $2.5 million increase in personnel costs as a result of an increase in headcount from 81 as of June 30, 2015 to 110 as of June 30, 2016 to support our overall company growth as well as operations as a public company. Included in the increase in personnel costs was a $1.2 million increase in stock-based compensation expense. Our increase in general and administrative expense also included a $0.8 million increase in allocated overhead, a $0.6 million increase in professional fees and a $0.2 million increase in amortization of intangible assets largely due to the Logentries acquisition.

Interest Income (Expense), Net

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Interest income (expense), net	$11	$(1,422)	$1,433	NM
% of revenue	—%	(2.8)%

Interest income (expense), net decreased by $1.4 million in the six months ended June 30, 2016 compared to the same period in 2015 primarily due to the repayment in full and termination of our term loan in July 2015.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Other income (expense), net	$148	$(142)	$290	NM
% of revenue	0.2%	(0.3)%

Other income (expense), net increase by $0.3 million in the six months ended June 30, 2016 compared to the same period in 2015 primarily due to realized and unrealized foreign currency gains, specifically in the Euro and British Pound.

Provision for Income Taxes

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Provision for income taxes	$291	$171	$120	70.2%
% of revenue	0.4%	0.4%

Provision for income taxes increased by $0.1 million in the six months ended June 30, 2016 compared to the same period in 2015 primarily due to increased foreign taxes resulting from growth of our operations overseas.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and our accounts receivable. In connection with our initial public offering, or IPO, and concurrent private placement in July 2015, we received aggregate net proceeds to us of $112.3 million, after deducting underwriting discounts and commissions related to our IPO of $8.3 million and offering expenses of $3.1 million. Prior to our IPO, we funded our operations primarily through issuances of common and redeemable convertible preferred stock and debt, including net proceeds of $93.4 million from the sale of shares of common and preferred stock. As of June 30, 2016, we had $84.8 million in cash and an accumulated deficit of $369.4 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future.

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

The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash at beginning of period	$86,553	$36,823
Net cash provided by (used in) operating activities	271	(4,253)
Net cash used in investing activities	(1,842)	(4,539)
Net cash used in financing activities	(301)	(944)
Effects of exchange rates on cash	74	(87)

Cash at end of period	$84,755	$27,000

Uses of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions.

Operating Activities

Operating activities provided $0.3 million of cash in the six months ended June 30, 2016, which reflected growth in revenue, offset by continuing investment in our operations. Cash used in operating activities reflected our net loss of $29.0 million, partially offset by a decrease in our net operating assets and liabilities of $16.3 million and non-cash charges of $13.0 million related to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and non-cash interest charges. The decrease in our net operating assets and liabilities was primarily due to a $14.4 million increase in deferred revenue from sales of our products and services, a $4.9 million decrease in accounts receivable, which was the result of strong cash collections, and a $1.9 million increase in accounts payable, which each had a positive impact on operating cash flow. These factors were offset by a $3.4 million decrease in accrued expenses, which was largely the result of annual bonus and increased commission payments, a $1.4 million increase in prepaid expenses and other assets and a $0.1 million decrease in other liabilities, which each had a negative impact on operating cash flow.

Operating activities used $4.3 million of cash in the six months ended June 30, 2015. Cash used in operating activities reflected our net loss of $16.9 million, partially offset by a decrease in our net operating assets and liabilities of $8.1 million and non-cash charges of $4.5 million related to depreciation and amortization, stock-based compensation, provision for doubtful accounts and non-cash interest charges. The decrease in our net operating assets and liabilities was primarily due to a $12.4 million increase in deferred revenue from sales of our products and services and a $0.1 million increase in other liabilities, partially offset by a $1.4 million decrease in accounts payable, a $1.1 million decrease in accrued expense, a $1.1 million increase in prepaid expenses and other assets and a $0.8 million increase in accounts receivable.

Investing Activities

Investing activities used $1.8 million of cash in the six months ended June 30, 2016, as a result of capital expenditures to purchase equipment and leasehold improvements.

Investing activities used $4.5 million of cash in the six months ended June 30, 2015, as a result of $3.3 million for net cash used in the acquisition of NTO and $1.2 million for capital expenditures to purchase property and equipment.

Financing Activities

Financing activities used $0.3 million of cash in the six months ended June 30, 2016, which consisted primarily of $3.8 million in withholding taxes paid for the net share settlement of equity awards, partially offset by $2.1 million in proceeds from the issuance of common shares purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan, or ESPP, and $1.4 million in proceeds from the exercise of stock options.

Financing activities used $0.9 million of cash in the six months ended June 30, 2015, which consisted primarily of $1.5 million for payment of costs related to our IPO and $0.1 million of payments on capital lease obligations, partially offset by $0.7 million in proceeds from exercises of stock options.

Contractual Obligations and Commitments

As of June 30, 2016, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign exchange rates as well as to a lesser extent, inflation. In addition, we do not engage in trading activities involving non-exchange traded contracts. Therefore, we believe that we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.

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

We have posted a net loss in each year since inception, including net losses of $29.0 million and $16.9 million in the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $369.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

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

Although we have recently introduced new products and professional services, we derive and expect to continue to derive a substantial majority of our revenue from customers using certain of our threat exposure management offerings, Nexpose and Metasploit. Greater than one-half of our revenue was attributable to Nexpose in each of our last three fiscal years. As a result, our operating results could suffer due to:

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

We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the six months ended June 30, 2016 and 2015, international operations generated 13% of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services outside of the United States or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the six months ended June 30, 2016, we incurred approximately 13% of our expenses outside of the United States in foreign currencies, primarily the pound sterling (GBP) and Euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the six months ended June 30, 2016, approximately 5% of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. The results of our operations may be adversely affected by foreign exchange fluctuations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, we signed up to the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they are adhering to relevant European standards for data protection. On October 6, 2015, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Safe Harbor Framework. In light of CJEU’s decision, we are reviewing our current operations to ensure that our EU-U.S. data transfers comply with EU data protection laws. The available legal basis for such transfers will depend on a number of factors, including, for example, the type of data and the European Economic Area country from which the data is being transferred, and may require that we obtain express consent from the customer or employee whose data is being transferred or include in our agreements with the applicable customer or European Economic Area employing entity the standard contractual clauses that have been approved by the EU Commission or adopt one of the other alternative mechanisms available in order to effect such transfers in compliance with the EU laws. These actions may involve substantial time and expense; for example, if we enter into the standard contractual clauses with a customer, in some EU countries, including Belgium and Spain, executed clauses need to be lodged with or notified to the country’s data protection authority prior to the transfer of any data, and in other countries, including Austria, France, Ireland, Romania and Slovenia, the clauses need to be approved by the country’s data protection authority prior to use. The Article 29 Working Party, a body comprising representatives from data protection authorities of all the EU countries that works to harmonize the application of data protection rules throughout the EU, indicated after the CJEU’s ruling on October 6, 2015 that it would allow a grace period until the end of January 2016 to implement alternatives. Following the expiration of the grace period, certain data protection authorities, such as the Hamburg authority in Germany, have commenced enforcement action against companies which have not put in place an alternative to the EU-U.S. Safe Harbor Framework. Equally, the German regulators have expressed concerns in respect of the standard contractual clauses. On February 2, 2016, the EU Commission announced that it had reached agreement with the United States regarding a replacement regime for EU-U.S. transfers referred to as the “Privacy Shield.” On February 29, 2016, the EU Commission released a draft adequacy decision to establish the EU-U.S. Privacy Shield, the program that will replace the Safe Harbor framework that was invalidated by the October 6 decision of the CJEU. On April 13, 2016, the Article 29 Working Party, which advises the EU Commission on data protection matters, published its opinion on the EU Commission’s draft adequacy decision of the Privacy Shield. The Article 29 Working Party raised a number of concerns. The Article 29 Working Party has not, however, rejected the proposal, but has instead requested that the EU Commission clarify the drafting of the proposal and resolve the outstanding concerns about adequately protecting personal data. The EU Commission is not bound by the Article 29 Working Party’s opinion and on July 12, 2016, the EU Commission formally approved the text and adopted the draft adequacy decision. The U.S. Department of Commerce has announced it will accept applications for self-certification under the new scheme from August 1, 2016. The Article 29 Working Party will meet in late July 2016 to review the final text and, while it is not itself empowered to strike down the scheme, national data protection authorities will play a role in enforcement. We are reviewing all of the transfer options currently available and working to secure an alternative legal means to support our data transfers. However, as we have not yet put in place an alternative framework, the EU data protection authorities could impose a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.

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

As of June 30, 2016, we had 9 issued patents and 18 patent applications pending in the United States relating to our products. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Rapid7,” “Nexpose” and “Metasploit” names and logos in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $27.45 through August 1, 2016. Factors that may affect the market price of our common stock include:

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

Concentration of ownership among our existing directors, executive officers and holders of 10% or more of our outstanding common stock may prevent minority investors from influencing significant corporate decisions.

As of August 1, 2016, our directors, executive officers and holders of more than 10% of our common stock, some of whom are represented on our board of directors, together with their affiliates, beneficially owned 53% of the voting power of our outstanding capital stock. As a result, these stockholders will be able to determine the outcome of matters submitted to our stockholders for approval. This concentration of ownership by itself may have the effect of delaying, deferring or preventing a change in control of the company, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn, could materially and adversely affect the market price of our common stock.

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

As of August 1, 2016, 42,074,697 shares of our common stock were issued and outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. The majority of these shares were acquired prior to our IPO and were subject to lock-up agreements prohibiting holders of these shares from selling any of their shares for a period of 180 days following our IPO. These lock-up agreements have expired and, as a result, a substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

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

None.

(b) Use of Proceeds from Initial Public Offering of Common Stock

Our initial public offering of common stock was effected through the filing of a Registration Statement on Form S-1 (File No. 333-204874), which was declared or became effective on July 16, 2015. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC.

(c) Issuer Purchases of Equity Securities

The following table provides information about our purchases of our equity securities during the three months ended June 30, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (dollars in thousands)
April 1, 2016 to April 30, 2016	47,003	$13.35	—	—
May 1, 2016 to May 31, 2016	—	—	—	—
June 1, 2016 to June 30, 2016	—	—	—	—

Total	47,003		—	—

(1)	Represents the total number of shares of our common stock delivered to us by certain employees to satisfy the statutory tax withholding obligations owed in connection with the vesting of restricted stock awards granted to such employees under the Rapid7, Inc. 2015 Equity Incentive Plan, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.

3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.

10.1(3)+	Amendment to Employment Agreement, dated as of April 4, 2016, by and between Rapid7, Inc. and Corey Thomas

Exhibit Number	Description

10.2(4)+	Amendment to Offer Letter, dated as of April 2, 2016, by and between Rapid7, Inc. and Steven Gatoff

10.3(5)+	Form of Severance and Equity Award Vesting Acceleration Letter

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016, and incorporated herein by reference.
(4)	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016, and incorporated herein by reference.
(5)	Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016, and incorporated herein by reference.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPID7, INC.

Date: August 9, 2016	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Steven Gatoff
Name: Steven Gatoff
Title: Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.

3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.

10.1(3)+	Amendment to Employment Agreement, dated as of April 4, 2016, by and between Rapid7, Inc. and Corey Thomas

10.2(4)+	Amendment to Offer Letter, dated as of April 2, 2016, by and between Rapid7, Inc. and Steven Gatoff

10.3(5)+	Form of Severance and Equity Award Vesting Acceleration Letter

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016, and incorporated herein by reference.
(4)	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016, and incorporated herein by reference.
(5)	Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016, and incorporated herein by reference.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+	Indicates management contract or compensatory plan.