Form 10-Q
period 2016-09-30
Rapid7, Inc.
filed 2016-11-10
CIK 1560327

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, there were 42,495,607 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$87,715	$86,553
Accounts receivable, net of allowance for doubtful accounts of $958 and $730 at September 30, 2016 and December 31, 2015, respectively	38,286	44,164
Prepaid expenses and other current assets	6,705	6,148

Total current assets	132,706	136,865
Property and equipment, net	8,009	7,532
Goodwill	75,110	74,565
Intangible assets, net	9,450	11,385
Other assets	760	214

Total assets	$226,035	$230,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,675	$2,038
Accrued expenses	22,226	24,707
Deferred revenue, current portion	104,663	87,917
Other current liabilities	1,352	1,105

Total current liabilities	130,916	115,767
Deferred revenue, non-current portion	44,601	42,400
Other long-term liabilities	2,872	4,319

Total liabilities	178,389	162,486
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; 0 shares issued at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at September 30, 2016 and December 31, 2015; 42,929,120 and 41,942,026 shares issued at September 30, 2016 and December 31, 2015, respectively; 42,480,491 and 41,540,400 shares outstanding at September 30, 2016 and December 31, 2015, respectively	425	415
Additional paid-in-capital	430,939	411,524
Accumulated deficit	(379,564)	(340,338)
Treasury stock, at cost, 448,629 and 401,626 shares at September 30, 2016 and December 31, 2015, respectively	(4,154)	(3,526)

Total stockholders’ equity	47,646	68,075

Total liabilities and stockholders’ equity	$226,035	$230,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Products	$23,108	$16,240	$64,709	$44,524
Maintenance and support	9,694	7,002	27,037	19,054
Professional services	7,537	5,070	20,657	14,095

Total revenue	40,339	28,312	112,403	77,673
Cost of revenue:
Products	3,415	1,504	8,700	4,389
Maintenance and support	1,801	1,505	5,240	4,127
Professional services	4,822	4,054	14,103	11,766

Total cost of revenue	10,038	7,063	28,043	20,282

Total gross profit	30,301	21,249	84,360	57,391

Operating expenses:
Research and development	11,616	9,945	36,890	24,490
Sales and marketing	21,284	16,265	65,732	43,952
General and administrative	7,605	5,537	20,842	14,638

Total operating expenses	40,505	31,747	123,464	83,080

Loss from operations	(10,204)	(10,498)	(39,104)	(25,689)
Other income (expense), net:
Interest income (expense), net	44	(1,067)	55	(2,489)
Other income (expense), net	36	(49)	184	(191)

Loss before income taxes	(10,124)	(11,614)	(38,865)	(28,369)
Provision for income taxes	70	211	361	382

Net loss	(10,194)	(11,825)	(39,226)	(28,751)
Accretion of preferred stock to redemption value	—	—	—	(35,061)
Beneficial conversion charge relating to IPO participation payment	—	(14,161)	—	(14,161)

Net loss attributable to common stockholders	$(10,194)	$(25,986)	$(39,226)	$(77,973)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.79)	$(0.96)	$(3.99)

Weighted-average common shares outstanding, basic and diluted	41,482,173	33,020,484	41,033,080	19,544,759

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(39,226)	$(28,751)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,330	3,700
Amortization of debt discount	—	1,129
Non-cash interest expense	168	130
Stock-based compensation expense	13,337	2,833
Provision for doubtful accounts	504	576
Impairment of long-lived assets	—	483
Foreign currency re-measurement (gain) loss	(166)	90
Changes in assets and liabilities:
Accounts receivable	5,134	(6,649)
Prepaid expenses and other assets	(1,076)	(521)
Accounts payable	549	(1,601)
Accrued expenses	(1,607)	1,591
Deferred revenue	18,948	25,068
Other liabilities	166	(58)

Net cash provided by (used in) operating activities	2,061	(1,980)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(3,344)
Purchases of property and equipment	(3,307)	(2,839)

Net cash used in investing activities	(3,307)	(6,183)

Cash flows from financing activities:
Proceeds from initial public offering and concurrent private placement, net of offering costs of $2,456	—	112,916
Repayments of term loan and related termination fee	—	(18,540)
Payments of capital lease obligations	(68)	(187)
Taxes paid related to net share settlement of equity awards	(3,826)	—
Proceeds from employee stock purchase plan	3,724	—
Proceeds from stock option exercises	2,518	1,275

Net cash provided by financing activities	2,348	95,464

Effect of exchange rate changes on cash and cash equivalents	60	(140)

Net increase in cash and cash equivalents	1,162	87,161
Cash and cash equivalents, beginning of period	86,553	36,823

Cash and cash equivalents, end of period	$87,715	$123,984

Supplemental cash flow information:
Cash paid for income taxes	$480	$291
Cash paid for interest	$1	$1,424
Supplemental non-cash investing and financing information:
Common stock issued for acquisitions	$—	$99
Initial public offering costs incurred but not yet paid	$—	$641

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies

Description of Business

Rapid7, Inc. and its wholly-owned subsidiaries (“we,” “us” or “our”) is a leading provider of security data and analytics solutions that enable organizations to implement an active, analytics-driven approach to cyber security. Our solutions empower organizations to prevent cyber attacks by providing visibility into vulnerabilities and to rapidly detect compromises, respond to breaches and correct the underlying causes of cyber attacks.

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

The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Significant Accounting Policies

There have been no significant changes to our significant accounting policies as of and for the three and nine months ended September 30, 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015, except with respect to changes in our policy on Cash and Cash Equivalents as noted below.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2016, $30.0 million of our cash equivalents were invested in money market funds.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires measurement and recognition of expected credit losses for financial assets including trade receivables and capital lease receivables held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance which requires a credit loss to not be recognized until the loss is probable. The guidance is effective January 1, 2020, with early adoption permitted on January 1, 2019. We are currently evaluating the impact this update will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. The ASU will be effective for us in the first quarter of 2017, with early adoption permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance on accounting for fees paid in a cloud computing arrangement. Under the ASU, if a cloud computing arrangement includes a software license which also grants the contractual rights and practical ability to take possession of the software, the software license element should be accounted for consistent with the purchase of other software licenses. If the cloud computing arrangement does not include a software license, as defined, it should be accounted for as a service contract. This ASU was adopted on January 1, 2016 and did not have a material impact on our consolidated financial statements.

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

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair values of goodwill, intangible assets and net assets were $59.2 million, $9.4 million and $(0.5) million, respectively.

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

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(in thousands)
Total revenue	$29,114	$79,612
Net loss	$(16,605)	$(39,962)

NT OBJECTives, Inc.

On April 30, 2015, we acquired 100% of the outstanding equity of NT OBJECTives, Inc. (NTO), a web application security testing company, which has allowed us to expand the web application testing capabilities of our threat exposure management product offering. We acquired NTO for total consideration of $6.1 million. We made an initial payment of $3.4 million in cash and issued 9,091 shares of our common stock with an aggregate fair value of $0.1 million. We are obligated to pay $0.1 million in cash for the settlement of a working capital adjustment and are obligated to make two additional payments of $1.5 million each, less the amount of any indemnity claims. The net present value of these two additional payments, or $2.5 million, was included in the total purchase consideration paid.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair values of goodwill, intangible assets and net assets were $4.6 million, $2.1 million and $(0.6) million, respectively.

Pro forma results of operations have not been included in this Quarterly Report, as the acquisition of NTO was not material to our results of operations for any periods presented.

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

Note 3. Fair Value Measurements

We measure certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:

Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.

The following table presents our assets that are measured at fair value on a recurring basis using the above input categories:

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents
Money market funds	$30,004	$—	$—	$30,004

Total assets measured at fair value	$30,004	$—	$—	$30,004

Note 4. Goodwill and Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2016 was as follows:

Amount
(in thousands)
Balance as of December 31, 2015	$74,565
Logentries acquisition accounting adjustments	545

Balance as of September 30, 2016	$75,110

Identifiable intangible assets consist of the following:

		As of September 30, 2016			As of December 31, 2015
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	6.3	$11,231	$(2,672)	$8,559	$12,851	$(2,955)	$9,896
Trade names	6.1	519	(481)	38	719	(389)	330
Customer relationships	6.7	1,000	(159)	841	1,000	(43)	957
Non-compete agreements	2.0	40	(28)	12	540	(338)	202

Total intangible assets		$12,790	$(3,340)	$9,450	$15,110	$(3,725)	$11,385

Amortization expense was $0.8 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.9 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.

During the third quarter of 2016, we discontinued our Mobilisafe product offering and accelerated the amortization of the remaining $0.2 million net book value. In addition, we wrote-off the $2.3 million gross carrying amount and related accumulative amortization.

Estimated future amortization expense of the acquired identifiable intangible assets as of September 30, 2016 is as follows (in thousands):

2016 (for the remaining three months)	$504
2017	1,930
2018	1,886
2019	1,859
2020	1,837
2021 and thereafter	1,434

Total	$9,450

Note 5. Property and Equipment

Property and equipment are recorded at cost and consist of the following:

	As of	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Computer equipment and software	$12,126	$9,858
Furniture and fixtures	2,741	2,409
Leasehold improvements	8,192	6,943

Total	23,059	19,210
Less accumulated depreciation	(15,050)	(11,678)

Property and equipment, net	$8,009	$7,532

Depreciation expense was $1.2 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $3.4 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 6. Stock-Based Compensation Expense

(a)	General

Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$166	$102	$445	$203
Research and development	1,600	507	4,617	917
Sales and marketing	1,328	418	5,453	728
General and administrative	1,083	400	2,822	985

Total stock-based compensation expense	$4,177	$1,427	$13,337	$2,833

We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock and Restricted Stock Units

Restricted stock and restricted stock unit activity during the nine months ended September 30, 2016 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2015	1,149,257	$19.34
Granted	800,791	13.12
Vested	(494,554)	19.86
Forfeited	(101,880)	14.27

Unvested balance as of September 30, 2016	1,353,614	$15.85

As of September 30, 2016, the unrecognized compensation expense related to our unvested restricted stock and restricted stock units expected to vest was $15.4 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.6 years.

During the nine months ended September 30, 2016, we repurchased 47,003 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

(c)	Stock Options

Stock option activity during the nine months ended September 30, 2016 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	4,246,525	$5.99
Granted	1,279,034	13.12
Exercised	(576,154)	4.29		$5,791
Forfeited/cancelled	(429,343)	10.69

Outstanding as of September 30, 2016	4,520,062	7.89	7.4	$44,403

Vested and exercisable as of September 30, 2016	2,725,099	5.35	6.5	$33,624
Vested and expected to vest as of September 30, 2016	4,174,837	7.51	7.3	$42,556

As of September 30, 2016, the unrecognized compensation expense related to our unvested stock options expected to vest was $7.2 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.7 years.

The total fair value of stock options vested in the nine months ended September 30, 2016 was $2.6 million. The weighted-average grant date fair value of stock options granted in the nine months ended September 30, 2016 was $6.44 per share.

(d)	Employee Stock Purchase Plan

Under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common shares at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.

On March 15, 2016, we issued 192,676 shares of common stock to employees for aggregate proceeds of $2.1 million. The purchase price of the shares of common stock was $10.88 per share, which was discounted in accordance with the terms of the ESPP from the closing price of our common stock on March 15, 2016 of $12.80.

On September 15, 2016, we issued 153,602 shares of common stock to employees for aggregate proceeds of $1.6 million. The purchase price of the shares of common stock was $10.60 per share, which was discounted in accordance with the terms of the ESPP from the closing price of our common stock on March 16, 2016 of $12.47.

(e)	Employee Transition and Release Agreement

On August 5, 2016, we entered into a transition and release agreement with Steven Gatoff, our Chief Financial Officer. Under the agreement, we made certain modifications to his outstanding stock options and restricted stock units which will generate incremental stock-based compensation expense of $0.3 million. Of the $0.3 million incremental stock-based compensation expense, $0.1 million was recorded within general and administrative expense in the three months ended September 30, 2016.

Note 7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Numerator:
Net loss	$(10,194)	$(11,825)	$(39,226)	$(28,751)
Accretion of preferred stock to redemption value	—	—	—	(35,061)
Beneficial conversion charge relating to IPO participation payment	—	(14,161)	—	(14,161)

Net loss attributable to common stockholders, basic and diluted	$(10,194)	$(25,986)	$(39,226)	$(77,973)

Denominator:
Weighted-average common shares outstanding, basic and diluted	41,482,173	33,020,484	41,033,080	19,544,759

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.79)	$(0.96)	$(3.99)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2016	2015
Options to purchase common stock	4,520,062	4,060,480
Unvested restricted stock	696,187	372,775
Unvested restricted stock units	657,427	—
Warrants to purchase common stock	—	200,000
Shares to be issued under ESPP	15,087	—

Total	5,888,763	4,633,255

Note 8. Commitments and Contingencies

(a)	Warranty

We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

(b)	Litigation and Claims

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

During the third quarter of 2016, we entered into a settlement and licensing agreement, which requires us to make a total cash payment of $0.4 million to a third party. The settlement has been recorded as general and administrative expense in the three months ended September 30, 2016.

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

(d)	Contingent Grant from Northern Ireland

In the three months ended September 30, 2016, we received a $0.6 million grant from Invest Northern Ireland for creating and maintaining a certain number of jobs in Northern Ireland, which we agreed to maintain over a certain period of time. The grant proceeds were recorded as a reduction to operating expense, as we determined there is reasonable assurance that we will meet the compliance criteria related to the grant. If we fail to meet the compliance criteria, then a pro rata portion of the grant proceeds would be required to be returned.

Note 9. Segment Information and Information about Geographic Areas

We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.

Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
North America	$34,538	$24,878	$96,957	$67,839
Other	5,801	3,434	15,446	9,834

Total	$40,339	$28,312	$112,403	$77,673

Of the total net revenues generated in North America, 94% and 96% of the revenues were generated in the United States for the three and nine months ended September 30, 2016, respectively, and 96% of the revenues were generated in the United States for the three and nine months ended September 30, 2015.

Property and equipment, net by geographic area was as follows:

	As of	As of
	September 30, 2016	December 31, 2015
	(in thousands)
United States	$6,946	$6,633
Other	1,063	899

Total	$8,009	$7,532

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We primarily market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of September 30, 2016, we had over 5,800 customers in more than 110 countries, including 37% of the Fortune 1000. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 2% of our revenue for the three or nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, no customer represented more than 1% of our revenue.

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

Our Business Model

We have three offerings: (1) threat exposure management, which includes our Nexpose, Metasploit and AppSpider products, (2) incident detection and response, which includes our InsightUBA (formerly known as UserInsight), InsightIDR, Analytic Response and Logentries products as well as our incident response services and (3) security advisory services.

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

An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, on a monthly basis in a trailing 12-month period by the dollar value of the corresponding expiring customer agreements, and then determining the average for the three months in the quarter. We also calculate an expiring renewal rate that does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. Our renewal rate was 121% and 122% for the third quarter of 2016 and 2015, respectively, and our expiring revenue renewal rate was 89% and 88% for the third quarter of 2016 and 2015, respectively. Our goal is to maintain what we believe are strong renewal rates, and work to increase them over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, economic conditions or overall reductions in our customers’ spending levels.

We generate revenue from selling products, maintenance and support, and professional services. For the three months ended September 30, 2016 and 2015, 81% and 82% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 19% and 18%, respectively, was derived from the sale of professional services. For the nine months ended September 30, 2016 and 2015, 82% of our revenue was derived from sales of products and associated maintenance and support, while the remaining 18% was derived from the sale of professional services.

For the three and nine months ended September 30, 2016 and 2015, recurring revenue, defined as sales of content subscriptions, managed services, cloud-based subscriptions and maintenance and support, remained consistent at 62% of total revenue. We generally bill customers and collect payment for both our products and services up front.

For the three months ended September 30, 2016 and 2015, 87% and 84%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods. For the nine months ended September 30, 2016 and 2015, 65% and 64%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods.

Key Metrics

We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Total revenue	$40,339	$28,312	$112,403	$77,673
Year-over-year growth	42.5%	39.3%	44.7%	41.4%
Operating cash flow	$1,790	$2,273	$2,061	$(1,980)

	As of September 30,
	2016	2015
Deferred revenue	$149,264	$110,152
Number of customers	5,873	4,423

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

Number of Customers. We believe that the size of our customer base is an indicator of our global market penetration and that our net customer additions are an indicator of the growth of our business. We define a customer as any entity that has (1) an active Rapid7 contract or a contract that expired within 90 days or less of the applicable measurement date, (2) purchased Rapid7 professional services within the 12 months preceding the applicable measurement date or (3) an active subscription to our Logentries product with a contract value equal to or greater than $2,400 per year.

Non-GAAP Financial Results

To supplement our consolidated financial statements, which are prepared and presented in accordance with generally accepted accounting principles in the United States, or GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP operating loss, non-GAAP net loss, and non-GAAP net loss per share, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangible assets, acquisition related expenses and impairment of long-lived assets. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should consider our non-GAAP financial measures alongside our GAAP financial results.

We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of intangible assets allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over several years after the acquisition. We also exclude the impact of costs directly related to acquisitions and asset impairments as these costs are unrelated to the current operations and neither comparable to the prior period nor predictive of future results, which we believe allows for a more meaningful comparison between the operating results from period to period. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility into the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.

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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
GAAP total gross profit	$30,301	$21,249	$84,360	$57,391
Stock-based compensation expense	166	102	445	203
Amortization of intangible assets	447	285	1,338	764

Non-GAAP total gross profit	$30,914	$21,636	$86,143	$58,358

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
GAAP gross profit – products and maintenance and support	$27,586	$20,233	$77,806	$55,062
Stock-based compensation expense	52	23	196	34
Amortization of intangible assets	447	285	1,338	764

Non-GAAP gross profit – products and maintenance and support	$28,085	$20,541	$79,340	$55,860

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
GAAP gross profit – professional services	$2,715	$1,016	$6,554	$2,329
Stock-based compensation expense	114	79	249	169

Non-GAAP gross profit – professional services	$2,829	$1,095	$6,803	$2,498

The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
GAAP loss from operations	$(10,204)	$(10,498)	$(39,104)	$(25,689)
Stock-based compensation expense	4,177	1,427	13,337	2,833
Amortization of intangible assets	769	285	1,935	764
Acquisition related expenses	—	551	—	967
Impairment of long-lived assets	—	483	—	483

Non-GAAP loss from operations	$(5,258)	$(7,752)	$(23,832)	$(20,642)

The following table reconciles GAAP net loss attributable to common shareholders to non-GAAP net loss for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
GAAP net loss attributable to common stockholders	$(10,194)	$(25,986)	$(39,226)	$(77,973)
Accretion of preferred stock to redemption value	—	—	—	35,061
Beneficial conversion charge relating to IPO participation payment	—	14,161	—	14,161

GAAP net loss	(10,194)	(11,825)	(39,226)	(28,751)
Stock-based compensation expense	4,177	1,427	13,337	2,833
Amortization of intangible assets	769	285	1,935	764
Acquisition related expenses	—	551	—	967
Impairment of long-lived assets	—	483	—	483

Non-GAAP net loss	$(5,248)	$(9,079)	$(23,954)	$(23,704)

Non-GAAP net loss per share, basic and diluted	$(0.13)	$(0.27)	$(0.58)	$(1.21)

Weighted-average common shares outstanding, basic and diluted	41,482,173	33,020,484	41,033,080	19,544,759

Components of Results of Operations

Revenue

We generate revenue primarily from selling products, maintenance and support and professional services through a variety of delivery models to meet the needs of our diverse customer base. We generally bill customers and collect payment for both our products and services up front.

Products

We generate products revenue from the sale of (1) perpetual or term software licenses and associated content subscriptions for our Nexpose, Metasploit and AppSpider products, (2) managed services for our Nexpose, AppSpider and Analytic Response products and (3) cloud-based subscriptions for our InsightUBA, InsightIDR, AppSpider and Logentries products. We also generate an immaterial amount of appliance revenue that is included in our products revenue and is associated with hardware sold as part of our Nexpose product to certain customers. Revenue for software licenses and any other products and services that are sold along with the software license is deferred on our balance sheet and recognized as revenue on our consolidated statements of operations ratably over the contractual period of the maintenance and support, which is typically one to three years.

Maintenance and Support

We generate maintenance and support revenue when customers purchase or renew agreements for maintenance and support of their Nexpose, Metasploit and AppSpider deployments. Substantially all of our customers purchase an agreement for maintenance and support in connection with their purchase of a Nexpose, Metasploit or AppSpider software license. Revenue from maintenance and support is typically recognized ratably over the term of the applicable agreement.

Professional Services

We generate professional service revenue from the sale of deployment and training services related to our products, incident response services and security advisory services. Revenue from professional services sold together with our other product offerings is recognized ratably over the term of the applicable agreement. Revenue from professional services sold on a stand-alone basis is recognized as those services are rendered.

Cost of Revenue

Our total cost of revenue consists of the costs of products, maintenance and support and professional services revenue.

Cost of Products

Cost of products consists of personnel and related costs for our content and cloud operations team, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead costs, which consist of IT, information security, recruiting, facilities and depreciation and are allocated based on relative headcount. Also included in cost of products are software license fees, hardware, cloud computing costs and internet connectivity expenses directly related to delivering our products, as well as amortization of intangible assets.

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

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest income on our cash and cash equivalents, and in prior years, consisted primarily of interest incurred on our term loan obligation and related discount amortization.

Other Income (Expense), Net

Other income (expense), net consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates.

Provision for Income Taxes

Provision for income taxes relates primarily to U.S. federal and state, as well as certain foreign jurisdiction, income taxes. We have generated net losses in all periods to date and recorded a full valuation allowance against our U.S. and Ireland deferred tax assets. We expect to maintain a full valuation allowance on our U.S. and Ireland deferred tax assets in the near term. Realization of our U.S. and Ireland deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Results of Operations

The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$23,108	$16,240	$64,709	$44,524
Maintenance and support	9,694	7,002	27,037	19,054
Professional services	7,537	5,070	20,657	14,095

Total revenue	40,339	28,312	112,403	77,673
Cost of revenue:(1)
Products	3,415	1,504	8,700	4,389
Maintenance and support	1,801	1,505	5,240	4,127
Professional services	4,822	4,054	14,103	11,766

Total cost of revenue	10,038	7,063	28,043	20,282
Operating expenses:(1)
Research and development	11,616	9,945	36,890	24,490
Sales and marketing	21,284	16,265	65,732	43,952
General and administrative	7,605	5,537	20,842	14,638

Total operating expenses	40,505	31,747	123,464	83,080

Loss from operations	(10,204)	(10,498)	(39,104)	(25,689)
Interest income (expense), net	44	(1,067)	55	(2,489)
Other income (expense), net	36	(49)	184	(191)

Loss before income taxes	(10,124)	(11,614)	(38,865)	(28,369)
Provision for income taxes	70	211	361	382

Net loss	(10,194)	(11,825)	(39,226)	(28,751)
Accretion of preferred stock to redemption value	—	—	—	(35,061)
Beneficial conversion charge relating to IPO participation payment	—	(14,161)	—	(14,161)

Net loss attributable to common stockholders	$(10,194)	$(25,986)	$(39,226)	$(77,973)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$166	$102	$445	$203
Research and development	1,600	507	4,617	917
Sales and marketing	1,328	418	5,453	728
General and administrative	1,083	400	2,822	985

Total stock-based compensation expense	$4,177	$1,427	$13,337	$2,833

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$648	$467	$1,916	$1,254
Research and development	262	294	875	771
Sales and marketing	497	432	1,450	1,186
General and administrative	504	146	1,089	489

Total depreciation and amortization expense	$1,911	$1,339	$5,330	$3,700

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Statement of Operations Data:
Revenue:
Products	57.3%	57.4%	57.6%	57.3%
Maintenance and support	24.0	24.7	24.0	24.5
Professional services	18.7	17.9	18.4	18.2

Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	8.5	5.3	7.7	5.7
Maintenance and support	4.5	5.3	4.7	5.3
Professional services	11.9	14.3	12.5	15.1

Total cost of revenue	24.9	24.9	24.9	26.1
Operating expenses:
Research and development	28.8	35.1	32.8	31.5
Sales and marketing	52.8	57.4	58.5	56.6
General and administrative	18.8	19.6	18.5	18.9

Total operating expenses	100.4	112.1	109.8	107.0

Loss from operations	(25.3)	(37.0)	(34.7)	(33.1)
Interest income (expense), net	0.1	(3.8)	—	(3.2)
Other income (expense), net	0.1	(0.2)	0.1	(0.2)

Loss before income taxes	(25.1)	(41.0)	(34.6)	(36.5)
Provision for income taxes	0.2	0.8	0.3	0.5

Net loss	(25.3)	(41.8)	(34.9)	(37.0)
Accretion of preferred stock to redemption value	—	—	—	(45.2)
Beneficial conversion charge relating to IPO participation payment	—	(50.0)	—	(18.2)

Net loss attributable to common stockholders	(25.3)%	(91.8)%	(34.9)%	(100.4)%

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue:
Products	$23,108	$16,240	$6,868	42.3%
Maintenance and support	9,694	7,002	2,692	38.4
Professional services	7,537	5,070	2,467	48.7

Total revenue	$40,339	$28,312	$12,027	42.5%

Total revenue increased by $12.0 million in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to an increase of $11.4 million in revenue recognized from our deferred revenue balance. The remaining increase was the result of purchases of additional products and services in the amount of $0.4 million by our existing customers and $0.2 million in sales to new customers that were acquired in the three months ended September 30, 2016. The increase in total revenue in the three months ended September 30, 2016 was comprised of $9.6 million generated from sales in North America and $2.4 million generated from sales from the rest of the world. We added 245 net new customers during the three months ended September 30, 2016, bringing our total customer count to 5,873 as of September 30, 2016, as compared to adding 267 net new customers, resulting in a total customer count of 4,423 for the same period in 2015. Products revenue and maintenance and support revenue increased primarily due to the same contributors that drove our increase in total revenue. Professional services revenue increased primarily due to increased demand for our assessment services and deployment and training services.

Cost of Revenue

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue:
Products	$3,415	$1,504	$1,911	127.1%
Maintenance and support	1,801	1,505	296	19.7
Professional services	4,822	4,054	768	18.9

Total cost of revenue	$10,038	$7,063	$2,975	42.1%

Gross margin %:
Products	85.2%	90.7%
Maintenance and support	81.4	78.5
Professional services	36.0	20.0

Total gross margin %	75.1%	75.1%

Total cost of revenue increased by $3.0 million in the three months ended September 30, 2016 compared to the same period in 2015, partially due to a $1.1 million increase in personnel costs as a result of our increase in headcount from 129 as of September 30, 2015 to 160 as of September 30, 2016 in order to support our growing customer base. Our increase in total cost of revenue also included a $1.1 million increase in cloud computing costs, a $0.3 million increase in allocated overhead and a $0.2 million increase in amortization of intangible assets acquired as part of the Logentries acquisition. The increase in cost of revenue in the three months ended September 30, 2016 also included a write-off of obsolete appliance inventory in the amount of $0.3 million.

Total gross margin percentage for the three months ended September 30, 2016 remained constant compared to the same period in 2015. Products gross margin decreased for the three months ended September 30, 2016 compared to the same period in 2015, largely due to the increase in cloud computing costs, which are directly related to our cloud-based subscriptions, and the aforementioned write-off of obsolete appliance inventory. Professional services gross margin increased primarily due to scale efficiencies driven by increased demand for our assessment services and deployment and training services.

Operating Expenses

Research and Development Expense

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$11,616	$9,945	$1,671	16.8%
% of revenue	28.8%	35.1%

Research and development expense increased by $1.7 million in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to a $1.6 million increase in personnel costs as a result of our increase in headcount of our research and development teams from 166 as of September 30, 2015 to 240 as of September 30, 2016 intended to support our product innovation. Included in the increase in personnel cost was a $1.1 million increase in stock-based compensation expense and $0.8 million of additional cost attributable to the Logentries acquisition, partially offset by $0.5 million in government grant proceeds received in Northern Ireland. Our increase in research and development expense also included a $0.6 million increase in allocated overhead, offset by a $0.5 million reduction related to a charge taken in 2015 for the write-off of capitalized product development costs.

Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$21,284	$16,265	$5,019	30.9%
% of revenue	52.8%	57.4%

Sales and marketing expense increased by $5.0 million in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to a $3.4 million increase in personnel costs as a result of our increase in headcount from 267 as of September 30, 2015 to 350 as of September 30, 2016, intended to drive additional sales of our products and services. Included in the increase in personnel costs was a $0.9 million increase in stock-based compensation expense and $0.9 million of additional costs attributable to the Logentries acquisition. Our increase in sales and marketing expense also included a $0.8 million increase in advertising and marketing programs, a $0.4 million increase in partner referral fees and a $0.4 million increase in allocated overhead.

General and Administrative Expense

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$7,605	$5,537	$2,068	37.3%
% of revenue	18.8%	19.6%

General and administrative expense increased by $2.1 million in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to a $1.4 million increase in personnel costs as a result of our increase in headcount from 87 as of September 30, 2015 to 118 as of September 30, 2016 in order to support our overall company growth as well as our operations as a public company. Included in the increase in personnel costs was a $0.7 million increase in stock-based compensation expense. Our increase in general and administrative expense also included a $0.3 million increase in amortization of intangible assets acquired as part of the Logentries acquisition, as well as a $0.4 million increase related to a settlement and licensing agreement with a third party and $0.3 million related to global structuring of our intellectual property and international entities, partially offset by acquisition related expenses of $0.5 million in the three months ended September 30, 2015.

Interest Income (Expense), Net

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Interest income (expense), net	$44	$(1,067)	$1,111	NM
% of revenue	0.1%	(3.8)%

Interest income (expense), net increased by $1.1 million in the three months ended September 30, 2016 compared to the same period in 2015 primarily due to the repayment in full and termination of our term loan in July 2015, which significantly reduced our interest expense.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Other income (expense), net	$36	$(49)	$85	NM
% of revenue	0.1%	(0.2)%

Other income (expense), net increased by $0.1 million in the three months ended September 30, 2016 compared to the same period in 2015 primarily due to realized and unrealized foreign currency losses, specifically related to the Euro and British Pound.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Provision for income taxes	$70	$211	$(141)	(66.8)%
% of revenue	0.2%	0.8%

Provision for income taxes decreased by $0.1 million in the three months ended September 30, 2016 compared to the same period in 2015, primarily due to research and development tax credit refund claims in applicable foreign jurisdictions.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue:
Products	$64,709	$44,524	$20,185	45.3%
Maintenance and support	27,037	19,054	7,983	41.9
Professional services	20,657	14,095	6,562	46.6

Total revenue	$112,403	$77,673	$34,730	44.7%

Total revenue increased by $34.7 million in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to an increase of $23.6 million in revenue recognized from our deferred revenue balance. The remaining increase was the result of increased purchases of additional products and services in the amount of $7.2 million by our existing customers and $3.9 million in sales to new customers that were acquired in the nine months ended September 30, 2016. The increase in total revenue in the nine months ended September 30, 2016 was comprised of $29.1 million generated from sales in North America and $5.6 million generated from sales from the rest of the world. We added 741 net new customers during the nine months ended September 30, 2016, bringing our total customer count to 5,873 as of September 30, 2016, as compared to adding 690 net new customers, resulting in a total customer count of 4,423 for the same period in 2015. Products revenue and maintenance and support revenue increased primarily due to the same contributors that drove our increase in total revenue. Professional services revenue increased primarily due to increased demand for our assessment services and deployment and training services.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Cost of revenue:
Products	$8,700	$4,389	$4,311	98.2%
Maintenance and support	5,240	4,127	1,113	27.0
Professional services	14,103	11,766	2,337	19.9

Total cost of revenue	$28,043	$20,282	$7,761	38.3%

Gross margin %:
Products	86.6%	90.1%
Maintenance and support	80.6	78.3
Professional services	31.7	16.5

Total gross margin %	75.1%	73.9%

Total cost of revenue increased by $7.8 million in the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to a $3.7 million increase in personnel costs related to our increase in headcount from 129 as of September 30, 2015 to 160 as of September 30, 2016 in order to support our growing customer base. Our increase in total cost of revenue also included a $2.2 million increase in cloud computing costs, a $0.9 million increase in allocated overhead, a $0.6 million increase in amortization of intangible assets largely due to the Logentries acquisition and a $0.1 million increase in travel and entertainment expense. The increase in cost of revenue in the nine months ended September 30, 2016 also included a write-off of obsolete appliance inventory in the amount of $0.3 million.

Total gross margin percentage increased for the nine months ended September 30, 2016 compared to the same period in 2015, due primarily to an increase in our professional services gross margin, which resulted from scale efficiencies driven by higher demand for our assessment services and deployment and training services. Products gross margin decreased for the nine months ended September 30, 2016 compared to the same period in 2015 largely due to the increase in cloud computing costs, which are directly related to our cloud-based subscriptions, and the write-off of obsolete appliance inventory.

Operating Expenses

Research and Development Expense

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Research and development	$36,890	$24,490	$12,400	50.6%
% of revenue	32.8%	31.5%

Research and development expense increased by $12.4 million in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to a $10.4 million increase in personnel costs as a result of our increase in headcount of our research and development teams from 166 as of September 30, 2015 to 240 as of September 30, 2016 to support our product innovation. Included in the increase in personnel cost was a $3.7 million increase in stock-based compensation expense and $3.6 million of additional costs attributable to the NTO and Logentries acquisitions, partially offset by a $0.5 million in government grant proceeds received in Northern Ireland. Our increase in research and development expense also included a $2.3 million increase in allocated overhead and a $0.2 million increase in travel and entertainment expense, offset by a $0.5 million reduction related to a charge taken in 2015 for the write-off of capitalized product development costs.

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Sales and marketing	$65,732	$43,952	$21,780	49.6%
% of revenue	58.5%	56.6%

Sales and marketing expense increased by $21.8 million in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to a $15.1 million increase in personnel costs as a result of our increase in headcount from 267 as of September 30, 2015 to 350 as of September 30, 2016, intended to drive additional sales of our products and services. Included in the increase in personnel cost was a $4.7 million increase in stock-based compensation expense and $2.6 million of additional costs attributable to the Logentries acquisition. Our increase in sales and marketing expense also included a $2.4 million increase in allocated overhead, a $1.9 million increase in partner referral fees, a $1.3 million increase in advertising and marketing programs, a $1.0 million increase in travel and entertainment expense, and a $0.1 million increase in amortization of intangible assets.

General and Administrative Expense

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
General and administrative	$20,842	$14,638	$6,204	42.4%
% of revenue	18.5%	18.9%

General and administrative expense increased by $6.2 million in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to a $3.9 million increase in personnel costs as a result of our increase in headcount from 87 as of September 30, 2015 to 118 as of September 30, 2016 in order to support our overall company growth as well as operations as a public company. Included in the increase in personnel costs was a $1.8 million increase in stock-based compensation expense. Our increase in general and administrative expense also included a $0.7 million increase related to global structuring of our intellectual property and international entities, $0.4 million related to a settlement and licensing agreement with a third party, a $0.8 million increase in allocated overhead, and a $0.5 million increase in amortization of intangible assets largely due to the Logentries acquisition.

Interest Income (Expense), Net

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Interest income (expense), net	$55	$(2,489)	$2,544	NM
% of revenue	—%	(3.2)%

Interest income (expense), net increased by $2.5 million in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the repayment in full and termination of our term loan in July 2015, which significantly reduced our interest expense.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Other income (expense), net	$184	$(191)	$375	NM
% of revenue	0.1%	(0.2)%

Other income (expense), net increase by $0.4 million in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to realized and unrealized foreign currency gains, specifically in the Euro and British Pound.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Provision for income taxes	$361	$382	$(21)	(5.5)%
% of revenue	0.3%	0.5%

Provision for income taxes decreased nominally in the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to increased foreign taxes resulting from growth of our operations overseas offset by research and development tax credit refund claims in applicable foreign jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents and our accounts receivable. In connection with our initial public offering, or IPO, and concurrent private placement in July 2015, we received aggregate net proceeds to us of $112.3 million, after deducting underwriting discounts and commissions related to our IPO of $8.3 million and offering expenses of $3.1 million. Prior to our IPO, we funded our operations primarily through issuances of common and redeemable convertible preferred stock and debt, including net proceeds of $93.4 million from the sale of shares of common and preferred stock. As of September 30, 2016, we had $87.7 million in cash and cash equivalents and an accumulated deficit of $379.6 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future.

We believe that our existing cash balance together with cash generated from our operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and professional service offerings and the cost of any future acquisitions of technology or businesses. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital on terms satisfactory to us when we require it, our business, operating results and financial condition could be adversely affected.

The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash and cash equivalents at beginning of period	$86,553	$36,823
Net cash provided by (used in) operating activities	2,061	(1,980)
Net cash used in investing activities	(3,307)	(6,183)
Net cash provided by financing activities	2,348	95,464
Effects of exchange rates on cash	60	(140)

Cash and cash equivalents at end of period	$87,715	$123,984

Uses of Funds

Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions.

Operating Activities

Operating activities provided $2.1 million of cash in the nine months ended September 30, 2016. Cash provided by operating activities reflected our net loss of $39.2 million, offset by a decrease in our net operating assets and liabilities of $22.1 million and non-cash charges of $19.2 million related to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and non-cash interest charges. The decrease in our net operating assets and liabilities was primarily due to a $19.0 million increase in deferred revenue, a $5.1 million decrease in accounts receivable, a $0.5 million increase in accounts payable and a $0.2 million increase in other liabilities, which each had a positive impact on operating cash flow. These factors were offset by a $1.6 million decrease in accrued expenses, which was largely the result of annual bonus and increased commission payments and a $1.1 million increase in prepaid expenses and other assets, which each had a negative impact on operating cash flow.

Operating activities used $2.0 million of cash in the nine months ended September 30, 2015. Cash used in operating activities reflected our net loss of $28.8 million, partially offset by a decrease in our net operating assets and liabilities of $17.8 million and non-cash charges of $9.0 million related to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and impairment charges. The decrease in our net operating assets and liabilities was primarily due to a $25.1 million increase in deferred revenue from sales of our products and services and a $1.6 million increase in accrued expenses, partially offset by a $6.7 million increase in accounts receivable, a $1.6 million decrease in accounts payable and a $0.5 million increase in prepaid expenses and other assets and a $0.1 million decrease in other liabilities.

Investing Activities

Investing activities used $3.3 million of cash in the nine months ended September 30, 2016, as a result of capital expenditures to purchase equipment and leasehold improvements.

Investing activities used $6.2 million of cash in the nine months ended September 30, 2015, as a result of $3.3 million for net cash used in the acquisition of NTO and $2.9 million for capital expenditures to purchase property and equipment, largely related to leasehold improvements associated with office space expansions.

Financing Activities

Financing activities provided $2.3 million of cash in the nine months ended September 30, 2016, which consisted primarily of $3.7 million in proceeds from the issuance of common shares purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan, or ESPP, and $2.5 million in proceeds from the exercise of stock options, partially offset by $3.8 million in withholding taxes paid for the net share settlement of equity awards and $0.1 million of payments on capital lease obligations.

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

Contractual Obligations and Commitments

As of September 30, 2016, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

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

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Hong Kong, Canada, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at September 30, 2016 would not be material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.

Interest Rate Risk

We are exposed to interest rate risk in the ordinary course of our business. As of September 30, 2016, we had cash and cash equivalents of $87.7 million, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have posted a net loss in each year since inception, including net losses of $39.2 million and $28.8 million in the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had an accumulated deficit of $379.6 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend substantial financial and other resources on:

•	research and development related to our offerings, including investments in our research and development team;

•	sales and marketing, including a significant expansion of our sales organization, both domestically and internationally;

•	continued international expansion of our business;

•	expansion of our professional services organization; and

•	general administration expenses, including legal and accounting expenses related to our growth and continued expenses with respect to being a public company.

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

The market for cyber security solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our competitors include: vulnerability management and assessment vendors, including Qualys and Tenable Network Security; diversified security software and services vendors, including IBM and HP Enterprise; legacy compliance and monitoring solutions such as SIEM, including those provided by LogRhythm, Alienvault and Sumo Logic; security services specialists, including Mandiant (a subsidiary of FireEye); and providers of point solutions that compete with some of the features present in our solutions.

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

In addition, it is difficult to predict customer adoption and renewal rates, customer demand for our products and professional services, the size and growth rate of the market for cyber security data analytics, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our offerings and those of our competitors. If these offerings do not achieve widespread adoption or there is a reduction in demand for solutions in our market caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenue, any of which would adversely affect our business operations and financial results. You should consider our business and prospects in light of the risks and difficulties we face in this new and unproven market.

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

We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the nine months ended September 30, 2016 and 2015, international operations generated 14% and 13% of our revenue, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services outside of the United States or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

•	increased management, infrastructure and legal costs associated with having international operations;

•	reliance on channel partners;

•	trade and foreign exchange restrictions;

•	economic or political instability or uncertainty in foreign markets and around the world, such as related to the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union, commonly referred to as “Brexit”;

•	foreign currency exchange fluctuations;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements, including, but not limited to data privacy, data protection and data security regulations;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

•	costs of compliance with U.S. laws and regulations for foreign operations, including the Foreign Corrupt Practices Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell or provide our solutions in certain foreign markets, and the risks and costs of non-compliance;

•	heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

•	the potential for political unrest, acts of terrorism, hostilities or war;

•	management communication and integration problems resulting from cultural differences and geographic dispersion;

•	costs associated with language localization of our products; and

•	costs of compliance with multiple and possibly overlapping tax structures.

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

We are also monitoring developments related to Brexit, which could have significant implications for our business. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and differing laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations in the United Kingdom and our financial results.

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

Our operating results have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our products and professional services;

•	customer renewal rates;

•	the extent to which customers purchase additional products, including content subscriptions and maintenance and support related to our Nexpose, Metasploit and AppSpider products, or professional services;

•	the level of perceived threats to organizations’ cyber security;

•	network outages, security breaches, technical difficulties or interruptions with our products;

•	changes in the growth rate of the markets in which we compete;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

•	the timing and success of new product or professional service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;

•	the introduction or adoption of new technologies that compete with our offerings;

•	the mix of our products and professional services sold during a period;

•	decisions by potential customers to purchase cyber security products or services from other vendors;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the timing of sales commissions relative to the recognition of revenue and the timing of revenue recognition generally;

•	price competition;

•	our ability to successfully manage any future acquisitions of businesses, including without limitation the timing of expenses and potential future charges for impairment of goodwill from acquired companies;

•	our ability to increase, retain and incentivize the channel partners that market and sell our products and professional services;

•	our continued international expansion and associated exposure to changes in foreign currency exchange rates, including any fluctuations caused by uncertainties relating to Brexit;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	unforeseen litigation and intellectual property infringement;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

•	the strength of regional, national and global economies;

•	the impact of natural disasters or manmade problems such as terrorism; and

•	future accounting pronouncements or changes in our accounting policies.

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

Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner. For example, in October 2015, we acquired RevelOps, Inc. (d/b/a Logentries). The Logentries acquisition is intended to provide us with machine data search, forensics, and compliance capabilities that complement and build upon our current offerings. The integration process of a new business or technology, such as Logentries, requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration of Logentries or any future acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development and sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition, including certain employees which we acquired in connection with our acquisition of Logentries. If we are unable to effectively execute or integrate acquisitions, our business, financial condition and operating results could be adversely affected.

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

Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the nine months ended September 30, 2016, we incurred approximately 13% of our expenses outside of the United States in foreign currencies, primarily the pound sterling (GBP) and Euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the nine months ended September 30, 2016, approximately 5% of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. The results of our operations may be adversely affected by foreign exchange fluctuations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.

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

We also incorporate encryption technology into our products. These encryption products may be exported outside of the United States only with the required export authorizations, including by a license, a license exception or other appropriate government authorizations, including the filing of a product classification request. We previously deployed certain of our Metasploit products prior to obtaining the appropriate export authorizations. As such, we did not fully comply with applicable encryption controls in the U.S. Export Administration Regulations. Further, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments or persons. Although we take precautions to prevent our products from being provided to those subject to U.S. sanctions, such measures may be circumvented. We are aware of previous exports in the form of downloads of certain of our Metasploit products by persons and organizations that appear to be located in countries that are the subject of U.S. embargoes, and by certain other persons and organizations without the requisite export authorizations. In September 2014, we initiated and filed a voluntary self-disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, concerning our previous failure to obtain required authorizations for certain exports, as well as historical exports of free and trial software to embargoed countries. In March and August 2015, we filed supplements to the voluntary self-disclosure to BIS containing additional information regarding unauthorized exports. Also in March 2015, we filed a voluntary self-disclosure with the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, concerning exports of free and trial versions of our Metasploit products to embargoed countries, specifically Cuba, Iran, Sudan and Syria. As these transactions involved free downloads of our software, we did not derive any revenue from such transactions. On May 22, 2015, OFAC determined not to pursue a civil monetary penalty against us and issued us a Cautionary Letter to resolve our voluntary self-disclosure regarding the free downloads in embargoed countries. The voluntary self-disclosure submitted to BIS currently remains under review, and we are cooperating with BIS. It is possible that the matters discussed in the BIS voluntary self-disclosure could result in monetary penalties or other penalties being assessed against us.

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

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, HIPAA, the Gramm Leach Bliley Act and state breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, or our customers, must comply, including the Data Protection Directive 95/46/EC (“Directive”) established in the European Union (“EU”) and local EU Member State legislation implementing the Directive, such as the Data Protection Act in the UK. Further, many federal, state and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. If passed, we will likely incur additional expenses and costs associated with complying with such laws.

In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, we signed up to the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they are adhering to relevant European standards for data protection. On October 6, 2015, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Safe Harbor Framework. In light of CJEU’s decision, we are reviewing our current operations to ensure that our EU-U.S. data transfers comply with EU data protection laws. The available legal basis for such transfers will depend on a number of factors, including, for example, the type of data and the European Economic Area country from which the data is being transferred, and may require that we obtain express consent from the customer or employee whose data is being transferred or include in our agreements with the applicable customer or European Economic Area employing entity the standard contractual clauses that have been approved by the EU Commission or adopt one of the other alternative mechanisms available in order to effect such transfers in compliance with the EU laws. These actions may involve substantial time and expense; for example, if we enter into the standard contractual clauses with a customer, in some EU countries, including Belgium and Spain, executed clauses need to be lodged with or notified to the country’s data protection authority prior to the transfer of any data, and in other countries, including Austria, France, Ireland, Romania and Slovenia, the clauses need to be approved by the country’s data protection authority prior to use. The Article 29 Working Party, a body comprising representatives from data protection authorities (“DPAs”) of all the EU countries that works to harmonize the application of data protection rules throughout the EU, indicated after the CJEU’s ruling on October 6, 2015 that it would allow a grace period until the end of January 2016 to implement alternatives. Following the expiration of the grace period, certain DPAs, such as the Hamburg authority in Germany, have commenced enforcement action against companies which have not put in place an alternative to the EU-U.S. Safe Harbor Framework. Equally, certain German regulators have expressed concerns in respect of the standard contractual clauses and the Irish DPA has commenced proceedings in the Irish High Court to see a reference to the CJEU as to whether the standard contractual clauses can be used as a basis for data transfers to the U.S. The hearing before the Irish High Court is due to commence on February 7, 2017 and is expected to last for approximately three weeks. On February 2, 2016, the EU Commission announced that it had reached agreement with the United States regarding a replacement regime for EU-U.S. transfers referred to as the “Privacy Shield.” On February 29, 2016, the EU Commission released a draft adequacy decision to establish the EU-U.S. Privacy Shield, the program that will replace the Safe Harbor framework that was invalidated by the October 6 decision of the CJEU. On April 13, 2016, the Article 29 Working Party, which advises the EU Commission on data protection matters, published its opinion on the EU Commission’s draft adequacy decision of the Privacy Shield. The Article 29 Working Party raised a number of concerns. The Article 29 Working Party did not, however, reject the proposal, but instead requested that the EU Commission clarify the drafting of the proposal and resolve the outstanding concerns about adequately protecting personal data. On July 12, 2016, the EU Commission formally approved the text and adopted the draft adequacy decision. The U.S. Department of Commerce has accepted applications for self-certification under the new Privacy Shield framework from August 1, 2016. We are reviewing all of the transfer options currently available and working to secure an alternative legal means to support our data transfers. However, as we have not yet put in place an alternative framework, the EU data protection authorities could impose a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.

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

As of September 30, 2016, we had 10 issued patents and 16 patent applications pending in the United States relating to our products. We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Rapid7,” “Nexpose” and “Metasploit” names and logos in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $27.45 through October 31, 2016. Factors that may affect the market price of our common stock include:

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

As of October 31, 2016, our directors, executive officers and holders of more than 10% of our common stock, some of whom are represented on our board of directors, together with their affiliates, beneficially owned 52% of the voting power of our outstanding capital stock. As a result, these stockholders will be able to determine the outcome of matters submitted to our stockholders for approval. This concentration of ownership by itself may have the effect of delaying, deferring or preventing a change in control of the company, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn, could materially and adversely affect the market price of our common stock.

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

As of October 31, 2016, 42,495,607 shares of our common stock were issued and outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. The majority of these shares were acquired prior to our IPO and were subject to lock-up agreements prohibiting holders of these shares from selling any of their shares for a period of 180 days following our IPO. These lock-up agreements have expired and, as a result, a substantial number of our shares are now generally freely tradable, subject, in the case of sales by our affiliates, to the volume limitations and other provisions of Rule 144 under the Securities Act. If holders of these shares sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly.

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.

3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.

10.1(3)+	Transition and Release Agreement, dated as of August 5, 2016, by and between Rapid7, Inc. and Steven Gatoff

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on August 8, 2016, and incorporated herein by reference.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPID7, INC.

Date: November 10, 2016	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Steven Gatoff
Name: Steven Gatoff
Title: Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.

3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.

10.1(3)+	Transition and Release Agreement, dated as of August 5, 2016, by and between Rapid7, Inc. and Steven Gatoff

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(2)	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(3)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on August 8, 2016, and incorporated herein by reference.
*	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+	Indicates management contract or compensatory plan.