Form 10-Q
period 2017-03-31
Rapid7, Inc.
filed 2017-05-10
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2017, there were 42,858,692 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$50,662	$53,148
Short-term investments	28,561	18,779
Accounts receivable, net of allowance for doubtful accounts of $1,130 and $1,061 at March 31, 2017 and December 31, 2016, respectively	33,703	49,154
Prepaid expenses and other current assets	7,742	9,152
Total current assets	120,668	130,233
Long-term investments	16,803	20,162
Property and equipment, net	8,010	8,088
Goodwill	75,110	75,110
Intangible assets, net	8,460	8,946
Other assets	720	764
Total assets	$229,771	$243,303
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,495	$4,012
Accrued expenses	16,346	23,499
Deferred revenue, current portion	116,564	116,903
Other current liabilities	1,239	1,195
Total current liabilities	137,644	145,609
Deferred revenue, non-current portion	51,083	52,160
Other long-term liabilities	3,187	3,496
Total liabilities	191,914	201,265
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; 0 shares issued at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 43,309,925 and 43,018,737 shares issued at March 31, 2017 and December 31, 2016, respectively; 42,840,896 and 42,554,683 shares outstanding at March 31, 2017 and December 31, 2016, respectively	428	426
Treasury stock, at cost, 469,029 and 464,054 shares at March 31, 2017 and December 31, 2016, respectively	(4,457)	(4,391)
Additional paid-in-capital	441,913	435,360
Accumulated other comprehensive loss	(39)	(19)
Accumulated deficit	(399,988)	(389,338)
Total stockholders’ equity	37,857	42,038
Total liabilities and stockholders’ equity	$229,771	$243,303
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Products	$25,942	$20,145
Maintenance and support	10,802	8,381
Professional services	8,501	6,270
Total revenue	45,245	34,796
Cost of revenue:
Products	4,710	2,598
Maintenance and support	1,878	1,681
Professional services	5,676	4,433
Total cost of revenue	12,264	8,712
Total gross profit	32,981	26,084
Operating expenses:
Research and development	11,393	12,342
Sales and marketing	24,810	22,768
General and administrative	7,248	6,593
Total operating expenses	43,451	41,703
Loss from operations	(10,470)	(15,619)
Other income (expense), net:
Interest income (expense), net	169	(15)
Other income (expense), net	(115)	196
Loss before income taxes	(10,416)	(15,438)
Provision for income taxes	129	142
Net loss	$(10,545)	$(15,580)
Net loss per share, basic and diluted	$(0.25)	$(0.38)
Weighted-average common shares outstanding, basic and diluted	42,016,831	40,547,669
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016

Net loss	$(10,545)	$(15,580)
Other comprehensive loss:
Net unrealized loss on investments	(20)	—
Comprehensive loss	$(10,565)	$(15,580)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,545)	$(15,580)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,624	1,711
Stock-based compensation expense	4,279	5,519
Provision for doubtful accounts	316	124
Foreign currency re-measurement loss (gain)	44	(223)
Other non-cash expenses	97	78
Changes in assets and liabilities:
Accounts receivable	15,182	14,048
Prepaid expenses and other assets	1,466	(716)
Accounts payable	(244)	(500)
Accrued expenses	(7,216)	(7,427)
Deferred revenue	(1,416)	1,540
Other liabilities	(266)	(166)
Net cash provided by (used in) operating activities	3,321	(1,592)
Cash flows from investing activities:
Purchases of property and equipment	(1,335)	(1,092)
Purchases of investments	(7,401)	—
Maturities of investments	900	—
Net cash used in investing activities	(7,836)	(1,092)
Cash flows from financing activities:
Payments of capital lease obligations	—	(68)
Taxes paid related to net share settlement of equity awards	(169)	(3,087)
Proceeds from employee stock purchase plan	1,499	2,096
Proceeds from stock option exercises	775	547
Net cash provided by (used in) financing activities	2,105	(512)
Effect of exchange rate changes on cash and cash equivalents	(76)	151
Net decrease in cash and cash equivalents	(2,486)	(3,045)
Cash and cash equivalents, beginning of period	53,148	86,553
Cash and cash equivalents, end of period	$50,662	$83,508
Supplemental cash flow information:
Cash paid for income taxes	$65	$274
Cash paid for interest	$—	$1
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies
Description of Business
Rapid7, Inc. and subsidiaries (“we,” “us” or “our”) is a leading provider of analytics for security and IT operations solutions that enable organizations to implement an active, analytics-driven approach to cyber security and IT operations.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (GAAP) as well as pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017.
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification on the statement of cash flows. We adopted this ASU on January 1, 2017 and as a result, we have made an accounting policy election to account for forfeitures as they occur. This change has been applied on a modified retrospective basis, resulting in a cumulative-effect adjustment to increase accumulated deficit by $0.1 million as of January 1, 2017. The adoption of this ASU also requires excess tax benefits and tax deficiencies be recorded in the income statement as opposed to additional paid-in capital when the awards vest or are settled, and has been applied on a prospective basis. In connection with the adoption of this ASU, we recorded a cumulative-effect adjustment as of January 1, 2017 to increase gross deferred tax assets and the related valuation allowance against deferred tax assets by $3.4 million. The provisions related to classification of excess tax benefits in the statement of cash flows were adopted prospectively, and as such, the prior periods were not retrospectively adjusted.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. In August 2015, the FASB issued ASU 2015-14, which provides a one year deferral in the effective date of ASU 2014-09. ASU 2014-09 will now be effective for us beginning January 1, 2018; however, early adoption will be permitted as of the original effective date. We plan to adopt ASU 2014-09 in the first quarter of 2018 and expect to adopt on a modified retrospective basis. Under this method of adoption, we would recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings in the period of initial application. Comparative prior year periods would not be adjusted. We are currently evaluating the potential impact of this standard on our financial position and results of operations. Based on our analysis performed to date, we expect recognition of total revenue related to our perpetual and term software licenses, managed services, cloud-based subscriptions and stand-alone professional services to remain substantially unchanged. However, under the new standard, for software licenses that are sold with professional services in a multiple-element arrangement, the professional services will likely represent a separate performance obligation and we will recognize revenue associated with the professional services as such services are performed. Revenue associated with professional services in a multiple-element arrangement is currently recognized ratably over the related contractual period of maintenance and support (typically one to three years) due to the lack of vendor-specific objective evidence (VSOE) of selling price for the contractual elements. In addition, under the new standard, we expect the allocation of contract consideration for multiple-element arrangements to be on a relative fair value basis which may impact the presentation of revenue by class. Additionally, under the new standard, we expect to capitalize direct and incremental certain commission costs to obtain a contract and amortize such costs over the customer's estimated economic life rather than expensing them as incurred in the period that the commissions are earned by our employees (which is typically upon signing of an arrangement).
Note 2. Fair Value Measurements
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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$4,632	$—	$—	$4,632
U.S. Government agencies	14,973	—	—	14,973
Commercial paper	—	6,295	—	6,295
Corporate bonds	—	17,686	—	17,686
Asset-backed securities	—	6,410	—	6,410
Total assets	$19,605	$30,391	$—	$49,996

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$10,085	$—	$—	$10,085
U.S. Government agencies	14,982	—	—	14,982
Commercial paper	—	8,078	—	8,078
Corporate bonds	—	10,314	—	10,314
Asset-backed securities	—	6,467	—	6,467
Total assets	$25,067	$24,859	$—	$49,926
We had no liabilities measured and recorded at fair value on a recurring basis as of March 31, 2017 or December 31, 2016.
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. Government agencies	$14,993	$—	$(20)	$14,973
Commercial paper	6,295	—	—	6,295
Corporate bonds	17,701	4	(19)	17,686
Asset-backed securities	6,414	—	(4)	6,410
Total assets	$45,403	$4	$(43)	$45,364

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. Government agencies	$14,992	$3	$(13)	$14,982
Commercial paper	7,178	—	—	7,178
Corporate bonds	10,326	1	(13)	10,314
Asset-backed securities	6,464	4	(1)	6,467
Total assets	$38,960	$8	$(27)	$38,941
For all of our investments for which the amortized cost basis was greater than the fair value at March 31, 2017 and December 31, 2016, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Note 3. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Computer equipment and software	$13,268	$12,844
Furniture and fixtures	3,287	3,131
Leasehold improvements	8,557	8,077
Total	25,112	24,052
Less accumulated depreciation	(17,102)	(15,964)
Property and equipment, net	$8,010	$8,088
Depreciation expense was $1.1 million for the three months ended March 31, 2017 and 2016.
Note 4. Goodwill and Intangible Assets
Goodwill was $75.1 million as of March 31, 2017 and December 31, 2016.
Identifiable intangible assets consist of the following:

		As of March 31, 2017			As of December 31, 2016
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	6.3	$11,231	$(3,557)	$7,674	$11,231	$(3,118)	$8,113
Customer relationships	6.7	1,000	(236)	764	1,000	(197)	803
Trade names	6.1	519	(499)	20	519	(496)	23
Non-compete agreements	2.0	40	(38)	2	40	(33)	7
Total intangible assets		$12,790	$(4,330)	$8,460	$12,790	$(3,844)	$8,946
Amortization expense was $0.5 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets as of March 31, 2017 is as follows (in thousands):

2017 (for the remaining nine months)	$1,444
2018	1,886
2019	1,859
2020	1,837
2021	1,332
2022 and thereafter	102
Total	$8,460
Note 5. Stock-Based Compensation Expense

(a)	General
Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$202	$137
Research and development	1,513	1,493
Sales and marketing	1,403	2,901
General and administrative	1,161	988
Total stock-based compensation expense	$4,279	$5,519
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity during the three months ended March 31, 2017 was as follows:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2016	585,004	$18.05	734,577	$13.47
Granted	—	—	1,308,940	13.83
Vested	(78,441)	19.05	(48,312)	13.21
Forfeited	(860)	23.01	(40,554)	12.73
Unvested balance as of March 31, 2017	505,703	$17.89	1,954,651	$13.73
As of March 31, 2017, the unrecognized compensation expense related to our unvested restricted stock and restricted stock units expected to vest was $32.8 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 3.1 years.
During the three months ended March 31, 2017, we repurchased 4,975 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

(c)	Stock Options
Stock option activity during the three months ended March 31, 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	4,580,375	$8.20
Granted	1,138,566	12.93
Exercised	(120,479)	6.43		$1,000
Forfeited/cancelled	(97,442)	12.10
Outstanding as of March 31, 2017	5,501,020	9.15	7.3	$32,817
Vested and exercisable as of March 31, 2017	2,926,282	5.91	5.6	$26,759
Vested and expected to vest as of March 31, 2017	5,501,020	9.15	7.3	$32,817
As of March 31, 2017, the unrecognized compensation expense related to our unvested stock options expected to vest was $14.7 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 3.1 years.
The total fair value of stock options vested in the three months ended March 31, 2017 was $1.0 million. The weighted-average grant date fair value of stock options granted in the three months ended March 31, 2017 was $6.46 per share.

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
On March 15, 2017, we issued 138,085 shares of common stock to employees for aggregate proceeds of $1.5 million. The purchase prices of the shares of common stock were $10.60 and $12.79 per share, which were discounted in accordance with the terms of the ESPP from the closing prices of our common stock on March 16, 2016 of $12.47 and on March 15, 2017 of $15.05, respectively.
Note 6. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except share and per share data)
Numerator:
Net loss	$(10,545)	$(15,580)
Denominator:
Weighted-average common shares outstanding, basic and diluted	42,016,831	40,547,669
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.38)
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	5,501,020	4,881,355
Unvested restricted stock	505,703	1,062,568
Unvested restricted stock units	1,954,651	498,300
Shares to be issued under ESPP	10,959	17,639
Total	7,972,333	6,459,862
Note 7. Commitments and Contingencies

(a)	Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

(b)	Litigation and Claims
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
As permitted under Delaware law, we have entered into indemnification agreements with our officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of the company.
Note 8. Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our chief executive officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
North America	$37,993	$30,132
Other	7,252	4,664
Total	$45,245	$34,796
Of the total net revenues generated in North America, 94% and 97% of the revenues were generated in the United States for the three months ended March 31, 2017 and 2016, respectively.
Property and equipment, net by geographic area was as follows:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
United States	$6,726	$7,063
Other	1,284	1,025
Total	$8,010	$8,088
Note 9. Related Party Transactions
In October 2015, McAfee LLC (formerly known as Intel Security) announced the end-of-sale for the McAfee Vulnerability Manager to customers and partners, effective January 11, 2016, with end-of-life to follow, and announced that we were named their exclusive vulnerability management partner. Under the terms of the commercial agreement, we incur partner referral fees as customers transition from McAfee Vulnerability Manager to Nexpose. During the three months ended March 31, 2017, we recognized sales and marketing expense of $0.9 million related to partner referral fees paid to McAfee LLC. On February 6, 2017, Michael Berry, a member of our Board of Directors, became the Chief Financial Officer of McAfee LLC.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K, filed with the SEC on March 9, 2017.
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
Overview
Rapid7 is a leading provider of analytics for security and IT operations that enable organizations to implement an active, analytics-driven approach to cyber security and IT operations. Our data and analytics platform was purpose-built for today’s increasingly complex and chaotic IT environment. We make it simple to collect and unify operational data from across the entire IT infrastructure, and our advanced analytics unlock the information required to securely operate, manage and develop today's sophisticated applications and services.
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
We market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of March 31, 2017, we had over 6,300 customers in 122 countries, including 39% of the Fortune 1000. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 3% or 2% of our revenue for the three months ended March 31, 2017 and 2016, respectively.
We sell our products and services through direct inside and field sales teams and indirect channel partner relationships. Our global sales teams focus on both new customer acquisition and up-selling and cross-selling additional offerings to our existing customers. Our sales teams are organized by geography, consisting of the Americas; Europe, the Middle East and Africa; and Asia Pacific, or APAC, as well as by target organization size. Our inside sales team focuses on small and middle-market transactions, while larger or more complex transactions are generally handled by our globally distributed direct field sales teams. Our highly technical sales engineers help define customer use cases, manage solution evaluations and train channel partners.

Recent Developments
In April 2017, we announced the evolution of our Rapid7 Insight platform with the availability of two new solutions: InsightVM, for vulnerability management, and InsightAppSec, for application security testing. InsightVM builds upon our vulnerability management solution, Nexpose, by fully leveraging the abilities of the cloud to provide live answers to security professionals' most critical questions. InsightVM's live monitoring gathers continuous data to provide security professionals with increased visibility into the risk posed by their entire network footprint, including cloud, virtual and endpoints.
InsightAppSec, currently in beta, is designed to provide security professionals with the ability to assess modern web applications, while keeping pace with the industry’s newest applications. Enabled by the Rapid7 Insight platform, InsightAppSec streamlines results to provide more comprehensive visibility, instantaneously. With a focus on ease of use, InsightAppSec will feature more efficient scan creation, tuning, and scheduling. The solution, which advances the capabilities of Rapid7’s AppSpider, will feature a new workflow designed to provide more data and increased visibility into applications. InsightAppSec has a universal translator that automatically interprets the new technologies being used in today’s web and mobile applications.

Our Business Model
We have three offerings: (1) threat exposure management, which includes our Nexpose, InsightVM, Metasploit, AppSpider and InsightAppSec products, (2) incident detection and response, which includes our InsightIDR, Managed Detection and Response (formerly known as "Analytic Response"), InsightOps and Logentries products as well as our incident response services and (3) security advisory services.
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:

•
Licensed software, including both term and perpetual licenses, and the simultaneous sale of maintenance and support. Our Nexpose, Metasploit and AppSpider products are offered through perpetual or term software licenses, with a substantial majority of our customers selecting a perpetual license. Our customers who purchase software licenses also purchase an agreement for maintenance and support, which provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide our customers with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one to three-year terms.

•
Cloud-based subscriptions, which provide our software capabilities to our customers through cloud access and on a Software as a Service, or SaaS, basis. Our InsightIDR, InsightVM, AppSpider, InsightAppSec, Logentries and InsightOps products are offered on a cloud-based subscription basis, generally with one to three-year terms.

•
Managed services, through which we operate our software and provide our capabilities on behalf of our customers. Our Managed Vulnerability Management (Nexpose), Managed Application Security (AppSpider) and Managed Detection and Response (Insight IDR) products are offered on a managed service basis, generally pursuant to one to three-year agreements.

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
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, on a monthly basis in a trailing 12-month period by the dollar value of the corresponding expiring customer agreements. We also calculate an expiring renewal rate that does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. Our renewal rate was 120% and 126% for the three months ended March 31, 2017 and 2016, respectively, and our expiring revenue renewal rate was 88% and 89% for the three months ended March 31, 2017 and 2016, respectively. Our goal is to maintain what we believe are strong renewal rates, and work to increase them over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions or overall reductions in our customers’ spending levels.

We generate revenue from selling products, maintenance and support, and professional services. For the three months ended March 31, 2017 and 2016, 81% and 82% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 19% and 18%, respectively, was derived from the sale of professional services.
For the three months ended March 31, 2017 and 2016, recurring revenue, defined as sales of term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 69% and 67%, respectively, of total revenue. In prior years, we did not include term software licenses in the calculation of recurring revenue. As a result, for the three months ended March 31, 2016, our recurring revenue was recast from 61%, as previously disclosed, to 67%.
For the three months ended March 31, 2017 and 2016, 89% and 86%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods. We generally bill customers and collect payment for both our products and services up front.
Other Business Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Total revenue	$45,245	$34,796
Year-over-year growth	30.0%	47.6%
Calculated billings (non-GAAP)	43,829	36,336
Operating cash flow	$3,321	$(1,592)

	As of March 31,
	2017	2016
Deferred revenue	$167,647	$131,857
Number of customers	6,350	5,360
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers.
Calculated Billings. Calculated billings is a key performance measure that we define as total revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period. We consider calculated billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure of total revenue, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represents a significant percentage of future revenue. We regularly monitor calculated billings because we believe the measure offers valuable information regarding the performance of our business and will help investors better understand the sales activity and performance of our business for a particular period. Our use of calculated billings has limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue recognition or revenue measurement, or an analysis of our results as reported under GAAP. Also, it is important to note that other companies, including companies in our industry, may not use calculated billings, may compute billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of calculated billings as a comparative measure.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Total revenue	$45,245	$34,796
Add: Deferred revenue, end of period	167,647	131,857
Less: Deferred revenue, beginning of period	169,063	130,317
Calculated billings	$43,829	$36,336
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
Number of Customers. We believe that the size of our customer base is an indicator of our global market penetration and that our net customer additions are an indicator of the growth of our business. We define a customer as any entity that has (1) an active Rapid7 contract or a contract that expired within 90 days or less of the applicable measurement date; and for Logentries products, those customers with a contract value equal to or greater than $2,400 per year, or (2) purchased Rapid7 professional services within the 12 months preceding the applicable measurement date.

Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP operating loss, non-GAAP net loss, and non-GAAP net loss per share, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangible assets, certain acquisition-related expenses and certain non-recurring, one-time items. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of intangible assets allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over several years after the acquisition. We also exclude the impact of certain costs directly related to acquisitions and asset impairments as these costs are unrelated to the current operations and neither comparable to the prior period nor predictive of future results, which we believe allows for a more meaningful comparison between the operating results from period to period. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility into the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
GAAP total gross profit	$32,981	$26,084
Stock-based compensation expense	202	137
Amortization of intangible assets	439	446
Non-GAAP total gross profit	$33,622	$26,667

	Three Months Ended March 31,
	2017	2016
	(in thousands)
GAAP gross profit – products	$21,232	$17,547
Stock-based compensation expense	60	18
Amortization of intangible assets	439	446
Non-GAAP gross profit – products	$21,731	$18,011

	Three Months Ended March 31,
	2017	2016
	(in thousands)
GAAP gross profit – maintenance and support	$8,924	$6,700
Stock-based compensation expense	60	59
Non-GAAP gross profit – maintenance and support	$8,984	$6,759

	Three Months Ended March 31,
	2017	2016
	(in thousands)
GAAP gross profit – professional services	$2,825	$1,837
Stock-based compensation expense	82	60
Non-GAAP gross profit – professional services	$2,907	$1,897

The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
GAAP loss from operations	$(10,470)	$(15,619)
Stock-based compensation expense	4,279	5,519
Amortization of intangible assets	486	583
Non-GAAP loss from operations	$(5,705)	$(9,517)
The following table reconciles GAAP net loss to non-GAAP net loss for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except share and per share data)
GAAP net loss	(10,545)	(15,580)
Stock-based compensation expense	4,279	5,519
Amortization of intangible assets	486	583
Non-GAAP net loss	$(5,780)	$(9,478)
Non-GAAP net loss per share, basic and diluted	$(0.14)	$(0.23)
Weighted-average common shares outstanding, basic and diluted	42,016,831	40,547,669

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
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest income on our cash and cash equivalents and our short and long-term investments.
Other Income (Expense), Net
Other income (expense), net consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates.
Provision for Income Taxes
Provision for income taxes relates to U.S. federal and state, as well as certain foreign jurisdiction, income taxes. Historically, we have generated net losses in the U.S., U.K and Ireland and recorded a full valuation allowance against our U.S., U.K. and Ireland deferred tax assets. We expect to maintain a full valuation allowance on our U.S., Ireland and U.K. deferred tax assets in the near term. Realization of our U.S., Ireland and U.K. deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$25,942	$20,145
Maintenance and support	10,802	8,381
Professional services	8,501	6,270
Total revenue	45,245	34,796
Cost of revenue:(1)
Products	4,710	2,598
Maintenance and support	1,878	1,681
Professional services	5,676	4,433
Total cost of revenue	12,264	8,712
Operating expenses:(1)
Research and development	11,393	12,342
Sales and marketing	24,810	22,768
General and administrative	7,248	6,593
Total operating expenses	43,451	41,703
Loss from operations	(10,470)	(15,619)
Interest income (expense), net	169	(15)
Other income (expense), net	(115)	196
Loss before income taxes	(10,416)	(15,438)
Provision for income taxes	129	142
Net loss	$(10,545)	$(15,580)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$202	$137
Research and development	1,513	1,493
Sales and marketing	1,403	2,901
General and administrative	1,161	988
Total stock-based compensation expense	$4,279	$5,519
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$661	$628
Research and development	256	347
Sales and marketing	495	460
General and administrative	212	276
Total depreciation and amortization expense	$1,624	$1,711

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2017	2016
Consolidated Statement of Operations Data:
Revenue:
Products	57.3%	57.9%
Maintenance and support	23.9	24.1
Professional services	18.8	18.0
Total revenue	100.0	100.0
Cost of revenue:
Products	10.4	7.5
Maintenance and support	4.2	4.8
Professional services	12.5	12.7
Total cost of revenue	27.1	25.0
Operating expenses:
Research and development	25.2	35.5
Sales and marketing	54.8	65.4
General and administrative	16.0	18.9
Total operating expenses	96.0	119.8
Loss from operations	(23.1)	(44.8)
Interest income (expense), net	0.4	(0.1)
Other income (expense), net	(0.3)	0.5
Loss before income taxes	(23.0)	(44.4)
Provision for income taxes	0.3	0.4
Net loss	(23.3)%	(44.8)%
Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue:
Products	$25,942	$20,145	$5,797	28.8%
Maintenance and support	10,802	8,381	2,421	28.9
Professional services	8,501	6,270	2,231	35.6
Total revenue	$45,245	$34,796	$10,449	30.0%
Total revenue increased by $10.4 million in the three months ended March 31, 2017 compared to the same period in 2016. The increase in revenue was primarily attributable to a $6.5 million increase from new customers, including the 990 new customers added since March 31, 2016 and a full fiscal quarter of revenue related to new customers added in the three months ended March 31, 2016. Revenue also increased in the three months ended March 31, 2017 compared to the same period in 2016 due to $3.9 million in additional revenue from existing customers. The increase in total revenue in the three months ended March 31, 2017 compared to the same period in 2016 was comprised of $7.8 million generated from sales in North America and $2.6 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue:
Products	$4,710	$2,598	$2,112	81.3%
Maintenance and support	1,878	1,681	197	11.7%
Professional services	5,676	4,433	1,243	28.0%
Total cost of revenue	$12,264	$8,712	$3,552	40.8%
Gross margin %:
Products	81.8%	87.1%
Maintenance and support	82.6%	79.9%
Professional services	33.2%	29.3%
Total gross margin %	72.9%	75.0%
Total cost of revenue increased by $3.6 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to a $2.1 million increase in personnel costs, resulting from an increase in headcount from 148 as of March 31, 2016 to 175 as of March 31, 2017, as well as the timing effect of when our headcount additions were hired in 2017 and 2016, to support our growing customer base. Our increase in total cost of revenue also included a $1.1 million increase in cloud computing costs, a $0.2 million increase in travel and entertainment expense and a $0.2 million increase in allocated overhead.
Total gross margin percentage decreased for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the decrease in gross margin for products, partially offset by the increase in gross margin for professional services and maintenance and support. The decrease in products gross margin for the three months ended March 31, 2017 was due to an increase in revenue from cloud-based subscriptions and managed services which have lower gross margins than our licensed software products. The increase in professional services gross margin for the three months ended March 31, 2017 was driven by higher utilization as well as a higher percentage of our services bookings coming from services that are sold on a standalone basis, which are recognized as revenue when delivered. The increase in maintenance and support gross margin for the three months ended March 31, 2017 was driven by our ability to scale as our revenue continues to grow.
Operating Expenses
Research and Development Expense

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$11,393	$12,342	$(949)	(7.7)%
% of revenue	25.2%	35.5%
Research and development expense decreased by $0.9 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to a $1.2 million decrease in personnel costs and a decrease of $0.1 million in travel and entertainment expense, partially offset by an increase of $0.4 million in allocated overhead. The $1.2 million decrease in personnel costs was primarily due to a $0.4 million acquisition-related bonus recorded in the three months ended March 31, 2016 and $0.4 million of certain departmental costs in the three months ended March 31, 2016 that have been eliminated in 2017.

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$24,810	$22,768	$2,042	9.0%
% of revenue	54.8%	65.4%
Sales and marketing expense increased by $2.0 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to a $0.8 million increase in marketing costs resulting from an increase in event marketing and general advertising, a $0.5 million increase in partner referral fees, a $0.5 million increase in allocated overhead, a $0.2 million increase in travel and entertainment expense and a $0.3 million increase in other costs. Partially offsetting the increase in sales and marketing expense was a $0.3 million decrease in personnel costs, which included a $1.5 million decrease in stock-based compensation expense related to the NTO and Logentries acquisitions, offset by a $1.2 million increase in salaries due to an increase in headcount from 341 as of March 31, 2016 to 366 as of March 31, 2017 as well as the timing effect of when our headcount additions were hired in 2017 and 2016 to drive additional sales of our products and services.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$7,248	$6,593	$655	9.9%
% of revenue	16.0%	18.9%
General and administrative expense increased by $0.7 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to a $0.5 million increase in personnel costs as a result of an increase in headcount from 99 as of March 31, 2016 to 121 as of March 31, 2017 as well as the timing effect of when our headcount additions were hired in 2017 and 2016, in order to support our overall company growth. Included in the increase in personnel costs was a $0.2 million increase in stock-based compensation expense. Our increase in general and administrative expense also included a $0.2 million increase in other expense.
Interest Income (Expense), Net

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Interest income (expense), net	$169	$(15)	$184	NM
% of revenue	0.4%	(0.1)%
Interest income (expense), net increased by $0.2 million in the three months ended March 31, 2017 compared to the same period in 2016 primarily due to higher interest income as a result of our investments in higher-yield securities. In the three months ended March 31, 2016, we incurred net interest expense due to non-cash interest charges related to the accretion of the liability associated with deferred acquisition payments that exceeded interest income earned.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense), net	$(115)	$196	$(311)	(158.7)%
% of revenue	(0.3)%	0.5%
Other income (expense), net decreased by $0.3 million in the three months ended March 31, 2017 compared to the same period in 2016 primarily due to realized and unrealized foreign currency losses, specifically related to the Euro and British Pound.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Provision for income taxes	$129	$142	$(13)	(9.2)%
% of revenue	0.3%	0.4%
Provision for income taxes decreased nominally in the three months ended March 31, 2017 compared to the same period in 2016.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, investments and our accounts receivable. In connection with our initial public offering, or IPO, and concurrent private placement in July 2015, we received aggregate net proceeds to us of $112.3 million, after deducting underwriting discounts and commissions of $8.3 million and offering expenses of $3.1 million. Prior to our IPO, we funded our operations primarily through issuances of common and redeemable convertible preferred stock and debt, including net proceeds of $93.4 million from the sale of shares of common and preferred stock. As of March 31, 2017, we had $50.7 million in cash and cash equivalents, $45.4 million in short- and long-term investments that have maturities ranging from 3 months to 2 years and an accumulated deficit of $400.0 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future.
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
The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$53,148	$86,553
Net cash provided by (used in) operating activities	3,321	(1,592)
Net cash used in investing activities	(7,836)	(1,092)
Net cash provided by (used in) financing activities	2,105	(512)
Effects of exchange rates on cash and cash equivalents	(76)	151
Cash and cash equivalents at end of period	$50,662	$83,508
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment.
Operating Activities
Operating activities provided $3.3 million of cash in the three months ended March 31, 2017. Cash provided by operating activities reflected our net loss of $10.5 million, offset by a decrease in our net operating assets and liabilities of $7.5 million and non-cash charges of $6.3 million related primarily to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $15.2 million decrease in accounts receivable driven by strong cash collections and a $1.5 million decrease in prepaid expenses and other assets, which each had a positive impact on operating cash flow. These factors were offset by a $7.2 million decrease in accrued expenses primarily as a result of the payout of annual bonuses and higher year-end commissions, a $1.4 million decrease in deferred revenue, a $0.3 million decrease in accounts payable and a $0.3 million decrease in other liabilities, which each had a negative impact on operating cash flow.
Operating activities used $1.6 million of cash in the three months ended March 31, 2016, which reflected growth in revenue, offset by continuing investment in our operations. Cash used in operating activities reflected our net loss of $15.6 million, partially offset by a decrease in our net operating assets and liabilities of $6.8 million and non-cash charges of $7.2 million related to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and non-cash interest charges. The decrease in our net operating assets and liabilities was primarily due to a $14.1 million decrease in accounts receivable, which was the result of strong cash collections, and a $1.5 million increase in deferred revenue from sales of our products and services. These increases were offset by a $7.4 million decrease in accrued expenses, which was largely the result of annual bonus payments and increased commission payments, a $0.7 million increase in prepaid expenses and other assets, a $0.5 million decrease in accounts payable and a $0.2 million decrease in other liabilities.
Investing Activities
Investing activities used $7.8 million of cash in the three months ended March 31, 2017, consisting of $7.4 million used for purchases of investments, offset by $0.9 million of investment maturities, and $1.3 million in capital expenditures to purchase equipment and leasehold improvements.
Investing activities used $1.1 million of cash in the three months ended March 31, 2016, as a result of capital expenditures to purchase equipment.
Financing Activities
Financing activities provided $2.1 million of cash in the three months ended March 31, 2017, which consisted primarily of $1.5 million in proceeds from the issuance of common shares purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan, or ESPP, and $0.8 million in proceeds from the exercise of stock options, offset by $0.2 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities used $0.5 million of cash in the three months ended March 31, 2016, which consisted primarily of $3.1 million in withholding taxes paid for the net share settlement of equity awards and $0.1 million in payments on capital lease obligations, partially offset by $2.1 million in proceeds from the issuance of common shares purchased by employees under the ESPP and $0.6 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
As of March 31, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017.

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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Hong Kong, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at March 31, 2017 would not be material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including money market funds, commercial paper, corporate bonds, U.S. government agencies and asset-backed securities. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.
As of March 31, 2017, we had cash and cash equivalents of $50.7 million, consisting of bank deposits and money market funds. We also had short- and long-term investments of $45.4 million, consisting of U.S. Government agencies, commercial paper, corporate bonds and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2017. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Inherent Limitations of Internal Controls
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 9, 2017. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.
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
We have posted a net loss in each year since inception, including net losses of $49.0 million, $49.9 million, $32.6 million, $10.5 million and $15.6 million in the years ended December 31, 2016, 2015 and 2014 and the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, we had an accumulated deficit of $400.0 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:

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
Some organizations have been reluctant to use cloud solutions for cyber security, such as our InsightIDR, InsightVM, AppSpider, InsightAppSec and Logentries products, because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with this solution. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions may be negatively impacted, which could harm our business.

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

•	the ability to successfully grow our sales of InsightIDR, InsightVM and InsightAppSec;

•	the level of perceived threats to organizations’ cyber security;

•	network outages, security breaches, technical difficulties or interruptions with our products;

•	changes in the growth rate of the markets in which we compete;

•	variations in our billings and sales of our products and services due to seasonality and customer demand;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

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
Our inability to renew or increase sales of our threat exposure management offerings, including content subscriptions and maintenance and support, or a decline in prices of our threat exposure management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. In addition, we have introduced several cloud-based subscription products, including InsightOps, InsightIDR, InsightVM and InsightAppSec products. These products are relatively new, and it is uncertain whether they will gain market acceptance. We are also investing heavily in the expansion of our security advisory services offerings, which we believe will help drive demand for our other products in addition to being a stand-alone service. Any factor adversely affecting sales of our products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.

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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the three months ended March 31, 2017 and 2016, international operations generated 16% and 13% of our revenue, respectively.

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
We utilize third-party data centers located in Boston, Massachusetts, in addition to operating and maintaining certain elements of our own network infrastructure. We also utilize Amazon Web Services for our InsightIDR and Logentries infrastructure. Some elements of this complex system are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. More specifically, certain of our products, in particular our Managed Vulnerability Management (Nexpose), InsightIDR, InsightVM, InsightAppSec and Logentries products, are hosted on Amazon Web Services, which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our products, network infrastructure and website.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the three months ended March 31, 2017 and 2016, we incurred approximately 16% and 11% of our expenses, respectively, outside of the United States in foreign currencies, primarily the pound sterling (GBP) and Euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the three months ended March 31, 2017 and 2016, approximately 5% of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
Changes in financial accounting standards may adversely impact our reported results of operations.
A change in accounting standards or practices, in particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in May 2014, the Financial Accounting Standards Board issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. We will be required to implement this new revenue standard, as amended by accounting standards update No. 2015-14, in the first quarter of fiscal 2018. While we are still evaluating the total impact of the new revenue standard, we believe the adoption of this new standard will have an impact on our consolidated financial statements, including the way we account for arrangements involving software licenses that are sold with professional services and recognize direct and incremental commission costs to obtain a contract. These and other changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.
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
The patent portfolios of our most significant competitors are larger than ours. This disparity may increase the risk that they may sue us for patent infringement and may limit our ability to counterclaim for patent infringement or settle through patent cross-

licenses. In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence or protection. There can be no assurance that we will not be found to infringe or otherwise violate any third-party intellectual property rights or to have done so in the past.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in

July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $27.45 through May 1, 2017. Factors that may affect the market price of our common stock include:

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
As of May 1, 2017, our directors, executive officers and holders of more than 10% of our common stock, some of whom are represented on our board of directors, together with their affiliates, beneficially owned 52% of the voting power of our outstanding capital stock. As a result, these stockholders will be able to determine the outcome of matters submitted to our stockholders for approval. This concentration of ownership by itself may have the effect of delaying, deferring or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn, could materially and adversely affect the market price of our common stock.
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
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (dollars in thousands)
January 1, 2017 to January 31, 2017	4,975	$13.11	—	—
February 1, 2017 to February 28, 2017	—	—	—	—
March 1, 2017 to March 31, 2017	—	—	—	—
Total	4,975	—	—	—

(1)
Represents the total number of shares of our common stock delivered to us by an employee to satisfy the statutory tax withholding obligations owed in connection with the vesting of restricted stock awards granted to such employee under the Rapid7, Inc. 2015 Equity Incentive Plan, as amended.

Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.
3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.
10.1(3)+	Rapid7, Inc. Executive Bonus Plan
10.2*+	Second Amendment to Employment Agreement, dated as of March 24, 2017, by and between Rapid7, Inc. and Corey Thomas.
10.3*+	Severance and Equity Award Vesting Acceleration Letter, dated as of March 28, 2017, by and between Rapid7, Inc. and Andrew Burton.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

RAPID7, INC.

Date: May 10, 2017	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.
3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.
10.1(3)+	Rapid7, Inc. Executive Bonus Plan
10.2*+	Second Amendment to Employment Agreement, dated as of March 24, 2017, by and between Rapid7, Inc. and Corey Thomas
10.3*+	Severance and Equity Award Vesting Acceleration Letter, dated as of March 28, 2017, by and between Rapid7, Inc. and Andrew Burton.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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