Form 10-Q
period 2017-06-30
Rapid7, Inc.
filed 2017-08-08
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2017, there were 43,550,301 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$53,068	$53,148
Short-term investments	31,213	18,779
Accounts receivable, net of allowance for doubtful accounts of $1,240 and $1,061 at June 30, 2017 and December 31, 2016, respectively	47,560	49,154
Prepaid expenses and other current assets	8,892	9,152
Total current assets	140,733	130,233
Long-term investments	8,799	20,162
Property and equipment, net	8,287	8,088
Goodwill	75,110	75,110
Intangible assets, net	8,294	8,946
Other assets	630	764
Total assets	$241,853	$243,303
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,257	$4,012
Accrued expenses	20,667	23,499
Deferred revenue, current portion	126,085	116,903
Other current liabilities	1,334	1,195
Total current liabilities	150,343	145,609
Deferred revenue, non-current portion	54,344	52,160
Other long-term liabilities	2,539	3,496
Total liabilities	207,226	201,265
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; 0 shares issued at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at June 30, 2017 and December 31, 2016; 44,005,649 and 43,018,737 shares issued at June 30, 2017 and December 31, 2016, respectively; 43,532,061 and 42,554,683 shares outstanding at June 30, 2017 and December 31, 2016, respectively	435	426
Treasury stock, at cost, 473,588 and 464,054 shares at June 30, 2017 and December 31, 2016, respectively	(4,531)	(4,391)
Additional paid-in-capital	450,394	435,360
Accumulated other comprehensive loss	(46)	(19)
Accumulated deficit	(411,625)	(389,338)
Total stockholders’ equity	34,627	42,038
Total liabilities and stockholders’ equity	$241,853	$243,303
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Products	$27,168	$21,456	$53,110	$41,601
Maintenance and support	11,338	8,962	22,140	17,343
Professional services	8,937	6,850	17,438	13,120
Total revenue	47,443	37,268	92,688	72,064
Cost of revenue:
Products	5,557	2,687	10,267	5,285
Maintenance and support	1,850	1,758	3,728	3,439
Professional services	5,672	4,848	11,348	9,281
Total cost of revenue	13,079	9,293	25,343	18,005
Total gross profit	34,364	27,975	67,345	54,059
Operating expenses:
Research and development	11,873	12,932	23,266	25,274
Sales and marketing	27,132	21,680	51,942	44,448
General and administrative	7,256	6,644	14,504	13,237
Total operating expenses	46,261	41,256	89,712	82,959
Loss from operations	(11,897)	(13,281)	(22,367)	(28,900)
Other income (expense), net:
Interest income (expense), net	218	26	387	11
Other income (expense), net	229	(48)	114	148
Loss before income taxes	(11,450)	(13,303)	(21,866)	(28,741)
Provision for income taxes	187	149	316	291
Net loss	$(11,637)	$(13,452)	$(22,182)	$(29,032)
Net loss per share, basic and diluted	$(0.27)	$(0.33)	$(0.52)	$(0.71)
Weighted-average common shares outstanding, basic and diluted	42,681,287	41,063,613	42,395,450	40,805,641
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(11,637)	$(13,452)	$(22,182)	$(29,032)
Other comprehensive loss:
Change in fair value of investments	(10)	—	(30)	—
Adjustment for net losses realized and included in net loss	3	—	3	—
Total change in unrealized losses on investments	(7)	—	(27)	—
Comprehensive loss	$(11,644)	$(13,452)	$(22,209)	$(29,032)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(22,182)	$(29,032)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,237	3,419
Stock-based compensation expense	9,450	9,160
Provision for doubtful accounts	478	394
Foreign currency re-measurement gain	(238)	(119)
Other non-cash expenses	175	130
Changes in assets and liabilities:
Accounts receivable	1,240	4,945
Prepaid expenses and other assets	412	(1,401)
Accounts payable	(1,657)	1,904
Accrued expenses	(2,122)	(3,462)
Deferred revenue	11,366	14,405
Other liabilities	(819)	(72)
Net cash (used in) provided by operating activities	(660)	271
Cash flows from investing activities:
Purchases of property and equipment	(2,578)	(1,842)
Capitalization of internal-use software costs	(316)	—
Purchases of investments	(15,828)	—
Sale and maturities of investments	14,605	—
Net cash used in investing activities	(4,117)	(1,842)
Cash flows from financing activities:
Deferred business acquisition payment	(796)	—
Payments of capital lease obligations	—	(68)
Taxes paid related to net share settlement of equity awards	(261)	(3,760)
Proceeds from employee stock purchase plan	1,499	2,096
Proceeds from stock option exercises	4,111	1,431
Net cash provided by (used in) financing activities	4,553	(301)
Effect of exchange rate changes on cash and cash equivalents	144	74
Net increase (decrease) in cash and cash equivalents	(80)	(1,798)
Cash and cash equivalents, beginning of period	53,148	86,553
Cash and cash equivalents, end of period	$53,068	$84,755
Supplemental cash flow information:
Cash paid for income taxes	$623	$334
Cash paid for interest	$—	$1
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Significant Accounting Policies

There have been no significant changes to our significant accounting policies as of and for the three and six months ended June 30, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The ASU requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The ASU will be effective for us on a prospective basis beginning on January 1, 2018, with early adoption permitted. This ASU is not expected to have an impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The ASU is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU will allow an entity to recognize the income tax consequences of these transfers when the transfers occur. The ASU will be effective for us in the first quarter of 2018. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. In August 2015, the FASB issued ASU 2015-14, which provides a one-year deferral in the effective date of ASU 2014-09. ASU 2014-09 will now be effective for us beginning January 1, 2018; however, early adoption will be permitted as of the original effective date. We plan to adopt ASU 2014-09 in the first quarter of 2018 and expect to adopt on a modified retrospective basis. Under this method of adoption, we would recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings in the period of initial application. Comparative prior year periods would not be adjusted.
We are currently evaluating the potential impact of this standard on our financial position and results of operations. Based on our analysis performed to date, we expect recognition of total revenue related to our term software licenses, managed services, cloud-based subscriptions and stand-alone professional services to remain substantially unchanged. We expect that revenue related to the sale of our AppSpider perpetual software licenses will be recognized at the time of license delivery because software licenses are not dependent on the continued delivery of content subscriptions. We currently recognize revenue related to the sale of our AppSpider perpetual software licenses over the contractual period of maintenance and support due to the lack of vendor-specific objective evidence (VSOE) of selling price of the maintenance and support. We expect that revenue related to the sale of our Nexpose and Metasploit perpetual software licenses will be combined with their related content subscriptions as a single performance obligation when our contracts contain a material right with respect to renewal options. As a result, we expect to recognize the revenue related to the sale of Nexpose and Metasploit perpetual software licenses ratably over the customer's estimated economic life, rather than over the contractual period of maintenance and support.
In addition, under the new standard, for software licenses that are sold with professional services in a multiple-element arrangement, the professional services will likely represent a separate performance obligation and we will recognize revenue associated with the professional services as such services are performed. Revenue associated with professional services in a multiple-element arrangement is currently recognized ratably over the related contractual period of maintenance and support (typically one to three years) due to the lack of VSOE of selling price for the contractual elements. In addition, under the new standard, we expect the allocation of contract consideration for multiple-element arrangements to be on a relative fair value basis which may impact both the timing of income recognition and the presentation of revenue by class.
Further, under the new standard, we expect to capitalize certain direct and incremental commission costs to obtain a contract and amortize such costs over the customer's estimated economic life rather than expensing them as incurred in the period that the commissions are earned by our employees (which is typically upon signing of an arrangement).
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

The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$10,095	$—	$—	$10,095
U.S. government agencies	14,965	—	—	14,965
Commercial paper	—	4,479	—	4,479
Corporate bonds	—	15,721	—	15,721
Asset-backed securities	—	4,847	—	4,847
Total assets	$25,060	$25,047	$—	$50,107

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$10,085	$—	$—	$10,085
U.S. government agencies	14,982	—	—	14,982
Commercial paper	—	8,078	—	8,078
Corporate bonds	—	10,314	—	10,314
Asset-backed securities	—	6,467	—	6,467
Total assets	$25,067	$24,859	$—	$49,926
We had no liabilities measured and recorded at fair value on a recurring basis as of June 30, 2017 or December 31, 2016.
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$14,993	$—	$(28)	$14,965
Commercial paper	4,479	—	—	4,479
Corporate bonds	15,736	—	(15)	15,721
Asset-backed securities	4,850	—	(3)	4,847
Total assets	$40,058	$—	$(46)	$40,012

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$14,992	$3	$(13)	$14,982
Commercial paper	7,178	—	—	7,178
Corporate bonds	10,326	1	(13)	10,314
Asset-backed securities	6,464	4	(1)	6,467
Total assets	$38,960	$8	$(27)	$38,941
For all of our investments for which the amortized cost basis was greater than the fair value at June 30, 2017 and December 31, 2016, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Note 3. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
Computer equipment and software	$14,189	$12,844
Furniture and fixtures	3,614	3,131
Leasehold improvements	8,717	8,077
Total	26,520	24,052
Less accumulated depreciation	(18,233)	(15,964)
Property and equipment, net	$8,287	$8,088
Depreciation expense was $1.1 million for the three months ended June 30, 2017 and 2016 and $2.3 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.
Note 4. Goodwill and Intangible Assets
Goodwill was $75.1 million as of June 30, 2017 and December 31, 2016.
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of June 30, 2017			As of December 31, 2016
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	6.3	$11,231	$(3,995)	$7,236	$11,231	$(3,118)	$8,113
Customer relationships	6.7	1,000	(274)	726	1,000	(197)	803
Trade names	6.1	519	(503)	16	519	(496)	23
Non-compete agreements	2.0	40	(40)	—	40	(33)	7
Total acquired intangible assets		12,790	(4,812)	7,978	12,790	(3,844)	8,946
Internal-use software		316	—	316	—	—	—
Total intangible assets		$13,106	$(4,812)	$8,294	$12,790	$(3,844)	$8,946

Amortization expense was $0.5 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets as of June 30, 2017 is as follows (in thousands):

2017 (for the remaining six months)	$962
2018	1,886
2019	1,859
2020	1,837
2021	1,332
2022 and thereafter	102
Total	$7,978

The costs associated with the development of internal-use software are not included in the table above, as the projects are currently in development. As such, we have not determined the useful life of the software, nor have all the costs associated with this project been incurred.
Note 5. Stock-Based Compensation Expense

(a)	General
Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$308	$142	$510	$279
Research and development	1,689	1,524	3,202	3,017
Sales and marketing	1,779	1,224	3,182	4,125
General and administrative	1,395	751	2,556	1,739
Total stock-based compensation expense	$5,171	$3,641	$9,450	$9,160
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity during the six months ended June 30, 2017 was as follows:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2016	585,004	$18.05	734,577	$13.47
Granted	—	—	1,423,010	14.11
Vested	(156,765)	19.04	(200,416)	13.72
Forfeited	(7,698)	23.01	(78,441)	13.62
Unvested balance as of June 30, 2017	420,541	$17.59	1,878,730	$13.92
As of June 30, 2017, the unrecognized compensation expense related to our unvested restricted stock and restricted stock units expected to vest was $30.6 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 3.0 years.

During the six months ended June 30, 2017, we repurchased 9,534 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

(c)	Stock Options
Stock option activity during the six months ended June 30, 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	4,580,375	$8.20
Granted	1,266,238	13.38
Exercised	(670,533)	6.13		$7,572
Forfeited/cancelled	(134,812)	12.41
Outstanding as of June 30, 2017	5,041,268	$9.66	7.5	$36,564
Vested and exercisable as of June 30, 2017	2,642,121	$6.57	6.0	$27,278
Vested and expected to vest as of June 30, 2017	4,544,979	$9.27	7.1	$34,726
As of June 30, 2017, the unrecognized compensation expense related to our unvested stock options expected to vest was $14.1 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.9 years.
The total fair value of stock options vested in the six months ended June 30, 2017 was $3.2 million. The weighted-average grant date fair value of stock options granted in the six months ended June 30, 2017 was $6.65 per share.

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
Note 6. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Numerator:
Net loss	$(11,637)	$(13,452)	$(22,182)	$(29,032)
Denominator:
Weighted-average common shares outstanding, basic and diluted	42,681,287	41,063,613	42,395,450	40,805,641
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.33)	$(0.52)	$(0.71)
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2017	2016
Options to purchase common stock	5,041,268	4,766,320
Unvested restricted stock	420,541	811,681
Unvested restricted stock units	1,878,730	619,240
Shares to be issued under ESPP	76,647	103,471
Total	7,417,186	6,300,712
Note 7. Commitments and Contingencies

(a)	Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

(b)	Litigation and Claims
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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
North America	$40,218	$32,287	$78,211	$62,419
Other	7,225	4,981	14,477	9,645
Total	$47,443	$37,268	$92,688	$72,064
Of the total net revenues generated in North America, 93% and 97% of the revenues were generated in the United States for the three months ended June 30, 2017 and 2016, respectively, and 93% and 97% of the revenues were generated in the United States for the six months ended June 30, 2017 and 2016, respectively.
Property and equipment, net by geographic area was as follows:

	As of June 30, 2017	As of December 31, 2016
	(in thousands)
United States	$6,939	$7,063
Other	1,348	1,025
Total	$8,287	$8,088
Note 9. Related Party Transactions
In October 2015, McAfee LLC (formerly known as Intel Security) announced the end-of-sale for the McAfee Vulnerability Manager to customers and partners, effective January 11, 2016, with end-of-life to follow, and announced that we were named their exclusive vulnerability management partner. Under the terms of the commercial agreement, we incur partner referral fees as customers transition from McAfee Vulnerability Manager to Nexpose. During the three and six months ended June 30, 2017, we recognized sales and marketing expense of $0.9 million and $1.8 million, respectively, related to partner referral fees payable to McAfee LLC. On February 6, 2017, Michael Berry, a member of our Board of Directors, became the Chief Financial Officer of McAfee LLC.
Note 10. Subsequent Event
On July 12, 2017, we acquired Komand, Inc. (Komand), a security orchestration and automation company based in Boston, Massachusetts for total cash consideration of $14.8 million. In addition, certain retained employees of Komand (i) received an aggregate of 295,600 restricted stock units which will vest over four years and (ii) shall be eligible for an aggregate of up to $5.0 million of incentive payments contingent on achievement of certain milestones within four years of the acquisition; each restricted stock unit and incentive payment is subject to the employee's continued service. The acquisition will be accounted for under the acquisition method of accounting with the operations of the newly acquired entity included in our operating results from the date of acquisition.

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
We market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of June 30, 2017, we had over 6,500 customers in 123 countries, including 39% of the Fortune 1000. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 2% of our revenue for the three or six months ended June 30, 2017 or 2016.
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

Recent Developments
In July 2017, we acquired Komand, Inc. (Komand), a Boston, Massachusetts-based security orchestration and automation company, for total cash consideration of $14.8 million. Komand’s orchestration and automation technology will expand the Rapid7 Insight platform’s ability to empower lean security and IT teams to meaningfully increase productivity across their entire operation and reduce the time it takes to respond to an incident. With Komand technology, customers will have the ability to automatically identify risks, respond to incidents, and address issues significantly faster and with less human intervention.
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
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:

•
Licensed software, including both term and perpetual licenses, and the sale of maintenance and support. Our Nexpose, Metasploit and AppSpider products are offered through perpetual or term software licenses, with a majority of our customers selecting a perpetual license. Our customers who purchase software licenses also purchase an agreement for maintenance and support, which provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide our customers with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one to three-year terms.

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

We also offer various professional services across all of our offerings, including deployment and training services related to our software and cloud-based products, incident response services and security advisory services. Customers can purchase our professional services together with our product offerings or on a stand-alone basis pursuant to fixed fee or time-and-materials agreements.
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services and Logentries, in a trailing 12-month period by the dollar value of the corresponding customer agreements. We also calculate an expiring renewal rate that does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. Our renewal rate was 119% and 126% for the second quarter of 2017 and 2016, respectively, and our expiring renewal rate was 88% and 89% for the second quarter of 2017 and 2016, respectively. Our goal is to maintain what we believe are strong renewal rates, and work to increase them over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions or overall changes in our customers’ spending levels.
We generate revenue from selling products, maintenance and support, and professional services. For the three months ended June 30, 2017 and 2016, 81% and 82% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 19% and 18%, respectively, was derived from the sale of professional services. For the six months ended June 30, 2017 and 2016, 81% and 82% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 19% and 18%, respectively, was derived from the sale of professional services.

For the three months ended June 30, 2017 and 2016, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 70% and 67%, respectively, of total revenue. For the six months ended June 30, 2017 and 2016, recurring revenue was 69% and 67%, respectively, of total revenue. In prior years, we did not include term software licenses in the calculation of recurring revenue. As a result, for the three and six months ended June 30, 2016, our recurring revenue was recast from 62%, as previously disclosed, to 67%.
For the three months ended June 30, 2017 and 2016, 88% and 87%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods. For the six months ended June 30, 2017 and 2016, 78% and 75%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods. We generally bill customers and collect payment for both our products and services up front.
Other Business Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Total revenue	$47,443	$37,268	$92,688	$72,064
Year-over-year growth	27.3%	44.5%	28.6%	46.0%
Calculated billings (non-GAAP)	$60,225	$50,133	$104,054	$86,469
Operating cash flow	$(3,981)	$1,863	$(660)	$271

	As of June 30,
	2017	2016
Deferred revenue	$180,429	$144,722
Number of customers	6,559	5,628
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers.
Calculated Billings. Calculated billings is a key performance measure that we define as total revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period. We consider calculated billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure of total revenue, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represents a significant percentage of future revenue. We regularly monitor calculated billings because we believe the measure offers valuable information regarding the performance of our business and will help investors better understand the sales activity and performance of our business for a particular period. With the expansion of our subscription, cloud-based product offerings (InsightVM, InsightIDR, InsightAppSec, and InsightOps) on the Insight platform, we may realize a shortening of our average contract duration, which should be taken into consideration when evaluating calculated billings. Our use of calculated billings has limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue recognition or revenue measurement, or an analysis of our results as reported under GAAP. Also, it is important to note that other companies, including companies in our industry, may not use calculated billings, may compute billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of calculated billings as a comparative measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Total revenue	$47,443	$37,268	$92,688	$72,064
Add: Deferred revenue, end of period	180,429	144,722	180,429	144,722
Less: Deferred revenue, beginning of period	167,647	131,857	169,063	130,317
Calculated billings	$60,225	$50,133	$104,054	$86,469
Operating Cash Flow. We monitor our operating cash flow as a measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as stock-based compensation expenses and depreciation and amortization. Additionally, operating cash flow takes into account the increase in deferred revenue as a result of increases in sales of products and services, which reflects the receipt of cash payment for products before they are recognized into revenue. Our operating cash flow is significantly impacted by the timing of commission and bonus payments, accounts payable payments and collections of accounts receivable.
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

Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP operating loss, non-GAAP net loss, and non-GAAP net loss per share, which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangible assets, certain acquisition-related expenses and certain non-recurring items. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of acquired intangible assets allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over several years after the acquisition. We also exclude the impact of certain costs directly related to acquisitions and asset impairments as these costs are unrelated to the current operations and neither comparable to the prior period nor predictive of future results, which we believe allows for a more meaningful comparison between the operating results from period to period. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility into the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit in total and by revenue class for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
GAAP total gross profit	$34,364	$27,975	$67,345	$54,059
Stock-based compensation expense	308	142	510	279
Amortization of acquired intangible assets	439	445	878	891
Non-GAAP total gross profit	$35,111	$28,562	$68,733	$55,229

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
GAAP gross profit – products	$21,611	$18,769	$42,843	$36,316
Stock-based compensation expense	90	13	150	31
Amortization of acquired intangible assets	439	445	878	891
Non-GAAP gross profit – products	$22,140	$19,227	$43,871	$37,238

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
GAAP gross profit – maintenance and support	$9,488	$7,204	$18,412	$13,904
Stock-based compensation expense	81	54	141	113
Non-GAAP gross profit – maintenance and support	$9,569	$7,258	$18,553	$14,017

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
GAAP gross profit – professional services	$3,265	$2,002	$6,090	$3,839
Stock-based compensation expense	137	75	219	135
Non-GAAP gross profit – professional services	$3,402	$2,077	$6,309	$3,974

The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
GAAP loss from operations	$(11,897)	$(13,281)	$(22,367)	$(28,900)
Stock-based compensation expense	5,171	3,641	9,450	9,160
Amortization of acquired intangible assets	483	583	968	1,166
Acquisition-related expenses	80	—	80	—
Non-GAAP loss from operations	$(6,163)	$(9,057)	$(11,869)	$(18,574)
The following table reconciles GAAP net loss to non-GAAP net loss for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
GAAP net loss	(11,637)	(13,452)	(22,182)	(29,032)
Stock-based compensation expense	5,171	3,641	9,450	9,160
Amortization of acquired intangible assets	483	583	968	1,166
Acquisition-related expenses	80	—	80	—
Non-GAAP net loss	$(5,903)	$(9,228)	$(11,684)	$(18,706)
Non-GAAP net loss per share, basic and diluted	$(0.14)	$(0.22)	$(0.28)	$(0.46)
Weighted-average common shares outstanding, basic and diluted	42,681,287	41,063,613	42,395,450	40,805,641

Components of Results of Operations
Revenue
We generate revenue primarily from selling products, maintenance and support and professional services through a variety of delivery models to meet the needs of our diverse customer base. We generally bill customers and collect payment for both our products and services up front.
Products
We generate products revenue from the sale of (1) perpetual or term software licenses for our Nexpose, Metasploit and AppSpider products, as well as associated content subscriptions for our Nexpose and Metasploit products, (2) managed services for our Nexpose, AppSpider and InsightIDR products and (3) cloud-based subscriptions for our InsightVM, InsightIDR, InsightAppSec, InsightOps, AppSpider and Logentries products. We also generate an immaterial amount of appliance revenue that is included in our products revenue and is associated with hardware sold as part of our Nexpose product to certain customers. Revenue for perpetual software licenses and related services that are sold along with the software license is deferred on our balance sheet and recognized as revenue on our consolidated statements of operations ratably over the contractual period of the maintenance and support, which is typically one to three years. Revenue for our managed services and cloud-based subscription offerings is recognized on our consolidated statements of operations ratably over the term of the managed service agreement or subscription, provided that all other revenue recognition criteria have been met.
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
Professional Services

We generate professional service revenue from the sale of deployment and training services related to our products, incident response services and security advisory services. Revenue from professional services sold together with our perpetual and term software licenses product offerings is recognized ratably over the term of the applicable agreement. Revenue from professional services sold on a stand-alone basis or with non-software products is recognized as those services are rendered.
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
Gross Margin
Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our products and services, transaction volume growth, the mix of revenue between software licenses, cloud-based subscriptions, managed services and professional services and changes in cloud computing costs.
We expect our gross margins to decrease slightly as we expect revenue from our cloud-based subscriptions to increase as a percentage of total revenue and our cloud-based subscriptions generally have a lower gross margin than our software licenses.
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
We expect general and administrative expense to increase on an absolute dollar basis in the near term as we continue to increase investments to support our growth, but to decrease as a percentage of total revenue.
Interest Income (Expense), Net
Interest income (expense), net consists primarily of interest income on our cash and cash equivalents and our short and long-term investments.
Other Income (Expense), Net
Other income (expense), net consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates and realized gains and losses on the sale of investments.
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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$27,168	$21,456	$53,110	$41,601
Maintenance and support	11,338	8,962	22,140	17,343
Professional services	8,937	6,850	17,438	13,120
Total revenue	47,443	37,268	92,688	72,064
Cost of revenue:(1)
Products	5,557	2,687	10,267	5,285
Maintenance and support	1,850	1,758	3,728	3,439
Professional services	5,672	4,848	11,348	9,281
Total cost of revenue	13,079	9,293	25,343	18,005
Operating expenses:(1)
Research and development	11,873	12,932	23,266	25,274
Sales and marketing	27,132	21,680	51,942	44,448
General and administrative	7,256	6,644	14,504	13,237
Total operating expenses	46,261	41,256	89,712	82,959
Loss from operations	(11,897)	(13,281)	(22,367)	(28,900)
Interest income (expense), net	218	26	387	11
Other income (expense), net	229	(48)	114	148
Loss before income taxes	(11,450)	(13,303)	(21,866)	(28,741)
Provision for income taxes	187	149	316	291
Net loss	$(11,637)	$(13,452)	$(22,182)	$(29,032)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$308	$142	$510	$279
Research and development	1,689	1,524	3,202	3,017
Sales and marketing	1,779	1,224	3,182	4,125
General and administrative	1,395	751	2,556	1,739
Total stock-based compensation expense	$5,171	$3,641	$9,450	$9,160

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$658	$640	$1,319	$1,268
Research and development	249	266	505	613
Sales and marketing	477	493	972	953
General and administrative	229	309	441	585
Total depreciation and amortization expense	$1,613	$1,708	$3,237	$3,419

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated Statement of Operations Data:
Revenue:
Products	57.3%	57.6%	57.3%	57.7%
Maintenance and support	23.9	24.0	23.9	24.1
Professional services	18.8	18.4	18.8	18.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	11.7	7.2	11.1	7.3
Maintenance and support	3.9	4.7	4.0	4.8
Professional services	12.0	13.0	12.2	12.9
Total cost of revenue	27.6	24.9	27.3	25.0
Operating expenses:
Research and development	25.0	34.7	25.1	35.1
Sales and marketing	57.2	58.2	56.0	61.7
General and administrative	15.3	17.8	15.7	18.3
Total operating expenses	97.5	110.7	96.8	115.1
Loss from operations	(25.1)	(35.6)	(24.1)	(40.1)
Interest income (expense), net	0.5	—	0.4	—
Other income (expense), net	0.5	(0.1)	0.1	0.2
Loss before income taxes	(24.1)	(35.7)	(23.6)	(39.9)
Provision for income taxes	0.4	0.4	0.3	0.4
Net loss	(24.5)%	(36.1)%	(23.9)%	(40.3)%
Comparison of the Three Months Ended June 30, 2017 and 2016
Revenue

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue:
Products	$27,168	$21,456	$5,712	26.6%
Maintenance and support	11,338	8,962	2,376	26.5
Professional services	8,937	6,850	2,087	30.5
Total revenue	$47,443	$37,268	$10,175	27.3%
Total revenue increased by $10.2 million in the three months ended June 30, 2017 compared to the same period in 2016. The increase in revenue included a $5.1 million increase from new customers, including the 931 new customers added since June 30, 2016 and a full fiscal quarter of revenue related to new customers added in the three months ended June 30, 2016.  Revenue also increased in the three months ended June 30, 2017 compared to the same period in 2016 due to $5.1 million in additional revenue from existing customers. The increase in total revenue in the three months ended June 30, 2017 compared to the same period in 2016 was comprised of $7.9 million generated from sales in North America and $2.3 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue:
Products	$5,557	$2,687	$2,870	106.8%
Maintenance and support	1,850	1,758	92	5.2
Professional services	5,672	4,848	824	17.0
Total cost of revenue	$13,079	$9,293	$3,786	40.7%
Gross margin %:
Products	79.5%	87.5%
Maintenance and support	83.7	80.4
Professional services	36.5	29.2
Total gross margin %	72.4%	75.1%
Total cost of revenue increased by $3.8 million in the three months ended June 30, 2017 compared to the same period in 2016, primarily due to a $2.2 million increase in personnel costs, inclusive of $0.2 million of stock-based compensation expense, resulting from an increase in headcount from 156 as of June 30, 2016 to 200 as of June 30, 2017, as well as the timing effect of when our headcount additions were hired in 2017 and 2016, to support our growing customer base. Our increase in total cost of revenue also included a $1.7 million increase in cloud computing costs related to growing cloud-based subscription revenue, a $0.6 million increase in allocated overhead driven largely by an increase in IT and facilities costs and a $0.1 million increase in travel and entertainment expense, partially offset by a decrease of $0.8 million of third-party professional service consulting costs.
Total gross margin percentage decreased for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to the decrease in gross margin for products, partially offset by the increase in gross margin for professional services and maintenance and support. The decrease in products gross margin for the three months ended June 30, 2017 was due to an increase in revenue from cloud-based subscriptions and managed services which have lower gross margins than our licensed software products. The increase in maintenance and support gross margin for the three months ended June 30, 2017 was driven by our ability to scale as our revenue continues to grow. The increase in professional services gross margin for the three months ended June 30, 2017 was driven by higher utilization as well as a higher percentage of our services bookings coming from services that are sold on a standalone basis, which are recognized as revenue when delivered.
Operating Expenses
Research and Development Expense

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$11,873	$12,932	$(1,059)	(8.2)%
% of revenue	25.0%	34.7%
Research and development expense decreased by $1.1 million in the three months ended June 30, 2017 compared to the same period in 2016, primarily due to a $1.2 million decrease in personnel costs, partially offset by an increase of $0.1 million in allocated overhead driven largely by an increase in IT and facilities costs. The $1.2 million decrease in personnel costs was primarily due to a $0.6 million acquisition-related bonus recorded in the three months ended June 30, 2016 and $0.3 million of certain departmental costs in the three months ended June 30, 2016 that have been eliminated in 2017. In addition, $0.3 million of personnel costs that were capitalized as internal-use software costs in the three months ended June 30, 2017.

Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$27,132	$21,680	$5,452	25.1%
% of revenue	57.2%	58.2%
Sales and marketing expense increased by $5.5 million in the three months ended June 30, 2017 compared to the same period in 2016, primarily due to a $3.8 million increase in personnel costs due to an increase in headcount from 341 as of June 30, 2016 to 400 as of June 30, 2017, inclusive of an $0.5 million increase in stock-based compensation expense, as well as the timing effect of when our headcount additions were hired in 2017 and 2016 to drive additional sales of our products and services and higher commissions expense recorded as a result of increased customer orders. Our increase in sales and marketing expense also included a $0.9 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.4 million increase in marketing costs resulting from an increase in event marketing and general advertising, a $0.2 million increase in travel and entertainment expense and a $0.2 million increase in other expenses.
General and Administrative Expense

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$7,256	$6,644	$612	9.2%
% of revenue	15.3%	17.8%
General and administrative expense increased by $0.6 million in the three months ended June 30, 2017 compared to the same period in 2016, primarily due to a $0.8 million increase in personnel costs, inclusive of an $0.6 million increase in stock-based compensation expense, as a result of an increase in headcount from 110 as of June 30, 2016 to 117 as of June 30, 2017 as well as the timing effect of when our headcount additions were hired in 2017 and 2016, in order to support our overall company growth. Our increase in general and administrative expense also included a $0.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs. These increases were partially offset by a decrease of $0.1 million of amortization expense and $0.3 million of professional fees and other expenses.
Interest Income (Expense), Net

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Interest income (expense), net	$218	$26	$192	NM
% of revenue	0.5%	—%
Interest income (expense), net increased by $0.2 million in the three months ended June 30, 2017 compared to the same period in 2016 primarily due to higher interest income as a result of our investments in higher-yield securities. In the three months ended June 30, 2016, we incurred net interest expense due to non-cash interest charges related to the accretion of the liability associated with deferred acquisition payments that exceeded interest income earned.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense), net	$229	$(48)	$277	(577.1)%
% of revenue	0.5%	(0.1)%

Other income (expense), net increased by $0.3 million in the three months ended June 30, 2017 compared to the same period in 2016 primarily due to changes in realized and unrealized foreign currency gains and losses, specifically related to the euro and British pound sterling.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Provision for income taxes	$187	$149	$38	25.5%
% of revenue	0.4%	0.4%
Provision for income taxes increased nominally in the three months ended June 30, 2017 compared to the same period in 2016.
Comparison of the Six Months Ended June 30, 2017 and 2016
Revenue

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue:
Products	$53,110	$41,601	$11,509	27.7%
Maintenance and support	22,140	17,343	4,797	27.7
Professional services	17,438	13,120	4,318	32.9
Total revenue	$92,688	$72,064	$20,624	28.6%
Total revenue increased by $20.6 million in the six months ended June 30, 2017 compared to the same period in 2016. The increase in revenue included a $11.4 million increase from new customers, including the 931 new customers added since June 30, 2016 and a full six months of revenue related to new customers added in the six months ended June 30, 2016. Revenue also increased in the six months ended June 30, 2017 compared to the same period in 2016 due to $9.2 million in additional revenue from existing customers. The increase in total revenue in the six months ended June 30, 2017 compared to the same period in 2016 was comprised of $15.8 million generated from sales in North America and $4.8 million generated from sales from the rest of the world.

Cost of Revenue

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue:
Products	$10,267	$5,285	$4,982	94.3%
Maintenance and support	3,728	3,439	289	8.4
Professional services	11,348	9,281	2,067	22.3
Total cost of revenue	$25,343	$18,005	$7,338	40.8%
Gross margin %:
Products	80.7%	87.3%
Maintenance and support	83.2	80.2
Professional services	34.9	29.3
Total gross margin %	72.7%	75.0%
Total cost of revenue increased by $7.3 million in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to a $4.3 million increase in personnel costs, inclusive of an $0.2 million increase in stock-based compensation expense, resulting from an increase in headcount from 156 as of June 30, 2016 to 200 as of June 30, 2017, as well as the timing effect of when our headcount additions were hired in 2017 and 2016, to support our growing customer base. Our increase in total cost of revenue also included a $2.7 million increase in cloud computing costs related to growing cloud-based subscription revenue, a $0.7 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.3 million increase in travel and entertainment expense and a $0.3 million increase in other expenses, partially offset by a decrease of $1.0 million in third-party professional service consulting costs.
Total gross margin percentage decreased for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to the decrease in gross margin for products, partially offset by the increases in gross margin for professional services and maintenance and support. The decrease in products gross margin for the six months ended June 30, 2017 was due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products. The increase in professional services gross margin for the six months ended June 30, 2017 was driven by higher utilization as well as a higher percentage of our services bookings coming from services that are sold on a standalone basis, which are recognized as revenue when delivered. The increase in maintenance and support gross margin for the six months ended June 30, 2017 was driven by our ability to scale as our revenue continues to grow.
Operating Expenses
Research and Development Expense

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$23,266	$25,274	$(2,008)	(7.9)%
% of revenue	25.1%	35.1%
Research and development expense decreased by $2.0 million in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to a $2.2 million decrease in personnel costs, and a decrease of $0.2 million in other expenses, partially offset by an increase of $0.4 million in allocated overhead driven largely by an increase in IT and facilities costs. The $2.2 million decrease in personnel costs was primarily due to a $1.0 million acquisition-related bonus recorded in the six months ended June 30, 2016, $0.7 million of certain departmental costs in the six months ended June 30, 2016 that have been eliminated in 2017, and $0.3 million of personnel costs that were capitalized as internal-use software costs in the three months ended June 30, 2017.

Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$51,942	$44,448	$7,494	16.9%
% of revenue	56.0%	61.7%
Sales and marketing expense increased by $7.5 million in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to a $3.7 million increase in personnel costs due to an increase in headcount from 341 as of June 30, 2016 to 400 as of June 30, 2017 as well as the timing effect of when our headcount additions were hired in 2017 and 2016 to drive additional sales of our products and services and higher commissions expense recorded as a result of increased customer orders. Our increase in sales and marketing expense also included a $1.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $1.3 million increase in marketing costs resulting from an increase in event marketing and general advertising, a $0.5 million increase in partner referral fees, a $0.3 million increase in travel and entertainment expense, a $0.2 million increase in professional fees and a $0.3 million increase in other expenses.
General and Administrative Expense

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$14,504	$13,237	$1,267	9.6%
% of revenue	15.7%	18.3%

General and administrative expense increased by $1.3 million in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to a $1.2 million increase in personnel costs inclusive of an $0.8 million increase in stock-based compensation expense, as a result of an increase in headcount from 110 as of June 30, 2016 to 117 as of June 30, 2017 as well as the timing effect of when our headcount additions were hired in 2017 and 2016, in order to support our overall company growth. Our increase in general and administrative expense also included a $0.3 million increase in allocated overhead driven largely by an increase in IT and facilities costs. These increases were partially offset by a decrease of $0.2 million of amortization expense.
Interest Income (Expense), Net

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Interest income (expense), net	$387	$11	$376	NM
% of revenue	0.4%	—%
Interest income (expense), net increased by $0.4 million in the six months ended June 30, 2017 compared to the same period in 2016, primarily due to higher interest income as a result of our investments in higher-yield securities. In the six months ended June 30, 2016, we incurred net interest expense due to non-cash interest charges related to the accretion of the liability associated with deferred acquisition payments that exceeded interest income earned.
Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense), net	$114	$148	$(34)	(23.0)%
% of revenue	0.1%	0.2%
Other income (expense), net decreased by $34 thousand in the six months ended June 30, 2017 compared to the same period in 2016 primarily due to changes in realized and unrealized foreign currency gains and losses, specifically related to the euro and British pound sterling.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Provision for income taxes	$316	$291	$25	8.6%
% of revenue	0.3%	0.4%
Provision for income taxes increased nominally in the six months ended June 30, 2017 compared to the same period in 2016.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, investments and collections from our accounts receivable. In connection with our initial public offering, or IPO, and concurrent private placement in July 2015, we received aggregate net proceeds to us of $112.3 million, after deducting underwriting discounts and commissions of $8.3 million and offering expenses of $3.1 million. Prior to our IPO, we funded our operations primarily through issuances of common and redeemable convertible preferred stock and debt, including net proceeds of $93.4 million from the sale of shares of common and preferred stock. As of June 30, 2017, we had $53.1 million in cash and cash equivalents, $40.0 million in short- and long-term investments that have maturities ranging from 3 months to 2 years and an accumulated deficit of $411.6 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future.
We believe that our existing cash and cash equivalents and our short and long-term investments together with cash generated from our operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and professional service offerings and the cost of any future acquisitions of technology or businesses. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital on terms satisfactory to us when we require it, our business, operating results and financial condition could be adversely affected.
The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$53,148	$86,553
Net cash (used in) provided by operating activities	(660)	271
Net cash used in investing activities	(4,117)	(1,842)
Net cash provided by (used in) financing activities	4,553	(301)
Effects of exchange rates on cash and cash equivalents	144	74
Cash and cash equivalents at end of period	$53,068	$84,755
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment.
Operating Activities
Operating activities used $0.7 million of cash and cash equivalents in the six months ended June 30, 2017, which reflects our continued growth in revenue offset by continued investments in our operations and timing of working capital items. Cash used in operating activities reflected our net loss of $22.2 million, offset by a decrease in our net operating assets and liabilities of $8.4 million and non-cash charges of $13.1 million related primarily to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $11.4 million increase in deferred revenue from sales of our products and services, a $1.2 million decrease in accounts receivable, and a $0.4 million decrease in prepaid and other current assets, which each had a positive impact on operating cash flow. These factors were offset by a $2.1 million decrease in accrued expenses, which was largely the result of annual bonus and commission payments, a $1.7 million decrease in accounts payable and a $0.8 million decrease in other liabilities, which each had a negative impact on operating cash flow.

Operating activities provided $0.3 million of cash and cash equivalents in the six months ended June 30, 2016. Cash used in operating activities reflected our net loss of $29.0 million, partially offset by a decrease in our net operating assets and liabilities of $16.3 million and non-cash charges of $13.0 million related to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and non-cash interest charges. The decrease in our net operating assets and liabilities was primarily due to a $14.4 million increase in deferred revenue from sales of our products and services, a $4.9 million decrease in accounts receivable, which was the result of strong cash collections, and a $1.9 million increase in accounts payable, which each had a positive impact on operating cash flow. These factors were offset by a $3.4 million decrease in accrued expenses, which was largely the result of annual bonus and increased commission payments, a $1.4 million increase in prepaid expenses and other assets and a $0.1 million decrease in other liabilities, which each had a negative impact on operating cash flow.
Investing Activities
Investing activities used $4.1 million of cash in the six months ended June 30, 2017, consisting of $15.8 million used for purchases of investments, offset by $14.6 million of investment sales and maturities, $2.6 million in capital expenditures to purchase computer equipment and leasehold improvements and $0.3 million for the capitalization of internal-use software costs.

Investing activities used $1.8 million of cash in the six months ended June 30, 2016, as a result of capital expenditures to purchase equipment and leasehold improvements.

Financing Activities

Financing activities provided $4.6 million of cash in the six months ended June 30, 2017, which consisted primarily of $4.1 million in proceeds from the exercise of stock options and $1.5 million in proceeds from the issuance of common shares purchased by employees under the ESPP, partially offset by a $0.8 million deferred acquisition payment and $0.2 million in withholding taxes paid for the net share settlement of equity awards.

Financing activities used $0.3 million of cash in the six months ended June 30, 2016, which consisted primarily of $3.8 million in withholding taxes paid for the net share settlement of equity awards, partially offset by $2.1 million in proceeds from the issuance of common shares purchased by employees under the ESPP, and $1.4 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
As of June 30, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Hong Kong, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at June 30, 2017 would not be material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
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
As of June 30, 2017, we had cash and cash equivalents of $53.1 million, consisting of bank deposits and money market funds. We also had short- and long-term investments of $40.0 million, consisting of U.S. government agencies, commercial paper, corporate bonds and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2017. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have posted a net loss in each year since inception, including net losses of $49.0 million, $49.9 million, $32.6 million, $22.2 million and $29.0 million in the years ended December 31, 2016, 2015 and 2014 and the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, we had an accumulated deficit of $411.6 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:

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

•	the ability to successfully grow our sales of InsightOps, InsightIDR, InsightVM and InsightAppSec;

•	the level of perceived threats to organizations’ cyber security;

•	network outages, security breaches, technical difficulties or interruptions with our products;

•	changes in the growth rate of the markets in which we compete;

•	variations in our billings and sales of our products and services due to seasonality and customer demand;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

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
Although we continue to introduce and acquire new products and professional services, we derive and expect to continue to derive a substantial majority of our revenue from customers using certain of our threat exposure management offerings, Nexpose and Metasploit. Greater than half of our revenue was attributable to Nexpose in each of our last three fiscal years. As a result, our operating results could suffer due to:

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
Our inability to renew or increase sales of our threat exposure management offerings, including content subscriptions and maintenance and support, or a decline in prices of our threat exposure management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. In addition, we have introduced several cloud-based subscription products, including InsightOps, InsightIDR, InsightVM and InsightAppSec products. These products are relatively new, and it is uncertain whether they will gain market acceptance. We are also investing in the expansion of our security advisory services offerings, which we believe will help drive demand for our other products in addition to being a stand-alone service. Any factor adversely affecting sales of our products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.

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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the six months ended June 30, 2017 and 2016, international operations generated 16% and 13% of our revenue, respectively.

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

•
costs of compliance with U.S. laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell or provide our solutions in certain foreign markets, and the risks and costs of non-compliance;

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
Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, including the operations, products and technology acquired in connection with our acquisition of Komand in July 2017. The acquisition of Komand’s orchestration and automation technology is intended to help our customers automatically identify risks, respond to incidents, and address issues significantly faster and with less human intervention. The integration process of a new business or technology, such as Komand, requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration of Komand or any future acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition, including certain employees which we acquired in connection with our acquisition of Komand. If we are unable to effectively execute or integrate acquisitions, our business, financial condition and operating results could be adversely affected.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the six months ended June 30, 2017 and 2016, we incurred approximately 16% and 13% of our expenses, respectively, outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the six months ended June 30, 2017 and 2016, approximately 5% of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
Changes in financial accounting standards may adversely impact our reported results of operations.
A change in accounting standards or practices, in particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. We will be required to implement this new revenue standard, as amended by accounting standards update No. 2015-14, in the first quarter of fiscal 2018. While we are still evaluating the total impact of the new revenue standard, we believe the adoption of this new standard will have an impact on our consolidated financial statements, including the way we account for perpetual software license arrangements where the software license is deemed dependent on our content subscription arrangements, arrangements involving software licenses that are sold with professional services and recognize direct and incremental commission costs to obtain a contract. These and other changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.
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
Finally, there are currently multinational efforts underway as part of the Wassenaar Arrangement on Export Controls for Conventional Arms and Dual-Use Goods and Technologies, or the Wassenaar Arrangement, to impose additional restrictions on certain cyber security products. Such controls have been implemented by many Wassenaar members, but are not currently in effect in the United States and may undergo substantial modification before becoming effective. To implement the controls under the Wassenaar Arrangement in the United States, the U.S. Department of Commerce's Bureau of Industry and Security, or BIS, would have to amend the Export Administration Regulations, or the EAR. Such amendments could include changes that impose new licensing, approval and other requirements on our commercial Metasploit products and thereby put us at a disadvantage in competing for international sales. We are closely monitoring the potential implications of the Wassenaar Arrangement on the commercial versions of Metasploit, and are actively working with BIS and other U.S. government stakeholders in connection with the implementation of the controls under the Wassenaar Arrangement.
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
We, and our customers, are subject to a number of domestic and international laws and regulations that apply to online services and the internet generally. These laws, rules and regulations address a range of issues including data privacy and cyber security, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for online services, data privacy and cyber security issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws, rules and regulations regarding the collection, use, storage and disclosure of information, web browsing and geolocation data collection, data analytics, cyber security and breach notification procedures. Interpretation of these laws, rules and regulations and their application to our products and professional services in the United States and foreign jurisdictions is ongoing and cannot be fully determined at this time.
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, HIPAA, the Gramm Leach Bliley Act and state breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, or our customers, must comply, including the EU Data Protection Directive 95/46/EC (“Directive”) established in the European Union (“EU”) and local EU Member State legislation implementing the Directive, such as the Data Protection Act in the United Kingdom. In addition, in April 2016, the European Union adopted a new General Data Protection Regulation designed to unify data protection within the European Union under a single law, which may result in significantly greater compliance burdens and costs for companies with users and operations in the European Union. Under the General Data Protection Regulation, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed. This government action is typically intended to protect the privacy of personal data that is collected, processed and transmitted in or from the governing jurisdiction. These laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The General Data Protection Regulation will go into effect and apply to us beginning in May 2018. Further, many U.S. federal and state and other foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, we signed up to the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they were adhering to relevant European standards for data protection. On October 6, 2015, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Safe Harbor Framework. In light of CJEU’s decision, we have reviewed our current operations to ensure that our EU-U.S. data transfers comply with EU data protection laws. The available legal basis for such transfers will depend on a number of factors, including, for example, the type of data and the European Economic Area country from which the data is being transferred, and may require that we obtain express consent from the customer or employee whose data is being transferred or include in our agreements with the applicable customer or European Economic Area employing entity the standard contractual clauses that have been approved by the EU Commission or adopt one of the other alternative mechanisms available in order to effect such transfers in compliance with the EU laws (although certain German regulators have expressed concerns in respect of the standard contractual clauses and the Irish DPA has commenced proceedings in the Irish High Court to seek a reference to the CJEU as to whether the standard contractual clauses can be used as a basis for data transfers to the United States). Our compliance actions may involve substantial time and expense; for example, if we enter into the standard contractual clauses with a customer, in some EU countries, including Belgium and Spain, executed clauses need to be lodged with or notified to the country’s data protection authority prior to the transfer of any data, and in other countries, including Austria, France, Ireland, Romania and Slovenia, the clauses need to be approved by the country’s data protection authority prior to use. Non-compliance could result in the EU data protection authorities imposing a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.
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
Further, there are active legislative discussions regarding the implementation of laws or regulations that could restrict the manner in which security research is conducted and that could restrict or possibly bar the conduct of penetration testing and the use of exploits, which are an essential component of our Metasploit product and our business strategy more generally. Our failure to comply with existing laws, rules or regulations, changes to existing laws or their interpretation, or the imposition of new laws, rules or regulations, could result in additional costs and may necessitate changes to our business practices and divergent operating models, which may have a material and adverse impact on our business, results of operations, and financial condition.

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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in

July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $27.45 through August 1, 2017. Factors that may affect the market price of our common stock include:

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
From time to time, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance about our business, other business metrics and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
As of August 1, 2017, our directors, executive officers and holders of more than 10% of our common stock, some of whom are represented on our board of directors, together with their affiliates, beneficially owned 45% of the voting power of our outstanding capital stock. As a result, these stockholders will be able to determine the outcome of matters submitted to our stockholders for approval. This concentration of ownership by itself may have the effect of delaying, deferring or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn, could materially and adversely affect the market price of our common stock.
Substantial future sales of our common stock in the public market, or the perception that these sales may occur, could cause our share price to decline.
Sales of a substantial amount of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. All outstanding shares of our common stock are freely tradable without restriction under the Securities Act of 1933, as amended, or the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are subject to restrictions under the Securities Act, or that may be issued under our equity incentive plans subject to vesting requirements. We are unable to predict the effect that these sales, particularly sales by our directors, executive officers, and significant stockholders, may have on the prevailing market price of our common stock.
We have filed registration statements on Form S-8 under the Securities Act to register shares of common stock that may be issued under our equity incentive plans from time to time. Shares registered under these registration statements are available for sale in the public market upon issuance subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates. We also filed a “shelf” registration statement on Form S-3 under the Securities Act in May 2017 that became effective in June 2017, allowing us, from time to time, to offer up to $50 million of shares of common stock and to cover the resale of up to an aggregate of 18,419,274 shares of our common stock by selling stockholders to be named in the applicable prospectus supplement to the shelf registration statement, from time to time.
Certain existing holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock. In June 2017, we filed a prospectus supplement with respect to the sale of up to 2,800,000 shares of our common stock by two of our significant stockholders, which facilitated the resale by those holders of a portion of the shares of our common stock they hold.
In addition, in the future, we may issue common stock or other securities in connection with a capital raise or acquisitions. The number of new shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock.
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
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (dollars in thousands)
April 1, 2017 to April 30, 2017	4,559	$16.30	—	—
May 1, 2017 to May 31, 2017	—	—	—	—
June 1, 2017 to June 30, 2017	—	—	—	—
Total	4,559	$16.30	—	—

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

RAPID7, INC.

Date: August 8, 2017	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Jeff Kalowski
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