Form 10-Q
period 2017-09-30
Rapid7, Inc.
filed 2017-11-08
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2017, there were 43,881,140 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$49,055	$53,148
Short-term investments	34,825	18,779
Accounts receivable, net of allowance for doubtful accounts of $1,212 and $1,061 at September 30, 2017 and December 31, 2016, respectively	48,690	49,154
Prepaid expenses and other current assets	8,747	9,152
Total current assets	141,317	130,233
Long-term investments	1,110	20,162
Property and equipment, net	7,995	8,088
Goodwill	83,170	75,110
Intangible assets, net	17,208	8,946
Other assets	640	764
Total assets	$251,440	$243,303
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,567	$4,012
Accrued expenses	23,737	23,499
Deferred revenue, current portion	133,117	116,903
Other current liabilities	1,394	1,195
Total current liabilities	161,815	145,609
Deferred revenue, non-current portion	55,526	52,160
Other long-term liabilities	2,333	3,496
Total liabilities	219,674	201,265
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; 0 shares issued at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 44,337,203 and 43,018,737 shares issued at September 30, 2017 and December 31, 2016, respectively; 43,857,005 and 42,554,683 shares outstanding at September 30, 2017 and December 31, 2016, respectively	439	426
Treasury stock, at cost, 480,198 and 464,054 shares at September 30, 2017 and December 31, 2016, respectively	(4,645)	(4,391)
Additional paid-in-capital	457,904	435,360
Accumulated other comprehensive loss	(23)	(19)
Accumulated deficit	(421,909)	(389,338)
Total stockholders’ equity	31,766	42,038
Total liabilities and stockholders’ equity	$251,440	$243,303
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Products	$29,626	$23,108	$82,736	$64,709
Maintenance and support	11,654	9,694	33,794	27,037
Professional services	9,241	7,537	26,679	20,657
Total revenue	50,521	40,339	143,209	112,403
Cost of revenue:
Products	6,888	3,415	17,155	8,700
Maintenance and support	1,739	1,801	5,467	5,240
Professional services	5,740	4,822	17,088	14,103
Total cost of revenue	14,367	10,038	39,710	28,043
Total gross profit	36,154	30,301	103,499	84,360
Operating expenses:
Research and development	13,570	11,616	36,836	36,890
Sales and marketing	28,224	21,284	80,166	65,732
General and administrative	7,402	7,605	21,906	20,842
Total operating expenses	49,196	40,505	138,908	123,464
Loss from operations	(13,042)	(10,204)	(35,409)	(39,104)
Other income (expense), net:
Interest income (expense), net	198	44	585	55
Other income (expense), net	235	36	349	184
Loss before income taxes	(12,609)	(10,124)	(34,475)	(38,865)
Provision for (benefit from) income taxes	(2,325)	70	(2,009)	361
Net loss	$(10,284)	$(10,194)	$(32,466)	$(39,226)
Net loss per share, basic and diluted	$(0.24)	$(0.25)	$(0.76)	$(0.96)
Weighted-average common shares outstanding, basic and diluted	43,279,025	41,482,173	42,693,212	41,033,080
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net loss	$(10,284)	$(10,194)	$(32,466)	$(39,226)
Other comprehensive loss:
Change in fair value of investments	23	—	(7)	—
Adjustment for net losses realized and included in net loss	—	—	3	—
Total change in unrealized losses on investments	23	—	(4)	—
Comprehensive loss	$(10,261)	$(10,194)	$(32,470)	$(39,226)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(32,466)	$(39,226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,304	5,330
Stock-based compensation expense	14,738	13,337
Provision for doubtful accounts	509	504
Deferred income taxes	(2,632)	—
Foreign currency re-measurement gain	(410)	(166)
Other non-cash expenses	214	168
Changes in operating assets and liabilities:
Accounts receivable	130	5,134
Prepaid expenses and other assets	601	(1,076)
Accounts payable	(322)	549
Accrued expenses	803	(1,607)
Deferred revenue	19,580	18,948
Other liabilities	(965)	166
Net cash provided by operating activities	5,084	2,061
Cash flows from investing activities:
Business acquisition, net of cash acquired	(14,717)	—
Purchases of property and equipment	(3,506)	(3,307)
Capitalization of internal-use software costs	(756)	—
Purchases of investments	(21,684)	—
Sale and maturities of investments	24,522	—
Net cash used in investing activities	(16,141)	(3,307)
Cash flows from financing activities:
Deferred business acquisition payment	(796)	—
Payments of capital lease obligations	—	(68)
Taxes paid related to net share settlement of equity awards	(468)	(3,826)
Proceeds from employee stock purchase plan	2,914	3,724
Proceeds from stock option exercises	4,995	2,518
Net cash provided by financing activities	6,645	2,348
Effect of exchange rate changes on cash and cash equivalents	319	60
Net (decrease) increase in cash and cash equivalents	(4,093)	1,162
Cash and cash equivalents, beginning of period	53,148	86,553
Cash and cash equivalents, end of period	$49,055	$87,715
Supplemental cash flow information:
Cash paid for income taxes	$759	$480
Cash paid for interest	$—	$1
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.

Significant Accounting Policies

There have been no significant changes to our significant accounting policies as of and for the three and nine months ended September 30, 2017, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$3,076	$—	$—	$3,076
U.S. government agencies	12,478	—	—	12,478
Commercial paper	—	6,729	—	6,729
Corporate bonds	—	15,455	—	15,455
Asset-backed securities	—	2,522	—	2,522
Total assets	$15,554	$24,706	$—	$40,260

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$10,085	$—	$—	$10,085
U.S. government agencies	14,982	—	—	14,982
Commercial paper	—	8,078	—	8,078
Corporate bonds	—	10,314	—	10,314
Asset-backed securities	—	6,467	—	6,467
Total assets	$25,067	$24,859	$—	$49,926
We had no liabilities measured and recorded at fair value on a recurring basis as of September 30, 2017 or December 31, 2016.
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$12,494	$—	$(16)	$12,478
Commercial paper	6,729	—	—	6,729
Corporate bonds	15,463	—	(8)	15,455
Asset-backed securities	2,521	1	—	2,522
Total assets	$37,207	$1	$(24)	$37,184
Our available-for-sale investments as of September 30, 2017 includes $1.2 million of commercial paper investments which are classified as cash and cash equivalents as the original maturity was less than three months.

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$14,992	$3	$(13)	$14,982
Commercial paper	7,178	—	—	7,178
Corporate bonds	10,326	1	(13)	10,314
Asset-backed securities	6,464	4	(1)	6,467
Total assets	$38,960	$8	$(27)	$38,941
For all of our investments for which the amortized cost basis was greater than the fair value at September 30, 2017 and December 31, 2016, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

Note 3. Business Combination
On July 12, 2017, we acquired Komand, Inc. (Komand), a security orchestration and automation company based in Boston, Massachusetts for total cash consideration of $14.8 million. We expensed the related acquisition costs of $0.2 million in general and administrative expense.
The following table summarizes the cash consideration paid for Komand and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash consideration	$14,781

Recognized amount of identifiable assets acquired and liabilities assumed:
Net working capital	(27)
Deferred tax liability	(2,632)
Intangible assets	9,380
Total identifiable net assets assumed	6,721
Goodwill	8,060
Total purchase price allocation	$14,781
The fair value of identifiable intangible assets were based on valuations using a combination of the income and cost approach. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Weighted Average Amortization Life (years)
	(in thousands)
Developed technology	$9,380	5
Identifiable intangible assets	$9,380
The excess of the purchase price over the tangible assets acquired, identifiable intangible asset acquired and assumed liabilities was recorded as goodwill. We believe that the amount of goodwill reflects the expected synergistic benefits of being able to leverage the integration of our existing product offerings and services with the products and technology acquired in connection with our acquisition of Komand and to be able to successfully market and sell these new products to our customer base. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible asset will not be deductible for tax purposes. Accordingly, a $2.6 million deferred tax benefit was recorded during the three months ended September 30, 2017 resulting from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired which is not deductible for tax purposes.
These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital.

Following the acquisition, certain retained employees of Komand (i) received an aggregate of 295,600 restricted stock units which will vest over four years and (ii) shall be eligible for an aggregate of up to $5.0 million of incentive payments contingent on achievement of certain milestones within four years of the acquisition date. The vesting of the restricted stock units and eligibility to receive the incentive payments are each subject to the employee's continued service with us. Accordingly, compensation expense associated with the restricted stock units and incentive payments will be expensed as incurred in our post-acquisition financial statements.
Proforma results of operations have not been included, as the acquisition of Komand was not material to our results of operations for any periods presented.

Note 4. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Computer equipment and software	$15,024	$12,844
Furniture and fixtures	3,629	3,131
Leasehold improvements	8,737	8,077
Total	27,390	24,052
Less accumulated depreciation	(19,395)	(15,964)
Property and equipment, net	$7,995	$8,088
Depreciation expense was $1.2 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively and $3.4 million for the nine months ended September 30, 2017 and 2016.
Note 5. Goodwill and Intangible Assets
Goodwill was $83.2 million and $75.1 million as of September 30, 2017 and December 31, 2016, respectively. The following table displays the changes in goodwill:

Amount
(in thousands)
Balance at December 31, 2016	$75,110
Komand acquisition	8,060
Balance at September 30, 2017	$83,170
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of September 30, 2017			As of December 31, 2016
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.7	$20,611	$(4,848)	$15,763	$11,231	$(3,118)	$8,113
Customer relationships	6.7	1,000	(312)	688	1,000	(197)	803
Trade names	6.1	519	(507)	12	519	(496)	23
Non-compete agreements	2.0	40	(40)	—	40	(33)	7
Total acquired intangible assets		22,170	(5,707)	16,463	12,790	(3,844)	8,946
Internal-use software		756	(11)	745	—	—	—
Total intangible assets		$22,926	$(5,718)	$17,208	$12,790	$(3,844)	$8,946

Amortization expense was $0.9 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively, and $1.9 million for the nine months ended September 30, 2017 and 2016.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of September 30, 2017 is as follows (in thousands):

2017 (for the remaining three months)	$970
2018	3,840
2019	3,813
2020	3,760
2021	3,208
2022 and thereafter	1,095
Total	$16,686

The table above excludes the impact of $0.5 million of capitalized internal-use software costs for projects that have not been completed as of September 30, 2017, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 6. Stock-Based Compensation Expense

(a)	General
Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$305	$166	$815	$445
Research and development	1,986	1,600	5,188	4,617
Sales and marketing	1,512	1,328	4,694	5,453
General and administrative	1,485	1,083	4,041	2,822
Total stock-based compensation expense	$5,288	$4,177	$14,738	$13,337
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity during the nine months ended September 30, 2017 was as follows:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2016	585,004	$18.05	734,577	$13.47
Granted	—	—	1,863,510	14.83
Vested	(292,210)	17.36	(320,724)	13.77
Forfeited	(14,093)	23.01	(207,740)	14.02
Unvested balance as of September 30, 2017	278,701	$18.52	2,069,623	$14.59
As of September 30, 2017, the unrecognized compensation expense related to our unvested restricted stock and restricted stock units expected to vest was $32.5 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 3.0 years.

During the nine months ended September 30, 2017, we repurchased 16,144 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

(c)	Stock Options
Stock option activity during the nine months ended September 30, 2017 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	4,580,375	$8.20
Granted	1,274,238	13.41
Exercised	(785,550)	6.38		$8,598
Forfeited/cancelled	(290,813)	12.73
Outstanding as of September 30, 2017	4,778,250	$9.61	7.3	$38,422
Vested and exercisable as of September 30, 2017	2,714,463	$6.90	6.0	$29,173
As of September 30, 2017, the unrecognized compensation expense related to our unvested stock options expected to vest was $12.0 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.7 years.
The total fair value of stock options vested in the nine months ended September 30, 2017 was $5.9 million. The weighted-average grant date fair value of stock options granted in the nine months ended September 30, 2017 was $6.66 per share.

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
On September 15, 2017, we issued 109,144 shares of common stock to employees for aggregate proceeds of $1.4 million. The purchase price of the shares of common stock was $12.96 per share, which was discounted in accordance with the terms of the ESPP from the closing price of our common stock on March 16, 2017 of $15.25.
Note 7. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Numerator:
Net loss	$(10,284)	$(10,194)	$(32,466)	$(39,226)
Denominator:
Weighted-average common shares outstanding, basic and diluted	43,279,025	41,482,173	42,693,212	41,033,080
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.25)	$(0.76)	$(0.96)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2017	2016
Options to purchase common stock	4,778,250	4,520,062
Unvested restricted stock	278,701	696,187
Unvested restricted stock units	2,069,623	657,427
Shares to be issued under ESPP	9,614	15,087
Total	7,136,188	5,888,763
Note 8. Commitments and Contingencies

(a)	Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

(b)	Litigation and Claims
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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
North America	$42,966	$34,538	$121,177	$96,957
Other	7,555	5,801	22,032	15,446
Total	$50,521	$40,339	$143,209	$112,403
Of the total net revenues generated in North America, 93% and 94% of the revenues were generated in the United States for the three months ended September 30, 2017 and 2016, respectively, and 93% and 96% of the revenues were generated in the United States for the nine months ended September 30, 2017 and 2016, respectively.
Property and equipment, net by geographic area was as follows:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
United States	$6,646	$7,063
Other	1,349	1,025
Total	$7,995	$8,088
Note 10. Related Party Transactions
In October 2015, McAfee LLC (formerly known as Intel Security) announced the end-of-sale for the McAfee Vulnerability Manager to customers and partners, effective January 11, 2016, with end-of-life to follow, and announced that we were named their exclusive vulnerability management partner. Under the terms of the commercial agreement, we incur partner referral fees as customers transition from McAfee Vulnerability Manager to Nexpose. During the three and nine months ended September 30, 2017, we recognized sales and marketing expense of $0.4 million and $2.3 million, respectively, related to partner referral fees payable to McAfee LLC. On February 6, 2017, Michael Berry, a member of our Board of Directors, became the Chief Financial Officer of McAfee LLC.
Note 11. Subsequent Event

In October 2017, we entered into a lease agreement for a new facility in Austin, Texas for approximately 26,000 square feet.  We expect to occupy the new office space in September 2018 and the lease term is 86 months.  Our total obligation for the rent is approximately $7.6 million over the term of the lease.

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
We market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of September 30, 2017, we had over 6,700 customers in 125 countries, including 39% of the Fortune 1000. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 2% of our revenue for the three or nine months ended September 30, 2017 or 2016.
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

Our Business Model
We have three offerings: (1) threat exposure management, which includes our Nexpose, InsightVM, Metasploit, AppSpider, InsightAppSec and Komand products, (2) incident detection and response, which includes our InsightIDR, Managed Detection and Response (formerly known as "Analytic Response"), InsightOps and Logentries products as well as our incident response services and (3) security advisory services.
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:

•
Licensed software, including both term and perpetual licenses, and the sale of maintenance and support. Our Nexpose, Metasploit and AppSpider products are offered through perpetual or term software licenses, with a majority of our customers selecting a perpetual license. Our customers who purchase software licenses also purchase maintenance and support, which provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide our customers with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one to three-year terms. In addition, our Komand product offering is offered through term licenses.

•
Cloud-based subscriptions, which provide our software capabilities to our customers through cloud access and on a Software as a Service, or SaaS, basis. Our InsightIDR, InsightVM, InsightAppSec, Logentries and InsightOps products are offered on cloud-based subscriptions, generally with one to three-year terms.

•
Managed services, through which we operate our products and provide our capabilities on behalf of our customers. Our Managed Vulnerability Management (Nexpose), Managed Application Security (AppSpider) and Managed Detection and Response (InsightIDR) products are offered on a managed service basis, generally pursuant to one to three-year agreements.

We also offer various professional services across all of our offerings, including deployment and training services related to our software and cloud-based products, incident response services and security advisory services. Customers can purchase our professional services together with our product offerings or on a stand-alone basis pursuant to fixed fee or time-and-materials agreements.
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services and Logentries, in a trailing 12-month period by the dollar value of the corresponding customer agreements. We also calculate an expiring renewal rate that does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. Our renewal rate was 119% and 121% for the third quarter of 2017 and 2016, respectively, and our expiring renewal rate was 89% for the third quarter of 2017 and 2016. Our goal is to maintain what we believe are strong renewal rates, and work to increase them over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions or overall changes in our customers’ spending levels.
We generate revenue from selling products, maintenance and support, and professional services. For the three months ended September 30, 2017 and 2016, 82% and 81% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 18% and 19%, respectively, was derived from the sale of professional services. For the nine months ended September 30, 2017 and 2016, 81% and 82% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 19% and 18%, respectively, was derived from the sale of professional services.
For the three months ended September 30, 2017 and 2016, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 70.5% and 67.7%, respectively, of total revenue. For the nine months ended September 30, 2017 and 2016, recurring revenue was 69.8% and 67.4%, respectively, of total revenue. In prior years, we did not include term software licenses in the calculation of recurring revenue. As a result, for the three and nine months ended September 30, 2016, our recurring revenue was recast from 62.0%, as previously disclosed, to 67.7% and 67.4%, respectively.
For the three months ended September 30, 2017 and 2016, 86% and 85%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods. For the nine months ended September 30, 2017 and 2016,

66% and 64%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods. We have made adjustments to the historical calculation of revenue from deferred revenue and as a result, for the three and nine months ended September 30, 2016, our total revenue from deferred revenue was recast from 87% and 65%, respectively, as previously disclosed, to 85% and 64%, respectively. We generally bill customers and collect payment for both our products and services up front.
Other Business Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Total revenue	$50,521	$40,339	$143,209	$112,403
Year-over-year growth	25.2%	42.5%	27.4%	44.7%
Calculated billings (non-GAAP)	$58,735	$44,881	$162,789	$131,350
Operating cash flow	$5,744	$1,790	$5,084	$2,061

	As of September 30,
	2017	2016
Deferred revenue	$188,643	$149,264
Number of customers	6,735	5,873
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers.
Calculated Billings (non-GAAP). Calculated billings is a non-GAAP measure that we define as total revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period. We consider calculated billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure of total revenue, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represents a significant percentage of future revenue. We regularly monitor calculated billings because we believe the measure offers valuable information regarding the performance of our business and will help investors better understand the sales activity and performance of our business for a particular period. With the expansion of our subscription, cloud-based product offerings (InsightVM, InsightIDR, InsightAppSec, and InsightOps) on the Insight platform, we may realize a shortening of our average contract duration, which should be taken into consideration when evaluating calculated billings. Our use of calculated billings has limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue recognition or revenue measurement, or an analysis of our results as reported under GAAP. Also, it is important to note that other companies, including companies in our industry, may not use calculated billings, may compute billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of calculated billings as a comparative measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Total revenue	$50,521	$40,339	$143,209	$112,403
Add: Deferred revenue, end of period	188,643	149,264	188,643	149,264
Less: Deferred revenue, beginning of period	180,429	144,722	169,063	130,317
Calculated billings	$58,735	$44,881	$162,789	$131,350

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
The following tables reconcile GAAP gross profit to non-GAAP gross profit in total and by revenue class for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
GAAP total gross profit	$36,154	$30,301	$103,499	$84,360
Stock-based compensation expense	305	166	815	445
Amortization of acquired intangible assets	853	447	1,731	1,338
Non-GAAP total gross profit	$37,312	$30,914	$106,045	$86,143

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
GAAP gross profit – products	$22,738	$19,693	$65,581	$56,009
Stock-based compensation expense	92	11	242	42
Amortization of acquired intangible assets	853	447	1,731	1,338
Non-GAAP gross profit – products	$23,683	$20,151	$67,554	$57,389

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
GAAP gross profit – maintenance and support	$9,915	$7,893	$28,327	$21,797
Stock-based compensation expense	71	41	212	154
Non-GAAP gross profit – maintenance and support	$9,986	$7,934	$28,539	$21,951

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
GAAP gross profit – professional services	$3,501	$2,715	$9,591	$6,554
Stock-based compensation expense	142	114	361	249
Non-GAAP gross profit – professional services	$3,643	$2,829	$9,952	$6,803
The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
GAAP loss from operations	$(13,042)	$(10,204)	$(35,409)	$(39,104)
Stock-based compensation expense	5,288	4,177	14,738	13,337
Amortization of acquired intangible assets	894	769	1,863	1,935
Acquisition-related expenses	87	—	167	—
Non-GAAP loss from operations	$(6,773)	$(5,258)	$(18,641)	$(23,832)
The following table reconciles GAAP net loss to non-GAAP net loss for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
GAAP net loss	(10,284)	(10,194)	(32,466)	(39,226)
Stock-based compensation expense	5,288	4,177	14,738	13,337
Amortization of acquired intangible assets	894	769	1,863	1,935
Acquisition-related expenses	87	—	167	—
Release of valuation allowance, acquisition-related	(2,632)	—	(2,632)	—
Non-GAAP net loss	$(6,647)	$(5,248)	$(18,330)	$(23,954)
Non-GAAP net loss per share, basic and diluted	$(0.15)	$(0.13)	$(0.43)	$(0.58)
Weighted-average common shares outstanding, basic and diluted	43,279,025	41,482,173	42,693,212	41,033,080

Components of Results of Operations
Revenue
We generate revenue primarily from selling products, maintenance and support and professional services through a variety of delivery models to meet the needs of our diverse customer base. We generally bill customers and collect payment for both our products and services up front.
Products
We generate products revenue from the sale of (1) perpetual or term software licenses for our Nexpose, Metasploit and AppSpider products, term licenses for our product offering recently acquired from Komand, as well as associated content subscriptions for our Nexpose and Metasploit products, (2) managed services for our Nexpose, AppSpider and InsightIDR products and (3) cloud-based subscriptions for our InsightVM, InsightIDR, InsightAppSec, InsightOps, AppSpider and Logentries products. We also generate an immaterial amount of appliance revenue that is included in our products revenue and is associated with hardware sold as part of our Nexpose product to certain customers. Revenue for perpetual software licenses and related services that are sold along with the software license is deferred on our balance sheet and recognized as revenue on our consolidated statements of operations ratably over the contractual period of the maintenance and support, which is typically one to three years. Revenue for our managed services and cloud-based subscription offerings is recognized on our consolidated statements of operations ratably over the term of the managed service agreement or subscription, provided that all other revenue recognition criteria have been met.
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

Cost of Products
Cost of products consists of personnel and related costs for our content, managed service and cloud operations team, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead costs, which consist of IT, information security, recruiting, facilities and depreciation and are allocated based on relative headcount. Also included in cost of products are software license fees, hardware, cloud computing costs and internet connectivity expenses directly related to delivering our products, as well as amortization of certain intangible assets.
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
We expect our gross margins to decrease slightly as we expect revenue from our cloud-based subscriptions and managed services to increase as a percentage of total revenue, each of which generally have a lower gross margin than our software licenses.
Operating Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses include allocated overhead costs for depreciation, facilities, IT, information security and recruiting. Our allocated costs for IT include costs for compensation of IT personnel and costs associated with our IT infrastructure. All allocated overhead costs are allocated based on relative headcount.
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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes relates to U.S. federal and state, as well as certain foreign jurisdiction, income taxes. Historically, we have generated net losses in the U.S., U.K and Ireland and recorded a full valuation allowance against our U.S., U.K. and Ireland deferred tax assets. We expect to maintain a full valuation allowance on our U.S., Ireland and U.K. deferred tax assets in the near term. Realization of our U.S., Ireland and U.K. deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$29,626	$23,108	$82,736	$64,709
Maintenance and support	11,654	9,694	33,794	27,037
Professional services	9,241	7,537	26,679	20,657
Total revenue	50,521	40,339	143,209	112,403
Cost of revenue:(1)
Products	6,888	3,415	17,155	8,700
Maintenance and support	1,739	1,801	5,467	5,240
Professional services	5,740	4,822	17,088	14,103
Total cost of revenue	14,367	10,038	39,710	28,043
Operating expenses:(1)
Research and development	13,570	11,616	36,836	36,890
Sales and marketing	28,224	21,284	80,166	65,732
General and administrative	7,402	7,605	21,906	20,842
Total operating expenses	49,196	40,505	138,908	123,464
Loss from operations	(13,042)	(10,204)	(35,409)	(39,104)
Interest income (expense), net	198	44	585	55
Other income (expense), net	235	36	349	184
Loss before income taxes	(12,609)	(10,124)	(34,475)	(38,865)
Provision for (benefit from) income taxes	(2,325)	70	(2,009)	361
Net loss	$(10,284)	$(10,194)	$(32,466)	$(39,226)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$305	$166	$815	$445
Research and development	1,986	1,600	5,188	4,617
Sales and marketing	1,512	1,328	4,694	5,453
General and administrative	1,485	1,083	4,041	2,822
Total stock-based compensation expense	$5,288	$4,177	$14,738	$13,337

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	1,067	648	2,387	1,916
Research and development	277	262	782	875
Sales and marketing	475	497	1,446	1,450
General and administrative	248	504	689	1,089
Total depreciation and amortization expense	$2,067	$1,911	$5,304	$5,330

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Statement of Operations Data:
Revenue:
Products	58.6%	57.3%	57.8%	57.6%
Maintenance and support	23.1	24.0	23.6	24.0
Professional services	18.3	18.7	18.6	18.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	13.6	8.5	12.0	7.7
Maintenance and support	3.4	4.5	3.8	4.7
Professional services	11.4	11.9	11.9	12.5
Total cost of revenue	28.4	24.9	27.7	24.9
Operating expenses:
Research and development	26.9	28.8	25.7	32.8
Sales and marketing	55.9	52.8	56.0	58.5
General and administrative	14.6	18.8	15.3	18.5
Total operating expenses	97.4	100.4	97.0	109.8
Loss from operations	(25.8)	(25.3)	(24.7)	(34.7)
Interest income (expense), net	0.4	0.1	0.4	—
Other income (expense), net	0.5	0.1	0.2	0.1
Loss before income taxes	(24.9)	(25.1)	(24.1)	(34.6)
Provision for (benefit from) income taxes	(4.5)	0.2	(1.4)	0.3
Net loss	(20.4)%	(25.3)%	(22.7)%	(34.9)%
Comparison of the Three Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue:
Products	$29,626	$23,108	$6,518	28.2%
Maintenance and support	11,654	9,694	1,960	20.2
Professional services	9,241	7,537	1,704	22.6
Total revenue	$50,521	$40,339	$10,182	25.2%
Total revenue increased by $10.2 million in the three months ended September 30, 2017 compared to the same period in 2016. The increase in revenue included a $4.2 million increase from new customers, upsells and cross-sells. The increase in new customers revenue included 862 new customers added since September 30, 2016 and a full fiscal quarter of revenue related to new customers added in the three months ended September 30, 2016. Revenue also increased in the three months ended September 30, 2017 compared to the same period in 2016 due to $6.0 million in additional revenue from existing customer renewals. The increase in total revenue in the three months ended September 30, 2017 compared to the same period in 2016 was comprised of $8.4 million generated from sales in North America and $1.8 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue:
Products	$6,888	$3,415	$3,473	101.7%
Maintenance and support	1,739	1,801	(62)	(3.4)
Professional services	5,740	4,822	918	19.0
Total cost of revenue	$14,367	$10,038	$4,329	43.1%
Gross margin %:
Products	76.8%	85.2%
Maintenance and support	85.1	81.4
Professional services	37.9	36.0
Total gross margin %	71.6%	75.1%
Total cost of revenue increased by $4.3 million in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to a $2.0 million increase in personnel costs, inclusive of a $0.1 million increase in stock-based compensation expense, resulting from an increase in headcount from 160 as of September 30, 2016 to 213 as of September 30, 2017, as well as the timing effect of when our headcount additions were hired in 2017 and 2016, to support our growing customer base. Our increase in total cost of revenue also included a $1.2 million increase in cloud computing costs related to growing cloud-based subscription revenue, a $0.5 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.4 million increase in intangible assets amortization primarily due to the Komand acquisition, a $0.2 million increase in travel and entertainment expense, and a $0.2 million increase in third-party professional service consulting costs, partially offset by a decrease of $0.2 million of other expenses.
Total gross margin percentage decreased for the three months ended September 30, 2017 compared to the same period in 2016, primarily due to the decrease in gross margin for products, partially offset by the increase in gross margin for maintenance and support and professional services. The decrease in products gross margin for the three months ended September 30, 2017 was due to an increase in revenue from cloud-based subscriptions and managed services which have lower gross margins than our licensed software products. The increase in maintenance and support gross margin for the three months ended September 30, 2017 was driven by our ability to scale as our revenue continues to grow. The increase in professional services gross margin for the three months ended September 30, 2017 was primarily due to increased demand for our assessment services and strategic services.
Operating Expenses
Research and Development Expense

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$13,570	$11,616	$1,954	16.8%
% of revenue	26.9%	28.8%
Research and development expense increased by $2.0 million in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to a $0.9 million increase in personnel costs, an increase of $0.7 million in allocated overhead driven largely by an increase in IT and facilities costs and an increase of $0.4 million in other expenses. The $0.9 million increase in personnel costs was primarily due to a $0.7 million increase in salaries and related costs driven by growth in headcount from 240 as of September 30, 2016 to 250 as of September 30, 2017 which included 12 employees acquired in the Komand acquisition, as well as the timing effect of when our headcount additions were hired in 2017 and 2016, a $0.4 million increase in stock-based compensation expense and the impact of proceeds from a 2016 government grant received in Northern Ireland of $0.5 million. These increases in personnel costs were partially offset by $0.3 million of acquisition-related bonus recorded in the three months ended September 30, 2016 and $0.4 million of personnel costs that were capitalized as internal-use software costs in the three months ended September 30, 2017.

Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$28,224	$21,284	$6,940	32.6%
% of revenue	55.9%	52.8%
Sales and marketing expense increased by $6.9 million in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to a $3.5 million increase in personnel costs due to an increase in headcount from 350 as of September 30, 2016 to 413 as of September 30, 2017, inclusive of a $0.2 million increase in stock-based compensation expense, as well as the timing effect of when our headcount additions were hired in 2017 and 2016 to drive additional sales of our products and services and higher commissions expense recorded as a result of increased customer orders. Our increase in sales and marketing expense also included a $1.3 million increase in marketing costs resulting from an increase in event marketing including expenses related to our user conference and general advertising costs, a $0.9 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.7 million increase in travel and entertainment expense and a $0.5 million increase in other expenses.
General and Administrative Expense

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$7,402	$7,605	$(203)	(2.7)%
% of revenue	14.6%	18.8%
General and administrative expense decreased by $0.2 million in the three months ended September 30, 2017 compared to the same period in 2016, primarily due to a $0.4 million decrease in costs associated with a settlement and licensing agreement with a third party in 2016, a $0.3 million decrease in amortization and a $0.3 million decrease in other expenses. These decreases were partially offset by a $0.6 million increase in personnel costs, inclusive of a $0.4 million increase in stock-based compensation expense, as a result of an increase in headcount from 118 as of September 30, 2016 to 124 as of September 30, 2017 as well as the timing effect of when our headcount additions were hired in 2017 and 2016, in order to support our overall company growth and a $0.2 million increase in allocated overhead, driven largely by an increase in IT and facilities costs.
Interest Income (Expense), Net

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Interest income (expense), net	$198	$44	$154	NM
% of revenue	0.4%	0.1%
Interest income (expense), net increased by $0.2 million in the three months ended September 30, 2017 compared to the same period in 2016 primarily due to higher interest income as a result of our investments in higher-yield securities. In the three months ended September 30, 2016, net interest income was partially offset by interest expense due to non-cash interest charges related to the accretion of the liability associated with deferred acquisition payments.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense), net	$235	$36	$199	NM
% of revenue	0.5%	0.1%

Other income (expense), net increased by $0.2 million in the three months ended September 30, 2017 compared to the same period in 2016 primarily due to changes in realized and unrealized foreign currency gains and losses, specifically related to the euro and British pound sterling.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(2,325)	$70	$(2,395)	NM
% of revenue	(4.5)%	0.2%
Provision for (benefit from) income taxes decreased by $2.4 million in the three months ended September 30, 2017 compared to the same period in 2016 primarily due to a $2.6 million deferred tax benefit resulting from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of Komand which is not deductible for tax purposes. This deferred tax benefit was partially offset by an increase of $0.2 million provision for income taxes due to our increased operations in foreign jurisdictions.
Comparison of the Nine Months Ended September 30, 2017 and 2016
Revenue

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue:
Products	$82,736	$64,709	$18,027	27.9%
Maintenance and support	33,794	27,037	6,757	25.0
Professional services	26,679	20,657	6,022	29.2
Total revenue	$143,209	$112,403	$30,806	27.4%
Total revenue increased by $30.8 million in the nine months ended September 30, 2017 compared to the same period in 2016. The increase in revenue included a $12.5 million increase from new customers, upsells and cross-sells. The increase in new customers revenue includes 862 new customers added since September 30, 2016 and a full nine months of revenue related to new customers added in the nine months ended September 30, 2016. Revenue also increased in the nine months ended September 30, 2017 compared to the same period in 2016 due to $18.3 million in additional revenue from existing customer renewals. The increase in total revenue in the nine months ended September 30, 2017 compared to the same period in 2016 was comprised of $24.2 million generated from sales in North America and $6.6 million generated from sales from the rest of the world.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue:
Products	$17,155	$8,700	$8,455	97.2%
Maintenance and support	5,467	5,240	227	4.3
Professional services	17,088	14,103	2,985	21.2
Total cost of revenue	$39,710	$28,043	$11,667	41.6%
Gross margin %:
Products	79.3%	86.6%
Maintenance and support	83.8	80.6
Professional services	35.9	31.7
Total gross margin %	72.3%	75.1%

Total cost of revenue increased by $11.7 million in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a $6.3 million increase in personnel costs, inclusive of a $0.4 million increase in stock-based compensation expense, resulting from an increase in headcount from 160 as of September 30, 2016 to 213 as of September 30, 2017, as well as the timing effect of when our headcount additions were hired in 2017 and 2016, to support our growing customer base. Our increase in total cost of revenue also included a $3.9 million increase in cloud computing costs related to growing cloud-based subscription revenue, a $1.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.5 million increase in travel and entertainment expense, a $0.4 million increase in intangible assets amortization primarily due to the Komand acquisition and a $0.2 million increase in other expenses, partially offset by a decrease of $0.8 million in third-party professional service consulting costs.
Total gross margin percentage decreased for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to the decrease in gross margin for products, partially offset by the increases in gross margin for professional services and maintenance and support. The decrease in products gross margin for the nine months ended September 30, 2017 was due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products. The increase in maintenance and support gross margin for the nine months ended September 30, 2017 was driven by our ability to scale as our revenue continues to grow. The increase in professional services gross margin for the nine months ended September 30, 2017 was primarily due to increased demand for our assessment services and deployment and training services.
Operating Expenses
Research and Development Expense

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$36,836	$36,890	$(54)	(0.1)%
% of revenue	25.7%	32.8%
Research and development expense decreased by $0.1 million in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a $1.4 million decrease in personnel costs, partially offset by an increase of $1.1 million in allocated overhead driven largely by an increase in IT and facilities costs and an increase of $0.2 million in other expenses. The $1.4 million decrease in personnel costs was primarily due to a $1.3 million acquisition-related bonus recorded in the nine months ended September 30, 2016, $0.7 million of certain departmental costs in the nine months ended September 30, 2016 that have been eliminated in 2017 and $0.8 million of personnel costs that were capitalized as internal-use software costs in the nine months ended September 30, 2017, partially offset by a $0.9 million increase in personnel costs, inclusive of a $0.6 million increase in stock-based compensation expense, resulting from an increase in headcount from 240 as of September 30, 2016 to 250 as of September 30, 2017 which included 12 employees acquired in the Komand acquisition, as well as the timing effect of when our headcount additions were hired in 2017 and 2016, to support our product innovation and the impact of proceeds from a 2016 government grant received in Northern Ireland of $0.5 million.

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$80,166	$65,732	$14,434	22.0%
% of revenue	56.0%	58.5%
Sales and marketing expense increased by $14.4 million in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a $7.2 million increase in personnel costs due to an increase in headcount from 350 as of September 30, 2016 to 413 as of September 30, 2017 as well as the timing effect of when our headcount additions were hired in 2017 and 2016 to drive additional sales of our products and services and higher commissions expense recorded as a result of increased customer orders. The $7.2 million increase in personnel costs was inclusive of a $0.7 decrease in million in stock-based compensation expense attributable to the Logentries acquisition in the prior period. Our increase in sales and marketing expense also included a $2.6 million increase in marketing costs resulting from an increase in event marketing including expenses related to our user conference and general advertising costs, a $2.3 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $1.0 million increase in travel and entertainment expense, a $0.5 million increase in partner referral fees and a $0.8 million increase in other expenses.
General and Administrative Expense

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$21,906	$20,842	$1,064	5.1%
% of revenue	15.3%	18.5%
General and administrative expense increased by $1.1 million in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a $1.9 million increase in personnel costs, inclusive of a $1.2 million increase in stock-based compensation expense, as a result of an increase in headcount from 118 as of September 30, 2016 to 124 as of September 30, 2017 as well as the timing effect of when our headcount additions were hired in 2017 and 2016, in order to support our overall company growth. Our increase in general and administrative expense also included a $0.3 million increase in allocated overhead driven largely by an increase in IT and facilities costs. These increases were partially offset by a decrease of $0.5 million of amortization expense, $0.4 million of costs associated with a settlement and licensing agreement with a third party in 2016 and $0.3 million of other expenses.
Interest Income (Expense), Net

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Interest income (expense), net	$585	$55	$530	NM
% of revenue	0.4%	—%
Interest income (expense), net increased by $0.5 million in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to higher interest income as a result of our investments in higher-yield securities. In the nine months ended September 30, 2016, net interest income was partially offset by interest expense due to non-cash interest charges related to the accretion of the liability associated with deferred acquisition payments.
Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense), net	$349	$184	$165	89.7%
% of revenue	0.2%	0.1%
Other income (expense), net increased by $0.2 million in the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to changes in realized and unrealized foreign currency gains and losses, specifically related to the euro and British pound sterling.
Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(2,009)	$361	$(2,370)	NM
% of revenue	(1.4)%	0.3%
Provision for (benefit from) income taxes decreased by $2.4 million in the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a $2.6 million deferred tax benefit resulting from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of Komand which is not deductible for tax purposes. This deferred tax benefit was partially offset by an increase of $0.2 million provision for income taxes due to our increased operations in foreign jurisdictions.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, investments and collections from our accounts receivable. In connection with our initial public offering, or IPO, and concurrent private placement in July 2015, we received aggregate net proceeds to us of $112.3 million, after deducting underwriting discounts and commissions of $8.3 million and offering expenses of $3.1 million. Prior to our IPO, we funded our operations primarily through issuances of common and redeemable convertible preferred stock and debt, including net proceeds of $93.4 million from the sale of shares of common and preferred stock. As of September 30, 2017, we had $49.1 million in cash and cash equivalents, $35.9 million in short- and long-term investments that have maturities ranging from 3 months to 2 years and an accumulated deficit of $421.9 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future.
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
The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash and cash equivalents at beginning of period	$53,148	$86,553
Net cash provided by operating activities	5,084	2,061
Net cash used in investing activities	(16,141)	(3,307)
Net cash provided by financing activities	6,645	2,348
Effects of exchange rates on cash and cash equivalents	319	60
Cash and cash equivalents at end of period	$49,055	$87,715
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment.
Operating Activities
Operating activities provided $5.1 million of cash and cash equivalents in the nine months ended September 30, 2017, which reflects our continued growth in revenue offset by continued investments in our operations and timing of working capital items. Cash provided by operating activities reflected our net loss of $32.5 million, offset by a decrease in our net operating assets and liabilities of $19.8 million and non-cash charges of $17.7 million related primarily to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts, deferred income taxes and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $19.6 million increase in deferred revenue from sales of our products and services, a $0.8 million increase in accrued expenses, a $0.6 million decrease in prepaid and other current assets and a $0.1 million decrease in accounts receivable, which each had a positive impact on operating cash flow. These factors were offset by a $1.0 million decrease in other liabilities and a $0.3 million decrease in accounts payable, which each had a negative impact on operating cash flow.

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

Investing Activities
Investing activities used $16.1 million of cash in the nine months ended September 30, 2017, consisting of $14.7 million cash paid for the acquisition of Komand, $3.5 million in capital expenditures to purchase computer equipment and leasehold improvements and $0.8 million for the capitalization of internal-use software costs, partially offset by $24.5 million of investment sales and maturities less $21.7 million used for purchases of investments.

Investing activities used $3.3 million of cash in the nine months ended September 30, 2016, as a result of capital expenditures to purchase equipment and leasehold improvements.

Financing Activities
Financing activities provided $6.6 million of cash in the nine months ended September 30, 2017, which consisted primarily of $5.0 million in proceeds from the exercise of stock options and $2.9 million in proceeds from the issuance of common shares purchased by employees under the ESPP, partially offset by a $0.8 million deferred acquisition payment and $0.5 million in withholding taxes paid for the net share settlement of equity awards.

Financing activities provided $2.3 million of cash in the nine months ended September 30, 2016, which consisted primarily of $3.7 million in proceeds from the issuance of common shares purchased by employees under the ESPP, and $2.5 million in proceeds from the exercise of stock options, partially offset by $3.8 million in withholding taxes paid for the net share settlement of equity awards and $0.1 million of payments on capital lease obligations.
Contractual Obligations and Commitments
As of September 30, 2017, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017.

In October 2017, we entered into a lease agreement for a new facility in Austin, Texas pursuant to which we have leased approximately 26,000 square feet. The lease term is 86 months and our total obligation for the rent is approximately $7.6 million over the term of the lease.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Hong Kong, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at September 30, 2017 would not be material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
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
As of September 30, 2017, we had cash and cash equivalents of $49.1 million, consisting of bank deposits and money market funds. We also had short- and long-term investments of $35.9 million, consisting of U.S. government agencies, commercial paper, corporate bonds and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2017. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have posted a net loss in each year since inception, including net losses of $49.0 million, $49.9 million, $32.6 million, $32.5 million and $39.2 million in the years ended December 31, 2016, 2015 and 2014 and the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $421.9 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:

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
Some organizations have been reluctant to use cloud solutions for cyber security, such as our InsightIDR, InsightVM, AppSpider, InsightAppSec, InsightOps and Logentries products, because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with this solution. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions may be negatively impacted, which could harm our business.

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
The market for cyber security solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our competitors include: vulnerability management and assessment vendors, including Qualys and Tenable Network Security; diversified security software and services vendors, including IBM and HPE; legacy compliance and monitoring solutions such as SIEM, provided by vendors including LogRhythm, Alienvault and Sumo Logic; machine data analysis tools such as those provided by Splunk; security services specialists, including Mandiant (a subsidiary of FireEye); and providers of point solutions that compete with some of the features present in our solutions.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the nine months ended September 30, 2017 and 2016, operations located outside of North America generated 15% and 13%

of our revenue, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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
We utilize third-party data centers located in Boston, Massachusetts, in addition to operating and maintaining certain elements of our own network infrastructure. We also utilize Amazon Web Services for our Insight platform infrastructure. Some elements of this complex system are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. More specifically, certain of our products, in particular our Managed Vulnerability Management (Nexpose), InsightIDR, InsightVM, InsightAppSec, InsightOps and Logentries products, are hosted on Amazon Web Services, which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our products, network infrastructure and website.
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
Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, including, for example, the operations, products and technology acquired in connection with our acquisition of Komand in July 2017. The acquisition of Komand’s orchestration and automation technology is intended to help our customers automatically identify risks, respond to incidents, and address issues faster and with less human intervention. The process of integrating a new business or technology into our product offerings, such as Komand and its technology, requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration of any future acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition, including certain employees which we acquired in connection with our acquisition of Komand. If we are unable to effectively execute or integrate acquisitions, our business, financial condition and operating results could be adversely affected.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the nine months ended September 30, 2017 and 2016, we incurred approximately 16% and 13% of our expenses, respectively, outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the nine months ended September 30, 2017 and 2016, approximately 5% of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
Changes in financial accounting standards may adversely impact our reported results of operations.
A change in accounting standards or practices, in particular with respect to revenue recognition, could harm our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States. We will be required to implement this new revenue standard, as amended by accounting standards update No. 2015-14, in the first quarter of fiscal 2018. While we are still evaluating the total impact of the new revenue standard, we believe the adoption of this new standard will have an impact on our consolidated financial statements, including the way we account for perpetual software license arrangements where the software license is deemed dependent on our content subscription arrangements, arrangements involving software licenses that are sold with professional services and the recognition of direct and incremental commission costs to obtain a contract. These and other changes to existing rules or the questioning of current practices may harm our operating results or the way we conduct our business.
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
Like other U.S.-based IT security products, our products are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of these products must be made in compliance with these laws and regulations. Compliance with these laws and regulations is complex, and if we were to fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil and criminal penalties, including fines for our company and responsible employees or managers, and, in extreme cases, incarceration of responsible employees and managers and the possible loss of export privileges. Complying with export control laws and regulations, including obtaining the necessary licenses or authorizations, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in export or import laws and regulations, shifts in the enforcement or scope of existing laws and regulations, or changes in the countries, governments, persons, products or services targeted by such laws and regulations, could also result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers. A decreased use of our products or limitation on our ability to export or sell our products could adversely affect our business, financial condition and results of operations.
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
In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, we signed up to the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they were adhering to relevant European standards for data protection. On October 6, 2015, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Safe Harbor Framework. In light of CJEU’s decision, we have reviewed our current operations to ensure that our EU-U.S. data transfers comply with EU data protection laws. The available legal basis for such transfers will depend on a number of factors, including, for example, the type of data and the European Economic Area country from which the data is being transferred, and may require that we obtain express consent from the customer or employee whose data is being transferred or include in our agreements with the applicable customer or European Economic Area employing entity the standard contractual clauses that have been approved by the EU Commission or adopt one of the other alternative mechanisms available in order to effect such transfers in compliance with the EU laws (although certain German regulators have expressed concerns in respect of the standard contractual clauses and in October 2017, the Irish High Court referred the question as to whether the standard contractual clauses can be used as a basis for data transfers to the United States to the CJEU). Our compliance actions may involve substantial time and expense; for example, if we enter into the standard contractual clauses with a customer, in some EU countries, including Belgium and Spain, executed clauses need to be lodged with or notified to the country’s data protection authority prior to the transfer of any data, and in other countries, including Austria, France, Ireland, Romania and Slovenia, the clauses need to be approved by the country’s data protection authority prior to use. Non-compliance could result in the EU data protection authorities imposing a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.
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
As of December 31, 2016, we had federal and state net operating loss carryforwards, or NOLs, of $93.8 million and $69.2 million, respectively, available to offset future taxable income, which expire in various years beginning in 2023 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2016, we determined that although a small limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial position and results of operations.
Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. The U.S. federal government has called for substantial changes to U.S. tax policy and laws which would significantly alter the U.S. tax code if enacted. We do not currently have sufficient information that would allow us to predict what U.S. tax reform, if any, may be enacted in the future or what impact any such changes would have on our business. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial condition and operating results. Additionally, changes in foreign tax laws, in particular with regard to UK tax policy, may adversely impact our worldwide tax rate.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $27.45 through November 1, 2017. Factors that may affect the market price of our common stock include:

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
As of November 1, 2017, our directors, executive officers and holders of more than 10% of our common stock, some of whom are represented on our board of directors, together with their affiliates, beneficially owned 44% of the voting power of our outstanding capital stock. As a result, these stockholders will be able to determine the outcome of matters submitted to our stockholders for approval. This concentration of ownership by itself may have the effect of delaying, deferring or preventing a change in control of our company, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn, could materially and adversely affect the market price of our common stock.
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

We are obligated to maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
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
(c) Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (dollars in thousands)
July 1, 2017 to July 31, 2017	6,610	$17.28	—	—
August 1, 2017 to August 31, 2017	—	—	—	—
September 1, 2017 to September 30, 2017	—	—	—	—
Total	6,610	$17.28	—	—

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
3.1
Amended and Restated Certificate of Incorporation of Rapid7, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Rapid7, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference).

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

RAPID7, INC.

Date: November 8, 2017	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer)