Form 10-K
period 2017-12-31
Rapid7, Inc.
filed 2018-03-08
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37496
____________________________________________________
RAPID7, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	35-2423994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Summer Street Boston, MA	02110
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 247-1717
____________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2017, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on a closing price of $16.83 per share of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2017, was approximately $406,041,051. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. The number of shares of registrant’s common stock outstanding as of March 1, 2018 was 46,014,155.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

i

PART I
Special Note Regarding Forward-Looking Statements
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
As used in this report, the terms “Rapid7,” the “company,” “we,” us," and our" mean Rapid7, Inc. and its subsidiaries unless the context indicates otherwise.

Item 1. Business
Overview
Organizations of all sizes are faced with a more sophisticated and motivated set of cyber attackers. Coupled with an increasingly complex IT environment and expanding attack surface, driven by mobility and a shift to the cloud, security and IT teams are struggling to maintain adequate levels of cyber security, provide visibility to their management teams, and meet increasing regulatory requirements. At the same time, they must navigate a shortage of capable cyber security professionals. Out of these challenges, the concept of Security Operations, or SecOps, is emerging. SecOps is a movement that recognizes that Security and IT Operations must work together to deliver better security and more nimbly adapt to emerging threats, without adding significant resources. SecOps requires solutions that provide visibility, analytics and automation that enable IT, Security and DevOps to work together to achieve significantly higher levels of productivity and success.
Rapid7 is a leading provider of security and IT analytics and automation solutions for SecOps and is trusted by professionals around the world to provide visibility, analytics and automation to help manage risk, simplify IT complexity and drive innovation. Our solutions, which include vulnerability management, incident detection and response, security information and event management, or SIEM, application security testing, log analytics, and security orchestration and automation all focus on the critical needs of enterprises for greater visibility into their environments, analytics that provide context to complex data, and automation that enables SecOps teams to scale and more efficiently address critical security and IT tasks.
We combine our extensive experience in collecting data from an ever-expanding IT environment, our deep insight into attacker behaviors and techniques, and our powerful and proprietary analytics to provide solutions that can quickly and efficiently identify and prioritize risks and active threats in an enterprise’s IT environment. Our broad data collection capabilities encompass endpoints, servers, applications, users, cloud-based assets, client devices, network activity, log data and information from third-party applications. We also provide workflows and automations that can enable and accelerate remediation of these risks and active threats. We have designed our solutions to be easy to deploy and use for security and IT teams of all sizes.
We offer analytic solutions across the following three core areas of SecOps:

•
Our Vulnerability Management offerings include our industry-leading vulnerability management, web application security testing and attack simulation products. These solutions provide enterprises with comprehensive, yet prioritized, visibility into potential cyber risks across their IT environment. We have also added remediation workflows to help ensure that these risks can be easily mitigated.

•
Our Incident Detection and Response solutions are designed to enable organizations to rapidly detect and respond to cyber security incidents and breaches across physical, virtual and cloud assets, including those associated with the behaviors of their users. These solutions combine the collection of massive amounts of data with our core analytics and machine-learning-driven user behavioral analytics to simplify the task of identifying and responding to potential breaches.

•
Our IT Analytics and Automation solutions are designed to allow operations teams to quickly gain visibility into their IT environment and facilitate automated workflows to eliminate repetitive, manual and labor-intensive tasks.

Finally, to complement SecOps products, we offer a range of managed services based on our software solutions and professional services, including incident response services, security advisory services, and deployment and training.
As of December 31, 2017, we had more than 7,000 customers, including 52% of the organizations in the Fortune 100. We have experienced strong revenue growth with revenue increasing from $60.0 million in 2013 to $200.9 million in 2017, representing a 35% compound annual growth rate. In 2017, 70% of our revenues were recurring revenues compared to 67% in 2016. We incurred net losses of $45.5 million, $49.0 million and $49.9 million in 2017, 2016 and 2015, respectively, as we continued to invest for long-term growth.
Recent Developments
On January 30, 2018, we closed on a public offering of 5,950,000 shares of our common stock, of which 1,500,000 shares of common stock were sold by us and 4,450,000 shares of common stock were sold by certain existing stockholders, at an offering price of $22.00 per share, including 770,000 shares pursuant to the underwriters' option to purchase additional shares from the selling stockholders. Our net proceeds from the offering were $30.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

Our Analytics and Automation Cloud
Our Insight Platform is at the core of our SecOps product offerings. The platform was built in the cloud using our extensive experience in collecting and analyzing data to enable our customers to create and manage active, analytics-driven cyber security and IT operations management programs. Our robust data collection architecture supports gathering a wide swath of organizational and environmental data from endpoints to the cloud, including key data about user-specific behavior. By utilizing our powerful, proprietary analytics to assess and understand the context and relationships around users, IT assets and cyber threats within a customer’s environment, our solutions can provide our customers with specific, actionable insights for their security and IT operations. We designed the Rapid7 Insight Platform to allow customers to collect their data once and leverage that same data across multiple solutions, providing shared visibility across teams, improved and automated workflows, and reducing time to value for additional solutions. The design and development of our Insight Platform includes the following key features and benefits:
Holistic Dataset for Managing IT Operations and Cyber Security. Our Insight Platform collects information from across an organization's environment into a unified dataset. We collect data from the following sources: cyber security assets such as firewalls, intrusion detection systems, or IDS, intrusion prevention systems, or IPS, and security information and event management, or SIEM; user directories; endpoints such as computers, mobile and connected devices and servers; applications; cloud activity; IT environment permissions, policies and controls; and third parties, such as cloud-based email and business productivity solution providers. Our platform also applies context to events, including user and asset level details. We overlay this against our continuously expanding set of known vulnerabilities, exploits and threat intelligence, providing SecOps professionals a holistic view of their IT environment.
Agentless and Agent-Based Architecture. We developed our platform with flexible processing technologies that employ both agentless data collection and our own internally-developed endpoint agent technology, which enables rapid and seamless integration of our products into our customers’ IT environments and provides security and IT professionals with instant visibility into their dynamic and rapidly-expanding IT ecosystem. This allows for easier deployment of our Insight agent, potentially increasing the time to value for not just one of our products, but many of them.
Fast Search. Our search technology enables IT and security professionals to search across their entire IT environment including endpoints and, unlike other machine search solutions, provides live access without having to wait for lengthy indexing processes. These capabilities, along with real time and easily accessible search across raw logs and endpoints for known patterns with intuitive search queries, can enable IT security professionals to access their data for operational purposes.
User Behavior Analytics. Our Insight Platform creates a behavior profile for each user in a customer’s IT environment and correlates every event with a user, asset or application. User behavior profiles can then be automatically analyzed to identify suspicious user behavior and compromised user credentials. Our ability to provide rapid context around users and assets involved in an incident can significantly reduce investigation time, enabling organizations to more quickly respond to, contain and mitigate breaches.
Robust Platform and Customer Data Security. Our Insight Platform was designed to provide a secure environment for both our data and that of our customers. We deploy a variety of technologies and industry-leading practices such as physical and logical customer data segregation, network segmentation, audited and monitored access level controls, data anonymization, encryption and separated development-staging-production environments to help ensure that the data collected from a customer’s environment remains proprietary and secure. We have achieved Service Organization Control (SOC) II Type 2 certification for the foundation of our platform and are continuing to expand the specific compliance regimes for which we are audited.
Enterprise-Grade Scalability. Our Insight Platform provides a high level of horizontal scalability. We leverage on-premise deployment models and Amazon Web Services, or AWS, to achieve a high degree of redundancy, fault tolerance and cost-effective operations. We are currently deployed in three AWS geographic regions, with plans to add additional geographies. Our automated deployment technologies enable us to add new AWS instances or additional services rapidly. Our infrastructure architecture is designed to process large amounts of data and easily incorporate new data sources, including on premise, cloud and mobile. Our platform is designed to support customers with large numbers of users or with geographically dispersed environments, and we have scaled to meet the needs of customers with over 2.5 million active assets and 700,000 active users as of December 31, 2017.
Extensible Modern Platform. Our technology platform provides a rich set of application programming interfaces, or APIs, and services that enable customers, partners and developers to import and export data and utilize our analytics capabilities. This allows us to easily integrate with other security tools in the customer’s environment and also enables customers to build bespoke applications and analysis on top of the data that we gather.

Our Products and Services
Our products have been designed to deliver our sophisticated analytics with an intuitive user interface, focused on ease-of-installation, ease-of-use and fast time-to-value for our customers. Our Insight Platform can easily become part of our customers’ operational fabric without requiring internal expertise in systems integration, data science or data scripting.
Vulnerability Management Solutions: Solutions from our Vulnerability Management group help organizations systematically and dynamically manage cyber vulnerabilities, allowing them to understand their exposures and prevent attacks by providing insights into their IT and application environments.
Vulnerability Management
Our Vulnerability Management offerings collect data by scanning our customers' IT environment, and customers can also collect endpoint information by installing our Insight agents. This data is used for analyzing vulnerabilities against our database, detecting security misconfigurations and determining the effectiveness of controls across an IT environment. The key features of our Vulnerability Management offerings include: automatic vulnerability updates; integrated threat feeds incorporating public and proprietary threat intelligence; exception management, which allows organizations to track when risk is knowingly introduced into the IT environment; executive remediation and security testing reporting; interactive charting; scan scheduling and alerting; RealContext classification, which allows organizations to apply business context to threats including by identifying where sensitive data is stored; container, virtual, cloud, unified vulnerability, perimeter and discovery scanning; and policy compliance and management.
InsightVM InsightVM is an Insight Platform based solution that enables customers to assess and remediate their overall exposure to cyber risk across their increasingly complex IT environments. InsightVM provides prioritized guidance based on customized threat models; dynamic live dashboards that are easily customizable and queried; lightweight cloud agents for continuous monitoring; in-product integration with ServiceNow and Jira ticketing systems; and remediation workflow for assigning and tracking remediation progress within the product. InsightVM is offered through a cloud-based subscription or as a managed service. The managed service is known as Managed Vulnerability Management, which provides our resource-constrained customers with a fully outsourced option for leveraging our innovation, expertise and technology.
Nexpose Nexpose is the on-premise version of our Vulnerability Management solution that enables customers to assess and remediate their overall exposure to cyber risk across their increasingly complex IT environments. Nexpose is offered through term and perpetual software licenses. Nexpose perpetual customers also pay fees for annual content subscriptions and maintenance and support subscriptions.
Application Security Testing
Application Security Testing solutions provide comprehensive dynamic application security testing that continuously analyzes web applications for security vulnerabilities and enhances organizations’ ability to effectively reduce IT security risk. The key features include: a universal translator to enable IT security professionals to analyze complex applications; customized attack simulation capabilities that allow IT security professionals to automatically test complex business workflows such as shopping carts; scanning automation; attack replay, which allows IT security professionals to replay vulnerabilities in real time in order to verify that vulnerabilities are exploitable and that successful remediation has occurred; continuous site monitoring, which detects changes in application ecosystems and triggers a re-scan according to configurable settings; and integration with ticketing systems.
InsightAppSec InsightAppSec is an Insight Platform based solution that provides comprehensive dynamic application security testing that continuously analyzes web applications for security vulnerabilities. In addition to the above features, InsightAppSec provides live vulnerability reports and the ability to evaluate multiple versions of an individual application in one “app portfolio”. InsightAppSec is offered on a cloud-based subscription basis or as a managed service. The managed service is known as Managed Application Security and provides a fully outsourced option for application scanning and security testing for both resource-constrained organizations and those seeking to supplement their own capabilities.
AppSpider AppSpider is the on-premise version of our Application Security Testing solution that provides comprehensive dynamic application security testing that continuously analyzes web applications for security vulnerabilities. In addition to the above features, AppSpider enables integration with protection technologies to automatically generate web application firewalls, or WAFs, custom rules that help to protect vulnerable applications while the vulnerabilities are being remediated. AppSpider supports most leading WAFs, including F5, Sourcefire and Imperva. AppSpider is offered through term and perpetual software licenses. AppSpider perpetual customers also pay fees for annual maintenance and support.

Penetration Testing
Metasploit Metasploit is an industry-leading penetration testing software solution, developed on an open source framework. Metasploit can be used to safely simulate attacks on an organization’s network in order to uncover vulnerabilities before they are exploited by cyber attackers and assess the effectiveness of an organization’s existing defenses, security controls and mitigation efforts. The key features of Metasploit include: wizards for standard baseline audits; task chains for automated custom workflows; modules for discrete tasks, such as network segmentation testing; dynamic payloads, designed to evade leading antivirus solutions; closed-loop vulnerability validation to prioritize remediation; phishing awareness management and spear phishing; web-based interface; integrations via remote APIs; and a hardware bridge for testing Internet of Things, or IoT, and hardware devices. Metasploit can integrate with Nexpose to enable IT security professionals to prioritize remediation efforts and understand the impact of an attack before it happens. We also offer a free community version of Metasploit for small companies and students, as well as the open source framework, which is geared toward developers and security researchers. Metasploit is offered through term and perpetual software licenses, and our perpetual customers pay fees for annual content subscriptions and maintenance and support.
Incident Detection and Response Solutions
Our Incident Detection and Response solutions are designed to provide a cost-effective response to the need for Security Information and Event Management (SIEM). Our solutions combine a deep understanding of the attacker mindset with our user behavior analytics (UBA) and our Insight Platform. With our Metasploit community, research and incident response services, we are continually studying and identifying the latest attacker methods. We have learned and continue to learn how attackers behave and how to detect them before they can inflict damage. We have found ways to increase accuracy, speed the process, and achieve greater confidence, even as attacker methods change.
InsightIDR InsightIDR is an Insight Platform based solution which unifies SIEM, UBA, and endpoint detection to detect stealthy attacks across today’s complex networks. It analyzes the billions of events that occur daily in organizations to reduce them down to the important notable behaviors and deliver only high-fidelity and prioritized alerts. In addition to identifying stealthy attacks often missed by other solutions, InsightIDR focuses the security team on issues that warrant investigation and reduces the time to investigate with its user correlation, powerful search and endpoint interrogation capabilities. InsightIDR is offered as a cloud-based subscription.
Managed Detection and Response Managed Detection and Response is a fully outsourced service that combines our team of expert analysts with our leading incident detection and user behavior analytics technology, InsightIDR. When attacks are found, customers are promptly informed of all known details and our team moves to incident response, providing security teams with detailed, easy-to-follow remediation steps tailored to the environment.
IT Analytics and Automation Solutions
Logentries Logentries provides a powerful cloud-based solution for collecting, searching, visualizing and analyzing log data. Built-in tagging, alerting and reporting make it easy for customers to maintain a proactive view of their environment and identify anomalous events. Logentries’ scalable, cost-effective architecture enables organizations to store and search structured, semi-structured and unstructured data in real time, enabling DevOps and IT professionals to centralize, search and monitor their log data in order to investigate anomalies, troubleshoot issues and conduct root cause analysis. This offering can be used for application debugging and performance monitoring, infrastructure monitoring and troubleshooting, and secure log aggregation in support of compliance requirements. Logentries is offered as a cloud-based subscription.
InsightOps InsightOps is the evolution of Logentries, with an updated user interface consistent with other solutions on the Rapid7 Insight Platform. InsightOps is designed to centralize machine data from across organizations’ IT environments for comprehensive operational awareness and control. By pairing endpoint visibility with log analytics, InsightOps empowers IT professionals to quickly identify issues and perform root cause analysis down to the individual endpoint. With the use of InsightOps, we believe that IT professionals have the ability to easily search and ask questions of their data, visualize trends, and produce reports that deliver key insights regarding their IT environments faster, and we believe, resulting in improved uptime and business productivity. InsightOps is offered as a cloud-based subscription.
Komand Our Komand solution is designed to automatically identify risks, respond to incidents, and address issues faster and with less human intervention. Komand combines a library of “plugins” to a variety of security and IT applications with a graphical interface to create workflows. Customers can also access a public library of plug-ins and workflows. These workflows can automate manual and tedious tasks and allow security and IT teams to save time and improve efficiency. Komand is offered through term software licenses.

Sales, Marketing and Community
We sell our solutions through direct inside and field sales team and indirect channel partner relationships.
Sales Our global sales teams focus on both new customer acquisition as well as up-selling and cross-selling additional offerings to our existing customers. Our sales teams are organized by geography, consisting of the Americas; Europe, the Middle East and Africa, or EMEA; and Asia Pacific, or APAC, as well as by target organization size. Our inside sales team primarily focuses on mid-market enterprises, while Fortune 500 enterprises are generally handled by our globally distributed direct field sales teams. Our highly technical sales engineers help define customer use cases, manage solution evaluations and train channel partners.
We maintain a global channel partner network that complements our sales organization. Our channel partner network expands our geographic sales reach by providing language support and broader distribution capabilities, particularly in EMEA, APAC and Latin America. Our channel partners also provide us with additional leverage by assisting in closing customer transactions as part of larger security purchases, sourcing new prospects and securing maintenance renewals. Our sales force works directly with, and is involved in sales to, substantially all of the end customers of our channel partners, and we sometimes engage a channel partner solely to assist with finalizing a purchase. As of December 31, 2017, we had over 700 channel partners.
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
Our Metasploit product has an active community of contributors and users and the penetration testing tool was downloaded over 165,000 times in 2017. This online security community provides us with a robust and growing network of active users and influencers who promote the usage of our software. Security researchers contribute modules to the Metasploit Framework that serve as a resource about real-world attacker techniques. The community also provides us with near real-time visibility into new cyber attacks as they occur and a deep understanding of attacker behaviors.
Sales and marketing expense totaled $111.6 million, $90.5 million and $67.4 million for 2017, 2016 and 2015, respectively.
Support and Services
We sell software maintenance and support that provides our customers with the latest version of our platform and applications. We also offer security content subscriptions with our Nexpose and Metasploit products which give our customers real-time updates on the latest vulnerabilities and exploits. We also provide deployment support and training.
Our Security Advisory Services help customers transform their organizations’ security programs to be relevant, actionable and sustainable through a data and analytics-driven cyber security program. Our offerings include Cyber Security Maturity Assessment, Incident Response Program Development, Penetration Testing, Security Program Development, Virtual CISO, IoT Security Services and Threat Modeling. Customers can take control of their organizations’ security with help from our seasoned security professionals who have deep experience building and managing security programs.
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

Research and Development
We invest substantial resources in research and development to enhance our core technology platform and products, develop new end market-specific solutions and applications, and conduct product and quality assurance testing. Our technical and engineering team monitors and tests our products on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing products. We also have a team of experienced security researchers who work to keep us abreast of the latest developments in the cyber security landscape. Our research and development teams are located in our offices in Cambridge, Massachusetts; Austin, Texas; Los Angeles, California; Toronto, Canada; Dublin, Ireland and Belfast, Northern Ireland providing us with a broad, worldwide reach to engineering talent. Research and development expense totaled $50.9 million, $48.0 million and $38.7 million for 2017, 2016 and 2015, respectively.
Our Customers
Our customer base has grown from approximately 2,733 customers at the end of 2013 to more than 7,000 customers as of December 31, 2017, in 127 countries, including 52% of the organizations in the Fortune 100. We define a customer as any entity that has (1) an active Rapid7 contract or a contract that expired within 90 days or less of the applicable measurement date; and for Logentries products, those customers with a contract value equal to or greater than $2,400 per year, or (2) purchased Rapid7 professional services within the 12 months preceding the applicable measurement date. We provide products and services to customers of varying sizes, including enterprises, non-profit organizations, educational institutions and government agencies. Fifty-six percent of our revenue in 2017 was generated by large enterprises, which we define as organizations that have either annual revenue greater than $1.0 billion or more than 2,500 employees, and the balance was generated by middle-market organizations. Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services, with customers in the finance industry representing our largest industry in 2017 at 14% of our revenue. Our revenue is not concentrated with any individual customer or group of customers, and no customer represented more than 2% of our revenue in 2017, 2016 or 2015.
Our Competition
The markets we operate in are highly competitive, fragmented and subject to technology change and innovation. They include the vulnerability management and assessment, SIEM, security services and other sectors in cyber security, compliance and IT operations management. Our primary competitors include: vulnerability management vendors including Qualys and Tenable Network Security; diversified security software and services vendors, including IBM; legacy compliance and monitoring solutions such as SIEM, provided by vendors including Splunk, Micro Focus (through its acquisition of ArcSight), LogRhythm, and Alienvault; security services specialists, including Mandiant (a subsidiary of FireEye); and providers of point solutions that compete with some of the features present in our solutions.
We compete on the basis of a number of factors, including:

•	product functionality;

•	breadth of offerings;

•	performance;

•	brand name, reputation and customer satisfaction;

•	ease of implementation, use and maintenance;

•	total cost of ownership; and

•	scalability, reliability and security.
Certain of our competitors have greater sales, marketing and financial resources, more extensive geographic presence or greater brand awareness than we do. We may face future competition in our markets from other large, established companies, as well as from emerging companies. In addition, we expect that there is likely to be continued consolidation in our industry that could lead to increased price competition and other forms of competition.
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
We have numerous issued patents and a number of registered and unregistered trademarks. We believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We file patent applications to protect our intellectual property and have a number of patent applications pending in the United States. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.
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
Employees
As of December 31, 2017, we had 1,079 full-time employees, including 236 in product delivery and support, 437 in sales and marketing, 266 in research and development and 140 in general and administrative. As of December 31, 2017, we had 805 full-time employees in the United States and 274 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
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
Our principal executive offices are located at 100 Summer Street, Boston, Massachusetts. Our telephone number is +1 617-247-1717. Our website address is www.rapid7.com.
“Rapid7,” the Rapid7 logo, and other trademarks or service marks of Rapid7, Inc. appearing in this Annual Report on Form 10-K are the property of Rapid7, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols. The information contained on our website or information that may be accessed through links on our website is not incorporated by reference into this Annual Report on Form 10-K.
Geographic Information
For a description of our revenue and long-lived assets by geographic location, see Note 14 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on or through our website at investors.rapid7.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The SEC also maintains a website, www.sec.gov, which contains reports and other information regarding issuers that file electronically with the SEC. The public may read and copy any files with the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330.

Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, as well as our other public filings with the Securities and Exchange Commission, or the SEC, before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline. Please also see "Special Note Regarding Forward-Looking Statements."
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
From the year ended December 31, 2013 to the year ended December 31, 2017, our revenue grew from $60.0 million to $200.9 million, which represents a compounded annual growth rate of approximately 35%. Although we have experienced rapid growth historically and currently have high renewal rates, we expect that we may not continue to grow as rapidly in the future and our renewal rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	maintain and expand our customer base;

•	successfully manage the transition to a more subscription-based business model;

•	increase revenues from existing customers through increased or broader use of our products and professional services within their organizations;

•	improve the performance and capabilities of our products through research and development;

•	continue to develop our cloud-based solutions;

•	maintain the rate at which customers purchase our content subscriptions, maintenance and support and managed services;

•	continue to successfully expand our business domestically and internationally; and

•	successfully compete with other companies.
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
We have posted a net loss in each year since inception, including net losses of $45.5 million, $49.0 million and $49.9 million in the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $434.9 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:

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
The market for Security Operations is new and unproven and may not grow.
We believe our future success will depend in large part on the growth, if any, in the market for Security Operations, or SecOps. This market is nascent, and as such, it is difficult to predict important market trends, including the potential growth, if any. To date, the majority of enterprise spend on cyber security has been on threat protection products, such as network, endpoint and web security that are designed to stop threats from penetrating corporate networks. Organizations that use these security products may believe that their existing security solutions sufficiently protect access to their sensitive business data. Therefore, they may continue allocating their cyber security budgets to these products and may not adopt our products and professional services in addition to, or in lieu of, such traditional products. Further, sophisticated cyber attackers are skilled at adapting to new technologies and developing new methods of gaining access to organizations’ sensitive business data, and changes in the nature of advanced cyber threats could result in a shift in IT budgets away from products and professional services such as ours. In addition, while recent high visibility attacks on prominent enterprises and governments have increased market awareness of the problem of cyber attacks, if cyber attacks were to decline, or enterprises or governments perceived that the general level of cyber attacks have declined, our ability to attract new customers and expand our sale to existing customers could be materially and adversely affected. If products and professional services such as ours are not viewed by organizations as necessary, or if customers do not recognize the benefit of our offerings as a critical layer of an effective cyber security strategy, our revenue may not grow as quickly as expected, or may decline, and the trading price of our stock could suffer. It is therefore difficult to predict how large the market will be for our solutions.
In addition, it is difficult to predict customer adoption and renewal rates, customer demand for our products and professional services, the size and growth rate of the market for SecOps, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our offerings and those of our competitors. If these offerings do not achieve widespread adoption or there is a reduction in demand for solutions in our market caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenue, any of which would adversely affect our business operations and financial results. You should consider our business and prospects in light of the risks and difficulties we face in this new and unproven market.
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
We believe that our corporate culture has been a critical component to our success. We have invested substantial time and resources in building our team. As we grow and mature as a public company, we may find it difficult to maintain our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to attract, motivate and retain personnel and effectively focus on and pursue our business strategy.
Our sales cycle may be unpredictable.
The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our products. We sell our products primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization and nature of the product or service under consideration. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.
Organizations may be reluctant to purchase SecOps offerings that are cloud-based due to the actual or perceived vulnerability of cloud solutions.
Some organizations have been reluctant to use cloud solutions for cyber security, such as our InsightIDR, InsightVM, InsightAppSec, InsightOps and Logentries products, because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with this solution. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions may be negatively impacted, which could harm our business.

Our quarterly operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.
Our operating results, including the levels of our revenue, billings, cash flow, deferred revenue and gross margins, have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our products and professional services;

•	customer renewal rates and ability to attract new customers;

•
the extent to which customers purchase additional products, including content subscriptions and maintenance and support related to our Nexpose, Metasploit and AppSpider products, or professional services;

•	the ability to successfully grow our sales of InsightOps, InsightIDR, InsightVM and InsightAppSec;

•	the level of perceived threats to organizations’ cyber security;

•	network outages, security breaches, technical difficulties or interruptions with our products;

•	changes in the growth rate of the markets in which we compete;

•	variations in our billings and sales of our products and professional services due to seasonality and customer demand;

•
the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;

•	the introduction or adoption of new technologies that compete with our offerings;

•	the mix of our products and professional services sold during a period;

•	decisions by potential customers to purchase cyber security products or professional services from other vendors;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the timing of sales commissions relative to the recognition of revenue and the timing of revenue recognition generally;

•	price competition;

•
our ability to successfully manage and integrate any future acquisitions of businesses, including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;

•	our ability to increase, retain and incentivize the channel partners that market and sell our products and professional services;

•	our continued international expansion and associated exposure to changes in foreign currency exchange rates, including any fluctuations caused by uncertainties relating to Brexit;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

•	unforeseen litigation and intellectual property infringement;

•	the strength of regional, national and global economies;

•	the impact of natural disasters or manmade problems such as terrorism or war; and

•	future accounting pronouncements or changes in our accounting policies.
Each factor above or discussed elsewhere herein or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.
If we do not continue to innovate and offer products and professional services that address the dynamic threat landscape, we may not remain competitive, and our revenue and operating results could suffer.
The SecOps market is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards. Our success also depends, in part, upon our ability to anticipate industry evolution and introduce or acquire new products and professional services to keep pace with technological developments and market requirements both within our industry and in related industries. While we continue to invest significant resources in research and development in order to ensure that our products continue to address the cyber security risks that our customers face, the introduction of products and professional services embodying new technologies could render our existing products or professional services obsolete or less attractive to customers. In addition, developing new products and product enhancements is expensive and time consuming, and there is no assurance that such activities will result in significant cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected. Further, we may not be able to successfully anticipate or adapt to changing technology or customer requirements or the dynamic threat landscape on a timely basis, in a way that sufficiently differentiates us from competing solutions such that customers choose to purchase our solutions. If any of our competitors implement new technologies before we are able to implement them or better anticipate the innovation opportunities in related industries, those competitors may be able to provide more effective or more cost-effective solutions than ours. In addition, we may experience technical problems and additional costs as we introduce new products and product enhancements, deploy future iterations of our products and integrate new products with existing customer systems. If any of these problems were to arise, our business, financial condition and results of operations could be adversely affected.
To date, we have derived a substantial majority of our revenue from customers using our vulnerability management offerings. If we are unable to renew or increase sales of our vulnerability management offerings, or if we are unable to increase sales of our other offerings, our business and operating results could be adversely affected.
Although we continue to introduce and acquire new products and professional services, we derive and expect to continue to derive a substantial majority of our revenue from customers using certain of our vulnerability management offerings, Nexpose and Metasploit. Greater than half of our revenue was attributable to Nexpose and Metasploit in each of our last three fiscal years. As a result, our operating results could suffer due to:

•	any decline in demand for our vulnerability management offerings;

•	failure of our vulnerability management offerings to detect vulnerabilities in our customers’ IT environments;

•	the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our vulnerability management offerings;

•	technological innovations or new standards that our vulnerability management offerings do not address;

•	sensitivity to current or future prices offered by us or competing solutions; and

•	our inability to release enhanced versions of our vulnerability management offerings on a timely basis in response to the dynamic threat landscape.
Our inability to renew or increase sales of our vulnerability management offerings, including content subscriptions, maintenance and support and managed services, or a decline in prices of our vulnerability management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. In addition, we have introduced several cloud-based subscription products, including InsightOps, InsightIDR, InsightVM and InsightAppSec products. These products are relatively new, and it is uncertain whether they will gain market acceptance. We are also investing in the expansion of our security advisory services offerings, which we believe will help drive demand for our other products in addition to being a stand-alone service. Any factor adversely affecting sales of our products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
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
If we fail to successfully manage the transition to a more subscription-based business model, our results of operations could be negatively impacted.
We offer our solutions through a combination of term and perpetual software licenses, cloud-based subscriptions and managed services offerings. Historically, a substantial majority of our customers have purchased our vulnerability management offerings through a perpetual license. We are currently transitioning to a more subscription-based business model. The subscription pricing model allows customers to use our solutions at a lower initial cost of software acquisition when compared to the more traditional perpetual license sale. It is uncertain whether this transition will prove successful or whether we will be able to successfully transition our sales approach to drive subscription revenue. This transition may have negative revenue implications and our business could be harmed.
This subscription strategy may give rise to a number of risks, including the following:

•	our revenue growth may decline more than anticipated over the short-term;

•	if new or current customers desire only perpetual licenses, our subscription sales may lag behind our expectations or those of market or industry analysts;

•
the shift to a more subscription-based strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time and access to files once a subscription has expired;

•
we may be unsuccessful in maintaining our target pricing, product adoption and projected renewal rates, or we may select a target price that is not optimal and could negatively affect our sales or earnings;

•	our shift to a more subscription-based model may result in confusion among new or existing customers (which could slow adoption rates), partners and investors;

•	our shift to a more subscription-based model may result in lower-than-expected sales performance;

•	if our customers do not renew their subscriptions, our revenue may decline over the long-term and our business may suffer;

•	our relationships with existing channel partners that resell perpetual licenses may be damaged; and

•	we may incur sales compensation costs at a higher than forecasted rate if the pace of our subscription transition is faster than anticipated.
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
The market for SecOps solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our primary competitors include: vulnerability management vendors including Qualys and Tenable Network Security; diversified security software and services vendors, including IBM; legacy compliance and monitoring solutions such as SIEM, provided by vendors including Splunk, Micro Focus (through its acquisition of ArcSight), LogRhythm, and Alienvault; security services specialists, including Mandiant (a subsidiary of FireEye); and providers of point solutions that compete with some of the features present in our solutions.
Some of our actual and potential competitors have advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand and business user recognition, larger and more mature intellectual property portfolios and broader global distribution and presence. In addition, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on security operations and could directly compete with us. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the years ended December 31, 2017 and 2016, operations located outside of North America generated 15% and 14% of our revenue, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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
We generate a portion of our revenue from our vulnerability management offerings that help organizations achieve and maintain compliance with regulations and industry standards both domestically and internationally. For example, many of our customers subscribe to our vulnerability management offerings to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council, or the PCI Council, which apply to companies that process, transmit or store cardholder data. In addition, our vulnerability management offerings are used by customers in the health care industry to help them comply with numerous federal and state laws and regulations related to patient privacy. In particular, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the 2009 Health Information Technology for Economic and Clinical Health Act include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. The foregoing and other state, federal and international legal and regulatory regimes may affect our customers’ requirements for, and demand for, our products and professional services. Governments and industry organizations, such as the PCI Council, may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our products. If we are unable to adapt our products to changing legal and regulatory standards or other requirements in a timely manner, or if our products fail to assist with, or expedite, our customers’ cyber security defense and compliance efforts, our customers may lose confidence in our products and could switch to products offered by our competitors or threaten or bring legal actions against us. In addition, if laws, regulations or standards related to data security, vulnerability management and other IT security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our products. In any of these cases, our revenue and operating results could be harmed.
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
Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, including, for example, the operations, products and technology acquired in connection with our acquisition of Komand in July 2017. The acquisition of Komand’s orchestration and automation technology is intended to help our customers automatically identify risks, respond to incidents and address issues faster and with less human intervention. The process of integrating a new business or technology into our product offerings, such as Komand and its technology, requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration of any future acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition, including certain employees which we acquired in connection with our acquisition of Komand. If we are unable to effectively execute or integrate acquisitions, our business, financial condition and operating results could be adversely affected.
In addition, we may only be able to conduct limited due diligence on an acquired company’s operations or may discover that the products or technology acquired were not as capable as we thought based upon the initial or limited due diligence. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations and these liabilities may be greater than the warranty and indemnity limitations that we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.
If we are unable to maintain successful relationships with our channel partners, our business operations, financial results and growth prospects could be adversely affected.
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We anticipate that we will continue to rely on these partners in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. For 2017 and 2016, we derived approximately 37% of our revenue from sales of products and professional services through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Our agreements with our channel partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our products and professional services, our ability to grow our business and sell our products and professional services, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and professional services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and professional services or increased revenue.

If we are not able to maintain and enhance our brand, our business and operating results may be adversely affected.
We believe that maintaining and enhancing our brand identity is critical to our relationships with our customers and channel partners and to our ability to attract new customers and channel partners. The successful promotion of our brand will depend largely upon our marketing efforts, our ability to continue to offer high-quality offerings and our ability to successfully differentiate our offerings from those of our competitors. Our brand promotion activities may not be successful or yield increased revenues. In addition, independent industry analysts often provide reviews of our offerings, as well as those of our competitors, and perception of our offerings in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and professional services, our brand may be adversely affected.
Moreover, it may be difficult to maintain and enhance our brand in connection with sales through channel or strategic partners. The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets and as more sales are generated through our channel partners. To the extent that these activities yield increased revenues, these revenues may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands, and we could lose customers and channel partners, all of which would adversely affect our business operations and financial results.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the years ended December 31, 2017 and 2016, we incurred 13% of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the years ended December 31, 2017 and 2016, 5% of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
Changes in financial accounting standards may adversely impact our reported results of operations.
A change in accounting standards or practices, in particular with respect to revenue recognition, could adversely affect our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. We adopted this new standard on the effective date of January 1, 2018, utilizing the modified retrospective method. While we are in the process of finalizing our evaluation of the total impact of the new revenue standard, we believe the adoption of this new standard will have a material impact on our consolidated financial statements and disclosures. See Note 2 of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the new standard and its potential impact on us. These and other changes to existing rules or the questioning of current practices may adversely affect our operating results.
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
Further, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments or persons. Although we take precautions to prevent our products from being provided to those subject to U.S. sanctions, such measures may be circumvented and we have in the past identified limited instances of non-compliance with these rules. After these instances were disclosed to U.S. authorities, those authorities decided to not bring enforcement actions against or impose penalties on us.
Finally, there are currently multinational efforts underway as part of the Wassenaar Arrangement on Export Controls for Conventional Arms and Dual-Use Goods and Technologies, or the Wassenaar Arrangement, to impose additional restrictions on certain cyber security products. Such controls have been implemented by many Wassenaar members, but are not currently in effect in the United States and may undergo substantial modification before becoming effective. To implement the controls under the Wassenaar Arrangement in the United States, the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, would have to amend the Export Administration Regulations, or the EAR. Such amendments could include changes that impose new licensing, approval and other requirements on our commercial Metasploit products and thereby put us at a disadvantage in competing for international sales. We are closely monitoring the potential implications of the Wassenaar Arrangement on the commercial versions of Metasploit and are actively working with BIS and other U.S. government stakeholders in connection with the implementation of the controls under the Wassenaar Arrangement.
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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, HIPAA, the Gramm Leach Bliley Act and state breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the EU Data Protection Directive 95/46/EC, or the Directive, established in the European Union and local EU Member State legislation implementing the Directive, such as the Data Protection Act in the United Kingdom. In addition, in May 2018, the European Union's General Data Protection Regulation, or GDPR, which is designed to update current privacy laws to better reflect the digital economy and to unify data protection within the European Union under a single law, will go into effect and replace the Directive. The GDPR will likely result in significantly greater risks, compliance burdens and costs for companies with users and operations in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. These laws are broad in their application and apply when we do business with EU-based customers and our U.S.-based customers that collect and use personal data that originates from individuals resident in the EU. They also apply to transfers of information between us and our European Union-based subsidiaries, including employee information. Further, many U.S. federal and state and other foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, in the past we have relied on the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they were adhering to relevant European standards for data protection. On October 6, 2015, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Safe Harbor Framework. On February 2, 2016, the U.S. and E.U. announced agreement on a new framework for transatlantic data flows entitled the EU-US Privacy Shield and we self-certified under the EU-US Privacy Shield framework on December 20, 2016. However, it is possible that Privacy Shield may be challenged in EU courts, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. Non-compliance could result in the EU data protection authorities imposing a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.
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
Patent and other intellectual property disputes are common in our industry. We are periodically involved in disputes brought by non-practicing entities alleging patent infringement and we may, from time to time, be involved in other such disputes in the ordinary course of our business. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or channel partners, whom we typically indemnify against claims that our solutions infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.
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
As of December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, of $116.6 million and $81.0 million, respectively, available to offset future taxable income, which expire in various years beginning in 2030 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. Based upon our analysis as of December 31, 2017, we determined that although a small limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.
Comprehensive tax reform bills could adversely affect our business and financial condition.
The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax imposed at lower rates on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a further reduced rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $27.45 through March 1, 2018. Factors that may affect the market price of our common stock include:

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
We have provided and may continue to provide guidance about our business, future operating results and other business metrics. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
As of March 1, 2018, our directors, executive officers and holders of more than 10% of our common stock, some of whom are represented on our board of directors, together with their affiliates, beneficially owned 27% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of our company, a merger, consolidation, takeover or other business combination, which in turn, could materially and adversely affect the market price of our common stock.
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
We have filed registration statements on Form S-8 under the Securities Act to register shares of common stock that may be issued under our equity incentive plans from time to time. Shares registered under these registration statements are available for sale in the public market upon issuance subject to vesting arrangements and exercise of options, as well as Rule 144 in the case of our affiliates. We also filed a “shelf” registration statement on Form S-3 under the Securities Act in May 2017 that became effective in June 2017, allowing us, from time to time, to offer up to $50 million of shares of common stock and to cover the resale of up to an aggregate of 18,419,274 shares of our common stock by selling stockholders to be named in the applicable prospectus supplement to the shelf registration statement, from time to time. In January 2018, we completed a public offering of 5,950,000 shares of our common stock, of which 1,500,000 shares of common stock were sold by us and 4,450,000 shares of common stock were sold by certain existing stockholders (including 770,000 shares sold pursuant to the underwriter’s option).
Certain existing holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities, including the effective shelf registration statement described above. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock. In June 2017, we filed a prospectus supplement to the effective registration statement described above with respect to the sale of up to 2,800,000 shares of our common stock by two of our significant stockholders, which facilitated the resale by those holders of a portion of the shares of our common stock they hold.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters occupy approximately 75,000 square feet in Boston, Massachusetts under an operating lease that expires in August 2019. In November 2017, we entered into an agreement for a new facility in Boston, Massachusetts which will occupy approximately 147,000 square feet under a lease which is expected to commence on June 1, 2019 and expire in November 2029. We have additional U.S. offices including Los Angeles, California; Cambridge, Massachusetts; Austin, Texas; and Alexandria, Virginia. We also lease various international offices including Toronto, Canada; Reading, United Kingdom; Belfast, Northern Ireland; Dublin, Ireland; and Singapore.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Global Market under the symbol “RPD” since July 17, 2015. Our initial public offering was priced at $16.00 per share on July 16, 2015.
The following table sets forth the reported high and low sales prices of our common stock for the periods indicated, as quoted on the Nasdaq Global Market:

Year Ended December 31, 2017:	High	Low
First quarter	$15.96	$12.20
Second quarter	$19.29	$14.36
Third quarter	$17.90	$14.75
Fourth quarter	$20.25	$17.08

Year Ended December 31, 2016:	High	Low
First quarter	$16.75	$9.05
Second quarter	$14.82	$10.82
Third quarter	$19.29	$11.55
Fourth quarter	$18.30	$10.63
As of December 31, 2017, there were 115 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
The following graph shows a comparison from July 17, 2015 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2017 of the cumulative total return for an investment of $100 in our common stock, the Nasdaq Global Market and the Nasdaq Computer Index. Data for the Nasdaq Global Market and the Nasdaq Computer Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	July 17, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Rapid7, Inc.	$100.00	$89.99	$59.85	$51.70	$49.76	$69.82	$48.14	$59.26	$66.57	$69.62	$73.81
Nasdaq Global Market Composite	100.00	79.58	81.67	67.59	67.13	78.33	75.93	81.02	84.92	90.86	95.11
Nasdaq Computer	100.00	95.13	105.13	106.53	102.79	118.13	117.72	135.85	148.80	154.96	168.48
Recent Sales of Unregistered Securities
None.
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
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about our purchases of our equity securities during the three months ended December 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (dollars in thousands)
October 1, 2017 to October 31, 2017	6,610	$17.94	—	—
November 1, 2017 to November 30, 2017	—	—	—	—
December 1, 2017 to December 31, 2017	—	—	—	—
Total	6,610	$17.94	—	—

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
The following selected consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Products	116,748	$89,404	$63,407	$47,030	$38,633
Maintenance and support	46,268	37,403	26,903	19,016	14,017
Professional services	37,924	30,630	20,216	10,834	7,380
Total revenue	200,940	157,437	110,526	76,880	60,030
Cost of revenue(1):
Products	25,583	12,447	6,921	4,557	4,048
Maintenance and support	7,491	7,105	6,002	4,495	3,388
Professional services	23,836	20,173	16,321	9,420	5,442
Total cost of revenue	56,910	39,725	29,244	18,472	12,878
Operating expenses(1):
Research and development	50,938	47,955	38,746	25,570	21,411
Sales and marketing	111,593	90,524	67,365	49,007	31,779
General and administrative	30,293	28,282	21,731	12,972	12,586
Total operating expense	192,824	166,761	127,842	87,549	65,776
Loss from operations	(48,794)	(49,049)	(46,560)	(29,141)	(18,624)
Interest income (expense), net	775	131	(2,523)	(2,802)	(122)
Other income (expense), net	313	(109)	(278)	(305)	43
Loss before income taxes	(47,706)	(49,027)	(49,361)	(32,248)	(18,703)
Provision for (benefit from) income taxes	(2,236)	(27)	496	379	170
Net loss	(45,470)	(49,000)	(49,857)	(32,627)	(18,873)
Accretion of preferred stock to redemption value	—	—	(35,061)	(52,336)	(33,553)
Beneficial conversion feature relating to IPO participation payment	—	—	(14,161)	—	—
Net loss attributable to common stockholders	(45,470)	$(49,000)	$(99,079)	$(84,963)	$(52,426)
Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(1.19)	$(4.00)	$(6.65)	$(4.18)
Weighted-average common shares outstanding, basic and diluted	42,952,950	41,248,473	24,740,480	12,770,916	12,549,266

(1)	Includes stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,085	$610	$532	$167	$67
Research and development	7,205	6,054	5,010	499	426
Sales and marketing	5,756	6,607	3,139	496	249
General and administrative	5,495	4,045	2,004	997	1,305
Total stock-based compensation expense	$19,541	$17,316	$10,685	$2,159	$2,047
Depreciation and amortization expense:
Cost of revenue	$3,597	$2,529	$1,890	$1,275	$1,107
Research and development	1,077	1,080	1,138	1,093	649
Sales and marketing	1,986	1,842	1,617	1,396	675
General and administrative	968	1,274	707	376	200
Total depreciation and amortization expense	$7,628	$6,725	$5,352	$4,140	$2,631

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,562	$53,148	$86,553	$36,823	$20,612
Working capital, excluding deferred revenue	139,604	101,527	109,015	50,359	28,206
Total assets	284,136	243,303	230,561	86,966	59,855
Total deferred revenue	224,500	169,063	130,317	85,056	59,855
Total debt	—	—	—	16,871	16,318
Total liabilities	259,983	201,265	162,486	122,230	92,432
Redeemable convertible preferred stock	—	—	—	211,598	128,444
Total stockholders’ equity (deficit)	24,153	42,038	68,075	(246,862)	(161,021)

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
Overview
Organizations of all sizes are faced with a more sophisticated and motivated set of cyber attackers. Coupled with an increasingly complex IT environment and expanding attack surface, which is driven by mobility and a shift to the cloud, security and IT teams are struggling to maintain adequate levels of cyber security, provide visibility to their management teams, and meet increasing regulatory requirements. At the same time, they must navigate a shortage of capable cyber security professionals. Out of these challenges, the concept of Security Operations, or SecOps, is emerging. SecOps is a movement that recognizes that Security and IT Operations must work together to deliver better security and more nimbly adapt to emerging threats, without adding significant resources. SecOps requires solutions that provide visibility, analytics and automation that enable IT, Security and DevOps to work together to achieve significantly higher levels of productivity and success.
Rapid7 is a leading provider of security and IT analytics and automation solutions for SecOps, and is trusted by professionals around the world to provide visibility, analytics and automation to help manage risk, simplify IT complexity and drive innovation. Our solutions, which include vulnerability management, incident detection and response, security information and event management, or SIEM, application security testing, log analytics, and security orchestration and automation, all focus on the critical needs of enterprises for greater visibility into their environments, analytics that provide context to complex data, and automation that enables SecOps teams to scale and more efficiently to address critical security and IT tasks.
We combine our extensive experience in collecting data from an ever-expanding IT environment, our deep insight into attacker behaviors and techniques, and our powerful and proprietary analytics to provide solutions that can quickly and efficiently identify and prioritize risks and active threats in an enterprise’s IT environment. Our broad data collection capabilities encompass endpoints, servers, applications, users, cloud-based assets, client devices, network activity, log data and information from third-party applications. We also provide workflows and automations that can enable and accelerate remediation of these risks and active threats. We have designed our solutions to be easy to deploy and use for security and IT teams of all sizes.
We offer analytic solutions across the following three core areas of SecOps:

•
Our Vulnerability Management offerings include our industry-leading vulnerability management, web application security testing and attack simulation products. These solutions provide enterprises with comprehensive, yet prioritized, visibility into potential cyber risks across their IT environment. We have also added remediation workflows to help ensure that these risks can be easily mitigated.

•
Our Incident Detection and Response solutions are designed to enable organizations to rapidly detect and respond to cyber security incidents and breaches across physical, virtual and cloud assets, including those associated with the behaviors of their users. These solutions combine the collection of massive amounts of data with our core analytics and machine-learning-driven user behavioral analytics to simplify the task of identifying and responding to potential breaches.

•
Our IT Analytics and Automation solutions are designed to allow operations teams to quickly gain visibility into their IT environment and facilitate automated workflows to eliminate repetitive, manual and labor-intensive tasks.

Finally, to complement our SecOps products, we offer a range of managed services based on our software solutions and professional services, including incident response services, security advisory services, and deployment and training.
We market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of December 31, 2017, we had over 7,000 customers in 127 countries, including 52% of the Fortune 100. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 2% of our revenue in 2017, 2016 or 2015.

We sell our products and professional services through direct inside and field sales teams and indirect channel partner relationships. Our global sales teams focus on both new customer acquisition as well as up-selling and cross-selling additional offerings to our existing customers. Our sales teams are organized by geography, consisting of the Americas; Europe, the Middle East and Africa, or EMEA; and Asia Pacific, or APAC, as well as by target organization size. Our inside sales team primarily focuses on small and middle-market enterprises, while Fortune 500 enterprises are generally handled by our globally distributed direct field sales teams. Our highly technical sales engineers help define customer use cases, manage solution evaluations and train channel partners.
Recent Developments
On January 30, 2018, we closed on a public offering of 5,950,000 shares of our common stock, of which 1,500,000 shares of common stock were sold by us and 4,450,000 shares of common stock were sold by certain existing stockholders, at an offering price of $22.00 per share, including 770,000 shares pursuant to the underwriters' option to purchase additional shares from the selling stockholders. Our net proceeds from the offering were $30.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We did not receive any of the proceeds from the sale of shares by the selling stockholders.
Our Business Model
We have offerings in three key areas: (1) Vulnerability Management, which includes our InsightVM, Nexpose, InsightAppSec, AppSpider and Metasploit products, (2) Incident Detection and Response, which includes our InsightIDR and Managed Detection and Response products as well as our incident response services and (3) IT Analytics and Automation Solutions, which includes our Logentries, InsightOps and Komand products.
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:

•
Cloud-based subscriptions, which provide our software capabilities to our customers through cloud access and on a Software as a Service basis. Our InsightIDR, InsightVM, InsightAppSec, Logentries and InsightOps products are offered as cloud-based subscriptions, generally with one to three-year terms.

•
Managed services, through which we operate our products and provide our capabilities on behalf of our customers. Our Managed Vulnerability Management (InsightVM), Managed Application Security (AppSpider) and Managed Detection and Response (InsightIDR) products are offered on a managed service basis, generally pursuant to one to three-year agreements.

•
Licensed software, including both term and perpetual licenses, and the simultaneous sale of maintenance and support. Our Nexpose, Metasploit and AppSpider products are offered through term or perpetual software licenses. Our customers who purchase software licenses also purchase maintenance and support, which provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide them with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one to three-year terms. In addition, our Komand product is offered through term licenses.

We also offer various professional services across all of our offerings, including deployment and training services related to our software and cloud-based products, incident response services and security advisory services. Customers can purchase our professional services together with our product offerings or on a stand-alone basis pursuant to fixed fee or time-and-materials agreements.
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services and Logentries, in a trailing 12-month period by the dollar value of the corresponding customer agreements. We also calculate an expiring renewal rate that does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. Our renewal rate was 122%, 120% and 126% in 2017, 2016 and 2015, respectively, and our expiring revenue renewal rate was 89%, 89% and 88% in 2017, 2016 and 2015, respectively. Our goal is to maintain what we believe are strong renewal rates, and work to increase them over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions or overall changes in our customers’ spending levels.

We generate revenue from selling products, maintenance and support, and professional services. In 2017, 2016 and 2015, 81%, 81% and 82% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 19%, 19% and 18%, respectively, was derived from the sale of professional services.
In 2017, 2016 and 2015, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, made up 70%, 67% and 66%, respectively, of total revenue. In prior years, we did not include term software licenses in the calculation of recurring revenue. As a result, for the years ended December 31, 2016 and 2015, our recurring revenue was recast from 62%, as previously disclosed, to 67% and 66%, respectively.
In 2017, 2016 and 2015, 57%, 55% and 53%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods.
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Total revenue	$200,940	$157,437	$110,526
Year-over-year growth	27.6%	42.4%	43.8%
Calculated billings (non-GAAP)	$256,377	$196,183	$155,787
Annualized recurring revenue (non-GAAP)	$164,859	$121,192	$90,377
Operating cash flow	$13,286	$9,112	$(1,907)

	As of December 31,
	2017	2016
Deferred revenue	$224,500	$169,063
Number of customers	7,030	6,206
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers.
Calculated Billings. Calculated billings is a non-GAAP measure that we define as total revenue recognized in accordance with generally accepted accounting principles, or GAAP, plus the change in deferred revenue from the beginning to the end of the period. We have historically considered calculated billings to be a useful metric for management and investors, as a supplement to the corresponding GAAP measure of total revenue, because billings drive deferred revenue, which is an important indicator of the health and visibility of trends in our business, and represents a significant percentage of future revenue. We regularly monitored calculated billings because we believed the measure offered valuable information regarding the performance of our business and would help investors better understand the sales activity and performance of our business for a particular period. With the expansion of our subscription, cloud-based product offerings (InsightVM, InsightIDR, InsightAppSec, and InsightOps) on the Insight Platform, the shift of our other products to subscription pricing, and the shift of our sales compensation plans to Annualized Recurring Revenue, we may realize a shortening of our average contract duration, which should be taken into consideration when evaluating calculated billings. In addition, as we transition to a more subscription-based model, we believe calculated billings will be a less meaningful metric for our operations. Use of calculated billings also has limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue recognition or revenue measurement, or an analysis of our results as reported under GAAP. Also, it is important to note that other companies, including companies in our industry, may not use calculated billings, may compute billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of calculated billings as a comparative measure.
Annualized Recurring Revenue (ARR). ARR is a non-GAAP measure that we define as the annual value of all recurring revenue related to contracts in place at the end of the period. ARR should be viewed independently of revenue and deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items.
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
Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP operating loss, non-GAAP net loss, non-GAAP net loss per share, calculated billings and ARR which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangible assets, certain acquisition-related expenses and certain non-recurring items. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of acquired intangible assets allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over several years after the acquisition. We also exclude the impact of certain costs directly related to acquisitions and asset impairments as these costs are unrelated to the current operations and neither comparable to the prior period nor predictive of future results, which we believe allows for a more meaningful comparison between the operating results from period to period. We also exclude the impact of certain tax benefits due to U.S. tax reform, which we believe allows for a more meaningful comparison between the provision for tax provision from period to period. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility into the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.
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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the years ended 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
GAAP total gross profit	$144,030	$117,712	$81,282
Stock-based compensation expense	1,085	610	532
Amortization of acquired intangible assets	2,639	1,782	1,212
Non-GAAP total gross profit	$147,754	$120,104	$83,026

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
GAAP gross profit – products	$91,165	$76,957	$56,486
Stock-based compensation expense	336	76	9
Amortization of acquired intangible assets	2,639	1,782	1,212
Non-GAAP gross profit – products	$94,140	$78,815	$57,707

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
GAAP gross profit – maintenance and support	$38,777	$30,298	$20,901
Stock-based compensation expense	247	206	272
Non-GAAP gross profit – maintenance and support	$39,024	$30,504	$21,173

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
GAAP gross profit – professional services	$14,088	$10,457	$3,895
Stock-based compensation expense	502	328	251
Non-GAAP gross profit – professional services	$14,590	$10,785	$4,146
The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the years ended 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
GAAP loss from operations	$(48,794)	$(49,049)	$(46,560)
Stock-based compensation expense	19,541	17,316	10,685
Amortization of acquired intangible assets	2,813	2,438	1,286
Acquisition-related expenses	167	—	1,342
Impairment of long-lived assets	—	—	483
Non-GAAP loss from operations	$(26,273)	$(29,295)	$(32,764)

The following table reconciles GAAP net loss attributable to common stockholders to non-GAAP net loss for the years ended 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share data)
GAAP net loss attributable to common stockholders	$(45,470)	(49,000)	(99,079)
Accretion of preferred stock to redemption value	—	—	35,061
Beneficial conversion charge relating to IPO participation payment	—	—	14,161
GAAP net loss	(45,470)	(49,000)	(49,857)
Stock-based compensation expense	19,541	17,316	10,685
Amortization of acquired intangible assets	2,813	2,438	1,286
Acquisition-related expenses	167	—	1,342
Impairment of long-lived assets	—	—	483
Release of valuation allowance, acquisition-related	(2,632)	—	—
Tax adjustment for the impact of tax reform	(352)	—	—
Non-GAAP net loss	$(25,933)	$(29,246)	$(36,061)
Non-GAAP net loss per share, basic and diluted	$(0.60)	$(0.71)	$(1.46)
Weighted-average common shares outstanding, basic and diluted	42,952,950	41,248,473	24,740,480
The following table reconciles total revenue to calculated billings for the years ended 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Total revenue	$200,940	$157,437	$110,526
Add: Deferred revenue, end of period	224,500	169,063	130,317
Less: Deferred revenue, beginning of period	169,063	130,317	85,056
Calculated billings	$256,377	$196,183	$155,787
Components of Results of Operations
Revenue
We generate revenue primarily from selling products, maintenance and support and professional services through a variety of delivery models to meet the needs of our diverse customer base. We generally bill customers and collect payment for both our products and services up front.
Products
We generate products revenue from the sale of (1) term or perpetual software licenses for our Nexpose, Metasploit and AppSpider products, term licenses for our Komand product offering, as well as associated content subscriptions for our Nexpose and Metasploit products, (2) managed services offerings which utilize either our InsightVM, AppSpider or InsightIDR products and (3) cloud-based subscriptions for our InsightVM, InsightIDR, InsightAppSec, InsightOps, AppSpider and Logentries products. We also generate an immaterial amount of appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers. Revenue for term and perpetual software licenses and related services that are sold along with the software license is deferred on our balance sheet and recognized as revenue on our consolidated statements of operations ratably over the contractual period of the maintenance and support, which is typically one to three years. Revenue for our managed services and cloud-based subscription offerings is recognized on our consolidated statements of operations ratably over the term of the managed service agreement or subscription, provided that all other revenue recognition criteria have been met.

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
Professional Services
We generate professional service revenue from the sale of deployment and training services related to our products, incident response services and security advisory services. Revenue from professional services sold together with our term and perpetual software licenses product offerings is recognized ratably over the term of the applicable agreement. Revenue from professional services sold on a stand-alone basis or with non-software products is recognized as those services are rendered.
Cost of Revenue
Our total cost of revenue consists of the costs of products, maintenance and support and professional services revenue.
Cost of Products
Cost of products consists of personnel and related costs for our content, managed service and cloud operations team, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead costs, which consist of IT, information security, recruiting, facilities and depreciation and are allocated based on relative headcount. Also included in cost of products are software license fees, hardware, cloud computing costs and internet connectivity expenses directly related to delivering our products, as well as amortization of certain intangible assets including internally developed software.
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
We expect our gross margins to decrease slightly as we expect revenue from our cloud-based subscriptions and managed services to increase as a percentage of total revenue, each of which generally have a lower gross margin in comparison to our term or perpetual software license products.
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

We expect research and development expense to increase on an absolute dollar basis in the near term as we continue to increase investments in our products and technology platform innovation, but to remain consistent as a percentage of total revenue.
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
General and Administrative Expense
General and administrative expense consists of personnel costs for our legal, human resources, and finance and accounting departments, including salaries and other payroll related costs, bonuses and stock-based compensation. Additional expenses include travel and entertainment, subcontracting, professional fees, insurance, acquisition-related expenses, amortization of certain intangible assets and allocated overhead.
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
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes relates to U.S. federal and state, as well as certain foreign jurisdiction, income taxes. Historically, we have generated net losses in the U.S., U.K and Ireland and recorded a full valuation allowance against our U.S., U.K. and Ireland deferred tax assets. We expect to maintain a full valuation allowance on our U.S., U.K. and Ireland deferred tax assets in the near term. Realization of our U.S., Ireland and U.K. deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Results of Operations

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$116,748	$89,404	$63,407
Maintenance and support	46,268	37,403	26,903
Professional services	37,924	30,630	20,216
Total revenue	200,940	157,437	110,526
Cost of revenue:(1)
Products	25,583	12,447	6,921
Maintenance and support	7,491	7,105	6,002
Professional services	23,836	20,173	16,321
Total cost of revenue	56,910	39,725	29,244
Operating expenses:(1)
Research and development	50,938	47,955	38,746
Sales and marketing	111,593	90,524	67,365
General and administrative	30,293	28,282	21,731
Total operating expenses	192,824	166,761	127,842
Loss from operations	(48,794)	(49,049)	(46,560)
Interest income (expense), net	775	131	(2,523)
Other income (expense), net	313	(109)	(278)
Loss before income taxes	(47,706)	(49,027)	(49,361)
Provision for (benefit from) income taxes	(2,236)	(27)	496
Net loss	(45,470)	(49,000)	(49,857)
Accretion of preferred stock to redemption value	—	—	(35,061)
Beneficial conversion charge relating to IPO participation payment	—	—	(14,161)
Net loss attributable to common stockholders	$(45,470)	$(49,000)	$(99,079)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,085	$610	$532
Research and development	7,205	6,054	5,010
Sales and marketing	5,756	6,607	3,139
General and administrative	5,495	4,045	2,004
Total stock-based compensation expense	$19,541	$17,316	$10,685

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	3,597	$2,529	$1,890
Research and development	1,077	1,080	1,138
Sales and marketing	1,986	1,842	1,617
General and administrative	968	1,274	707
Total depreciation and amortization expense	$7,628	$6,725	$5,352
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2017	2016	2015
Consolidated Statement of Operations Data:
Revenue:
Products	58.1%	56.8%	57.4%
Maintenance and support	23.0	23.8	24.3
Professional services	18.9	19.4	18.3
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	12.7	7.9	6.3
Maintenance and support	3.7	4.5	5.4
Professional services	11.9	12.8	14.8
Total cost of revenue	28.3	25.2	26.5
Operating expenses:
Research and development	25.4	30.4	35.1
Sales and marketing	55.5	57.5	60.9
General and administrative	15.1	18.0	19.7
Total operating expenses	96.0	105.9	115.7
Loss from operations	(24.3)	31.1	42.2
Interest income (expense), net	0.4	0.1	(2.3)
Other income (expense), net	0.2	(0.1)	(0.2)
Loss before income taxes	(23.7)	(31.1)	(44.7)
Provision for (benefit from) income taxes	(1.1)	—	0.4
Net loss	(22.6)	(31.1)	(45.1)
Accretion of preferred stock to redemption value	—	—	(31.7)
Beneficial conversion charge relating to IPO participation payment	—	—	(12.8)
Net loss attributable to common stockholders	(22.6)%	(31.1)%	(89.6)%

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Revenue

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue:
Products	$116,748	$89,404	$27,344	30.6%
Maintenance and support	46,268	37,403	8,865	23.7%
Professional services	37,924	30,630	7,294	23.8%
Total revenue	$200,940	$157,437	$43,503	27.6%
Total revenue increased by $43.5 million in 2017 compared to 2016. The increase in revenue included a $18.4 million increase from new customers, upsells and cross-sells. The increase in new customers revenue included 824 net new customers added since December 31, 2016 and a full year of revenue related to net new customers added in 2016, bringing our total customer count to 7,030 as of December 31, 2017, as compared to adding 1,074 net new customers in 2016, resulting in a total customer count of 6,206 as of December 31, 2016. Revenue also increased in 2017 compared to 2016 due to $25.1 million in additional revenue from existing customer renewals. The increase in total revenue in 2017 was comprised of $35.7 million generated from sales in North America and $7.8 million generated from sales from the rest of the world.
Cost of Revenue

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue:
Products	$25,583	$12,447	$13,136	105.5%
Maintenance and support	7,491	7,105	386	5.4%
Professional services	23,836	20,173	3,663	18.2%
Total cost of revenue	$56,910	$39,725	$17,185	43.3%
Gross margin %:
Products	78.1%	86.1%
Maintenance and support	83.8%	81.0%
Professional services	37.1%	34.1%
Total gross margin %	71.7%	74.8%
Total cost of revenue increased by $17.2 million in 2017 compared to 2016, primarily due to a $9.1 million increase in personnel costs, inclusive of a $0.5 million increase in stock-based compensation expense, primarily as a result of our increase in headcount from 164 as of December 31, 2016 to 236 as of December 31, 2017 as well as the timing effect of when our headcount additions were hired in 2017 and 2016, to support our growing customer base. Our increase in total cost of revenue also included a $5.3 million increase in cloud computing costs related to growing cloud-based subscription revenue, a $2.1 million increase in allocated overhead driven largely by IT and facilities costs, a $0.9 million increase in amortization of intangible assets primarily due to the Komand acquisition, a $0.5 million increase in travel and entertainment expenses, and a $0.2 million increase in other costs, partially offset by a decrease of $0.9 million in third-party professional service consulting costs.
The total gross margin percentage decrease was primarily due to the decrease in gross margin percentage for products, partially offset by the increases in gross margin percentage for professional services and maintenance and support. The decrease in products gross margin percentage was due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins in comparison to our software license products. The increase in maintenance and support gross margin percentage was driven by our ability to scale as our revenue continues to grow. The increase in professional services gross margin percentage was primarily due to increased demand for our assessment services and deployment and training services.

Operating Expenses
Research and Development Expense

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Research and development	$50,938	$47,955	$2,983	6.2%
% of revenue	25.4%	30.4%
Research and development expense increased by $3.0 million in 2017 compared to 2016 primarily due to a $1.9 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.7 million increase in personnel costs, and an increase of $0.4 million in other expenses. The $0.7 million increase in personnel costs was primarily due to a $2.1 million increase in salaries and related costs driven by growth in headcount of our research and development teams from 251 as of December 31, 2016 to 266 as of December 31, 2017, which included 12 employees acquired in the Komand acquisition, as well as the timing effect of when our headcount additions were hired in 2017 and 2016. Also contributing to the increase was a $1.1 million increase in stock-based compensation expense and the impact of a $0.6 million Northern Ireland government grant received in 2016 which was non-recurring in 2017. These increases were partially offset by $1.2 million of acquisition-related bonus recorded in 2016, $1.2 million of personnel costs that were capitalized as internal-use software costs in 2017 and $0.7 million of certain departmental costs in 2016 that were eliminated in 2017.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Sales and marketing	$111,593	$90,524	$21,069	23.3%
% of revenue	55.5%	57.5%
Sales and marketing expense increased by $21.1 million in 2017 compared to 2016 primarily due to a $12.1 million increase in personnel costs, resulting primarily from an increase in headcount from 346 as of December 31, 2016 to 437 as of December 31, 2017 to drive additional sales of our products and services as well as the timing effect of when our headcount additions were hired in 2017 and 2016 and from higher commissions expense recorded as a result of increased customer orders. The $12.1 million increase in personnel costs was inclusive of a $0.9 million decrease in stock-based compensation expense primarily due to equity grants in the prior period associated with the Logentries acquisition. Our increase in sales and marketing expense also included a $3.7 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $2.4 million increase in marketing expense driven largely by continued investments in attracting new customers, a $1.4 million increase in travel and entertainment expense, a $0.7 million increase in partner referral fees, a $0.6 million increase in recruiting and training costs, and $0.2 million of other expenses.
General and Administrative Expense

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
General and administrative	$30,293	$28,282	$2,011	7.1%
% of revenue	15.1%	18.0%
General and administrative expense increased by $2.0 million in 2017 compared to 2016 primarily due to a $2.4 million increase in personnel costs, inclusive of an increase of $1.5 million in stock-based compensation expense, primarily the result of an increase in headcount from 126 as of December 31, 2016 to 140 as of December 31, 2017 to support our overall company growth as well as the timing effect of when our headcount additions were hired in 2017 and 2016. Our increase in general and administrative expense also included a $0.7 million increase in allocated overhead driven largely by an increase in IT and facilities costs and $0.2 million of other expenses. These increases were partially offset by a decrease of $0.5 million of amortization expense, a decrease of $0.4 million in recruiting costs and $0.4 million of costs associated with a settlement and licensing agreement with a third party in the prior period.
Interest Income (Expense), Net

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Interest income (expense), net	$775	$131	$644	491.6%
% of revenue	0.4%	0.1%
Interest income (expense), net increased by $0.6 million in 2017 compared to 2016 primarily due to higher interest income as a result of our investment in higher-yield securities. In 2017 and 2016, net interest income was partially offset by $0.1 million and $0.2 million, respectively, of interest expense due to non-cash interest charges related to the accretion of the liability associated with deferred acquisition payments.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense), net	$313	$(109)	$422	(387.2)%
% of revenue	0.2%	(0.1)%
Other income (expense), net reflected a $0.4 million decrease in expense in 2017 compared to 2016 primarily due to realized and unrealized foreign currency gains exceeding losses, primarily related to the euro and pound sterling.
Benefit from Income Taxes

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Benefit from income taxes	$(2,236)	$(27)	$(2,209)	NM
% of revenue	(1.1)%	—%
Benefit from income taxes increased by $(2.2) million in 2017 compared to 2016 primarily due to a $2.6 million deferred tax benefit resulting from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of Komand which is not deductible for tax purposes. as well as a $0.4 million tax benefit due to the impact of U.S tax reform. These benefits were partially offset by an increase of $0.8 million provision for income taxes due to our increased operations in foreign and U.S. state jurisdictions.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Revenue

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Revenue:
Products	$89,404	$63,407	$25,997	41.0%
Maintenance and support	37,403	26,903	10,500	39.0
Professional services	30,630	20,216	10,414	51.5
Total revenue	$157,437	$110,526	$46,911	42.4%
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
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(27)	$496	$(523)	105.4%
% of revenue	—	0.4%
Provision for (benefit from) income taxes decreased by $0.5 million in 2016 compared to 2015 primarily due to recognition of research and development tax credits in Canada, Ireland and the United Kingdom, as well as the impact related to the restructuring of our international business operations.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, investments and our accounts receivable. In connection with our initial public offering, or IPO, and concurrent private placement in July 2015, we received aggregate net proceeds to us of $112.3 million, after deducting underwriting discounts and commissions related to our IPO of $8.3 million and offering expenses of $3.1 million. Prior to our IPO, we funded our operations primarily through issuances of common and redeemable convertible preferred stock and debt, including net proceeds of $93.4 million from the sale of shares of common and preferred stock. As of December 31, 2017, we had $51.6 million in cash and cash equivalents, $40.3 million of short- and long-term investments that have maturities ranging from 3 months to 2 years and an accumulated deficit of $434.9 million. In addition, in January 2018, we closed a public offering of 5,950,000 shares of our common stock for net proceeds of $30.9 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future.
We believe that our existing cash and cash equivalents together with cash generated from our operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate; the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally; the introduction of new and enhanced products and professional service offerings; and the cost of any future acquisitions of technology or businesses. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital on terms satisfactory to us when we require it, our business, operating results and financial condition could be adversely affected.
The following table shows a summary of our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash and cash equivalents at beginning of period	$53,148	$86,553	$36,823
Net cash provided by (used in) operating activities	13,286	9,112	(1,907)
Net cash used in investing activities	(22,421)	(43,475)	(42,947)
Net cash provided by financing activities	7,268	1,161	94,786
Effects of exchange rates on cash	281	(203)	(202)
Cash and cash equivalents at end of period	$51,562	$53,148	$86,553
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for investing activities such as business acquisitions and purchases of property and equipment.
Operating Activities
Operating activities provided $13.3 million of cash in 2017. Cash provided by operating activities reflected our net loss of $45.5 million, offset by a decrease in our net operating assets and liabilities of $33.7 million and non-cash charges of $25.1 million related primarily to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts, deferred income taxes and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $55.4 million increase in deferred revenue from sales of our products and services, and a $6.8 million increase in accrued expenses, which both had a positive impact on operating cash flow. These factors were offset by a $25.2 million increase in accounts receivable, a $2.3 million decrease in accounts payable and a $1.0 million decrease in other liabilities, which each had a negative impact on operating cash flow.
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

Investing Activities
Investing activities used $22.4 million of cash in 2017, consisting of $14.7 million of cash paid for the acquisition of Komand, $4.8 million in capital expenditures to purchase computer equipment and leasehold improvements and $1.2 million for the capitalization of internal-use software costs, $35.2 million used for purchases of investments less $33.7 million of investment sales and maturities and $0.2 million increase in restricted cash.
Investing activities used $43.5 million of cash in 2016, consisting of $39.0 million used for purchases of investments and $4.5 million in capital expenditures to purchase equipment and leasehold improvements.
Investing activities used $42.9 million in cash in 2015, primarily for the acquisitions of Logentries and NTO for $35.5 million and $3.3 million, respectively. Additionally, $4.1 million was used to purchase property and equipment.
Financing Activities
Financing activities provided $7.3 million of cash in 2017, which consisted primarily of $5.8 million in proceeds from the exercise of stock options, and $2.9 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan, or ESPP, partially offset by a $0.7 million payment related to the deferred acquisition consideration associated with the NTO acquisition in 2015 and $0.7 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $1.2 million of cash in 2016, which consisted primarily of $3.7 million in proceeds from the issuance of common stock purchased by employees under the ESPP, $2.9 million in proceeds from the exercise of stock options and $0.1 million related to an excess tax benefit from stock-based compensation, partially offset by $4.1 million in withholding taxes paid for the net share settlement of equity awards and a $1.4 million payment related to the deferred acquisition consideration associated with the NTO acquisition in 2015.
Financing activities provided $94.8 million in 2015, which consisted of net proceeds from our IPO and concurrent private placement of $112.3 million and proceeds from stock option exercises of $1.3 million, partially offset by the repayment of our term loan and related termination payment of $18.5 million and payments on capital lease obligations of $0.3 million.
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2017:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Operating leases	$7,677	$27,913	$27,856	$42,221	$105,667
Non-cancellable purchase obligations	15,912	16,041	—	—	31,953
Total	$23,589	$43,954	$27,856	$42,221	$137,620
The commitment amounts in the table above are associated with agreements that are enforceable and legally binding. The table does not include obligations under agreements that we can cancel without a significant penalty.
We lease our office facilities under non-cancellable operating leases. Certain of our operating leases require real estate taxes, common area maintenance and insurance payments, which are expensed when incurred and not included in the commitments table noted above.
As of December 31, 2017, we have leases that expire at various dates through 2029.
As of December 31, 2017, we had a total of $7.7 million in letters of credit outstanding as collateral for certain office space leases and a corporate credit card program. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, in some cases, until 2029.
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
We generate products revenue from the sale of (1) term or perpetual software licenses for our Nexpose, Metasploit and AppSpider products, term licenses for our Komand product offering and associated content subscriptions for our Nexpose and Metasploit products, (2) managed services offerings which utilize either our InsightVM, AppSpider or InsightIDR products and (3) cloud-based subscriptions for our InsightVM, InsightIDR, InsightAppSec, InsightOps, AppSpider and Logentries products. We also generate an immaterial amount of appliance revenue that is included in our products revenue and that is associated with hardware sold with our Nexpose product to certain customers. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose, Metasploit, and AppSpider. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services and security advisory services.
Revenue is only recognized when all of the following are met:

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

Substantially all of our software licenses are sold in multiple-element arrangements that include maintenance and support and content subscriptions, and in addition could include cloud-based subscriptions, professional services and/or managed services. All of these elements are considered to be software elements other than cloud-based subscriptions and managed services which are non-software elements. Non-software elements included in multiple-element arrangements consist of a single deliverable that has stand-alone value and that represents a single unit of accounting. We have determined that we do not have vendor-specific objective evidence, or VSOE, of the selling price for the elements comprising these multiple-element arrangements as our software licenses are generally not sold on a stand-alone basis and we purposefully employ variable pricing for our offerings in order to meet customer purchase requirements along the multiple price points of the demand curve.
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
When a multiple-element arrangement includes both software elements and non-software elements, the total arrangement consideration is first allocated between the software elements and the non-software elements based on the selling price hierarchy, which includes (1) VSOE, if available, (2) third-party evidence, or TPE, if VSOE is not available or (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We have not been able to establish a selling price for any element using

VSOE or TPE. We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made in consultation with, and is approved by, our management. The portion of the consideration allocated to the non-software elements are recognized ratably over the service period of the non-software elements, assuming all other criteria for revenue recognition have been met. The portion of the consideration allocated to software elements is recognized as described above.
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
Stock-Based Compensation
We measure and recognize compensation expense for all stock options, restricted stock awards, or RSAs, and restricted stock units, or RSUs, based on the estimated fair value of the award on the grant date. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service. If vesting is subject to a market or performance condition, recognition is based on the derived service period of the award. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon the assessment of the probability that the performance condition will be met.
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
For our goodwill impairment analysis, we operate with a single reporting unit. We test goodwill for impairment on the last day of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. To test goodwill impairment, we perform a single-step goodwill impairment test to identify potential goodwill impairment. The single-step impairment test begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. In performing the single step of the goodwill impairment testing and measurement process, we estimated the fair value of our single reporting unit using our market capitalization. Based upon our assessment performed as of December 31, 2017, we concluded the fair value of our single reporting unit exceeded its carrying value and there was no impairment of goodwill.
Other intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Intangible assets with definite lives are amortized over the estimated useful lives and are tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. For the year ended December 31, 2017, we determined there were no indicators of impairment of our other intangible assets.
Recent Accounting Pronouncements
See Note 2 Summary of Significant Accounting Policies contained in the "Notes to Consolidated Financial Statements" in Item 8 of Part II of this Annual Report on Form 10-K for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Hong Kong, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. During the years ended December 31, 2017 and 2016, the effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities would not have been material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
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
As of December 31, 2017 and 2016, we had cash and cash equivalents of $51.6 million and $53.1 million, respectively, consisting of bank deposits and money market funds. As of December 31, 2017 and 2016, we also had short- and long-term investments of $40.3 million and $38.9 million, respectively, consisting of U.S. government agencies, commercial paper, corporate bonds and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. During the years ended December 31, 2017 and 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our financial statements.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Rapid7, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company's auditor since 2011.
Boston, Massachusetts
March 8, 2018

RAPID7, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$51,562	$53,148
Short-term investments	39,178	18,779
Accounts receivable, net of allowance for doubtful accounts of $1,478 and $1,061 at December 31, 2017 and 2016, respectively	73,661	49,154
Prepaid expenses and other current assets	8,877	9,152
Total current assets	173,278	130,233
Long-term investments	1,102	20,162
Property and equipment, net	8,589	8,088
Goodwill	83,164	75,110
Intangible assets, net	16,640	8,946
Other assets	1,363	764
Total assets	$284,136	$243,303
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,240	4,012
Accrued expenses	29,728	23,499
Deferred revenue, current portion	155,811	116,903
Other current liabilities	1,706	1,195
Total current liabilities	189,485	145,609
Deferred revenue, non-current portion	68,689	52,160
Other long-term liabilities	1,809	3,496
Total liabilities	259,983	201,265
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at December 31, 2017 and 2016; 0 shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at December 31, 2017 and 2016; 44,540,544 and 43,018,737 shares issued at December 31, 2017 and 2016, respectively; 44,053,736 and 42,554,683 shares outstanding at December 31, 2017 and 2016, respectively	441	426
Treasury stock, at cost, 486,808 and 464,054 shares at December 31, 2017 and 2016, respectively	(4,764)	(4,391)
Additional paid-in-capital	463,428	435,360
Accumulated other comprehensive loss	(39)	(19)
Accumulated deficit	(434,913)	(389,338)
Total stockholders’ equity	24,153	42,038
Total liabilities and stockholders’ equity	$284,136	$243,303
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Products	$116,748	$89,404	$63,407
Maintenance and support	46,268	37,403	26,903
Professional services	37,924	30,630	20,216
Total revenue	200,940	157,437	110,526
Cost of revenue:
Products	25,583	12,447	6,921
Maintenance and support	7,491	7,105	6,002
Professional services	23,836	20,173	16,321
Total cost of revenue	56,910	39,725	29,244
Total gross profit	144,030	117,712	81,282
Operating expenses:
Research and development	50,938	47,955	38,746
Sales and marketing	111,593	90,524	67,365
General and administrative	30,293	28,282	21,731
Total operating expenses	192,824	166,761	127,842
Loss from operations	(48,794)	(49,049)	(46,560)
Other income (expense), net:
Interest income (expense), net	775	131	(2,523)
Other income (expense), net	313	(109)	(278)
Loss before income taxes	(47,706)	(49,027)	(49,361)
Provision for (benefit from) income taxes	(2,236)	(27)	496
Net loss	(45,470)	(49,000)	(49,857)
Accretion of preferred stock to redemption value	—	—	(35,061)
Beneficial conversion charge relating to IPO participation payment	—	—	(14,161)
Net loss attributable to common stockholders	$(45,470)	$(49,000)	$(99,079)
Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(1.19)	$(4.00)
Weighted-average common shares outstanding, basic and diluted	42,952,950	41,248,473	24,740,480
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(45,470)	$(49,000)	$(49,857)
Other comprehensive loss:
Change in fair value of investments	(23)	(19)	—
Adjustment for net losses realized and included in net loss	3	—	—
Total change in unrealized losses on investments	(20)	(19)	—
Comprehensive loss	$(45,490)	$(49,019)	$(49,857)
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable convertible preferred stock		Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2014	16,382	$211,598	12,563	$126	402	$(3,526)	$—	$—	$(243,462)	$(246,862)
Stock-based compensation	—	—	—	—	—	—	10,685	—	—	10,685
Accretion of preferred stock to redemption value	—	35,061	—	—	—	—	(2,203)	—	(32,858)	(35,061)
Conversion of preferred stock to common stock	(16,382)	(246,659)	16,382	164	—	—	246,495	—	—	246,659
IPO participation payment and beneficial conversion charge	—	—	1,940	19	—	—	14,142	—	(14,161)	—
Issuance of common stock in relation to IPO and concurrent private placement, net of offering costs	—	—	7,730	77	—	—	112,198	—	—	112,275
Issuance of common stock and options associated with acquisitions	—	—	1,262	13	—	—	31,962	—	—	31,975
Issuance of restricted stock	—	—	1,358	13	—	—	(13)	—	—	—
Shares withheld for employee taxes	—	—	(134)	(1)	—	—	(3,086)	—	—	(3,087)
Issuance of common stock upon exercise of stock options and warrants	—	—	439	4	—	—	1,344	—	—	1,348
Net loss	—	—	—	—	—	—	—	—	(49,857)	(49,857)
Balance, December 31, 2015	—	$—	41,540	$415	402	$(3,526)	$411,524	$—	$(340,338)	$68,075
Stock-based compensation	—	—	—	—	—	—	17,316	—	—	17,316
Issuance of common stock under ESPP	—	—	346	4	—	—	3,720	—	—	3,724
Vesting of restricted stock units	—	—	91	1	—	—	(1)	—	—	—
Forfeiture of restricted stock awards	—	—	(27)	—	—	—	—	—	—	—
Shares withheld for employee taxes	—	—	(74)	(1)	62	(865)	(160)	—	—	(1,026)
Excess tax benefit from stock-based compensation	—	—	—	—	—	—	87	—	—	87
Issuance of common stock upon exercise of stock options and warrants	—	—	679	7	—	—	2,874	—	—	2,881
Net unrealized loss on investments	—	—	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	—	—	(49,000)	(49,000)
Balance, December 31, 2016	$—	$—	42,555	$426	464	$(4,391)	$435,360	$(19)	$(389,338)	$42,038
Stock-based compensation	—	—	—	—	—	—	19,541	—	—	19,541
Cumulative-effect adjustment for the adoption of ASU 2016-09	—	—	—	—	—	—	105	—	(105)	—
Issuance of common stock under ESPP	—	—	247	3	—	—	2,911	—	—	2,914
Vesting of restricted stock units	—	—	436	4	—	—	(4)	—	—	—
Forfeiture of restricted stock awards	—	—	(21)	—	—	—	—	—	—	—
Shares withheld for employee taxes	—	—	(50)	(1)	23	(373)	(324)	—	—	(698)
Issuance of common stock upon exercise of stock options	—	—	887	9	—	—	5,839	—	—	5,848
Net unrealized loss on investments	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	(45,470)	(45,470)
Balance, December 31, 2017	$—	$—	44,054	$441	487	$(4,764)	$463,428	$(39)	$(434,913)	$24,153
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(45,470)	$(49,000)	$(49,857)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,628	6,725	5,352
Amortization of debt discount	—	—	1,129
Stock-based compensation expense	19,541	17,316	10,685
Provision for doubtful accounts	905	931	828
Impairment of long-lived assets	—	—	483
Deferred income taxes	(2,860)	75	119
Foreign currency re-measurement (gain) loss	(364)	58	153
Other non-cash expenses	209	222	209
Changes in assets and liabilities:
Accounts receivable	(25,217)	(6,195)	(18,370)
Prepaid expenses and other assets	(74)	(3,523)	(1,787)
Accounts payable	(2,257)	1,619	(2,302)
Accrued expenses	6,758	1,578	6,702
Deferred revenue	55,437	38,748	44,868
Other liabilities	(950)	558	(119)
Net cash provided by (used in) operating activities	13,286	9,112	(1,907)
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,717)	—	(38,811)
Purchases of property and equipment	(4,824)	(4,499)	(4,136)
Capitalization of internal-use software	(1,162)	—	—
Purchases of investments	(35,190)	(38,976)	—
Sales and maturities of investments	33,672	—	—
Increase in restricted cash	(200)	—	—
Net cash used in investing activities	(22,421)	(43,475)	(42,947)
Cash flows from financing activities:
Proceeds from initial public offering and concurrent private placement, net of offering costs of $3,097	—	—	112,275
Repayments of term loan and related termination fee	—	—	(18,540)
Deferred business acquisition payment	(796)	(1,392)	—
Payments of capital lease obligations	—	(68)	(253)
Taxes paid related to net share settlement of equity awards	(698)	(4,114)	—
Excess tax benefit from stock-based compensation	—	87	—
Proceeds from employee stock purchase plan	2,914	3,724	—
Proceeds from stock option exercises	5,848	2,924	1,304
Net cash provided by financing activities	7,268	1,161	94,786
Effect of exchange rate changes on cash and cash equivalents	281	(203)	(202)
Net (decrease) increase in cash and cash equivalents	(1,586)	(33,405)	49,730
Cash and cash equivalents, beginning of period	53,148	86,553	36,823
Cash and cash equivalents, end of period	$51,562	$53,148	$86,553
Supplemental cash flow information:
Cash paid for income taxes	$801	$556	$341
Cash paid for interest	$—	$5	$1,427
Supplemental non-cash investing and financing information:
Common stock issued for acquisitions	$—	$—	$27,481
Vested stock options issued for acquisition	$—	$—	$4,494
See accompanying notes to consolidated financial statements.

RAPID7, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of the Business
Rapid7, Inc. and subsidiaries (“we,” “us” or “our”) is trusted by IT and security professionals around the world to manage risk, simplify modern IT complexity, and drive innovation. Our analytics help transform today's vast amount of security and IT data into the answers needed to securely develop and operate sophisticated IT networks and applications.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation
The accompanying consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

(b)	Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the accompanying notes to the financial statements. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, provision for doubtful accounts, stock-based compensation expense, deferred tax valuation allowances and goodwill and intangible assets. We base our estimates on historical experience and also on assumptions that we believe are reasonable. Changes in facts or circumstances may cause us to change our assumptions and estimates in future periods and it is possible that actual results could differ from our current or revised future estimates.

(c)	Revenue Recognition
We generate revenue primarily from selling products, maintenance and support, and professional services through a variety of delivery models. We generally bill customers and collect payment for both our products and services up front.
We generate products revenue from the sale of (1) term or perpetual software licenses for our Nexpose, Metasploit, AppSpider and Komand products, and associated content subscriptions for our Nexpose and Metasploit products, (2) managed services offerings which utilize either our InsightVM, AppSpider or InsightIDR products and (3) cloud-based subscriptions for our InsightIDR, InsightVM, InsightAppSec, Logentries and InsightOps products. We also generate an immaterial amount of appliance revenue that is included in our products revenue and that is associated with hardware sold with our Nexpose product to certain customers. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose, Metasploit and AppSpider. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services and security advisory services.
Revenue is only recognized when all of the following are met:

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

Substantially all of our software licenses are sold in multiple-element arrangements that include maintenance and support and content subscriptions, and in addition could include cloud-based subscriptions, professional services and/or managed services. All of these elements are considered to be software elements other than cloud-based subscriptions and managed services which are non-software elements. Non-software elements included in multiple-element arrangements consist of a single deliverable that has stand-alone value and that represents a single unit of accounting. We have determined that we do not have vendor-specific objective evidence, or VSOE, of the selling price for the elements comprising these multiple-element arrangements as our software licenses are generally not sold on a stand-alone basis and we purposefully employ variable pricing for our offerings in order to meet customer purchase requirements along the multiple price points of the demand curve.
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
When a multiple-element arrangement includes both software elements and non-software elements, the total arrangement consideration is first allocated between the software elements and the non-software elements based on the selling price hierarchy, which includes (1) VSOE, if available, (2) third-party evidence, or TPE, if VSOE is not available or (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We have not been able to establish a selling price for any element using VSOE or TPE. We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The portion of the consideration allocated to the non-software elements are recognized ratably over the service period of the non-software elements, assuming all other criteria for revenue recognition have been met. The portion of the consideration allocated to software elements is recognized as described above.
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
We consider all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2017 and 2016, $0.1 million and $11.0 million, respectively, of our cash equivalents were invested in money market funds and commercial paper.

(f)	Restricted Cash
As of December 31, 2017, we have $0.2 million of restricted cash recorded on our balance sheet in other non-current assets as collateral for a credit card program.

(g)	Investments
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

(h)	Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of outstanding invoices, the customer’s expected ability to pay and the collection history, when applicable, to determine whether an allowance is appropriate. Accounts receivable are charged against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Additions to the allowance for doubtful accounts are recorded in general and administrative expense in the consolidated statement of operations. We do not have any off-balance sheet credit exposure related to our customers. The following table displays the changes in our allowance for doubtful accounts:

Amount
(in thousands)
Balance at December 31, 2014	$276
Additions	828
Less write-offs, net of recoveries	(374)
Balance at December 31, 2015	730
Additions	931
Less write-offs, net of recoveries	(600)
Balance at December 31, 2016	1,061
Additions	905
Less write-offs, net of recoveries	(488)
Balance at December 31, 2017	$1,478

(i)	Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term and long-term investments. As of December 31, 2017, $0.1 million of our cash equivalents were invested in money market funds. Deposits held with banks may exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant risk.
We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of customers’ financial condition are performed. We maintain reserves for potential credit losses. No single customer accounted for 10% or more of our total revenues in 2017, 2016 or 2015 or accounts receivable as of December 31, 2017 and 2016.
Our short-term and long-term investments primarily consist of commercial paper, corporate bonds, U.S. government agencies and asset-backed securities. All of our investments are highly-rated by credit rating agencies and are issued by organizations with reputable credit, and therefore bear minimal credit risk.

(j)	Property and Equipment
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

(k)	Software Development Costs
Software development costs associated with the development of products for sale are recorded to research and development expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for release to customers. To date, the software development costs have not been capitalized as we believe our current software development process is essentially completed concurrently with the establishment of technological feasibility. Such costs are expensed as incurred and recognized in research and development expenses in our consolidated statements of operations.
With respect to software developed for internal use, we capitalize qualifying internal costs, such as payroll and benefits of those employees directly associated with the development of the software, and other qualifying consulting costs. Total unamortized costs relating to software developed for internal use was $1.1 million and $0 as of December 31, 2017 and 2016, respectively.

(l)	Long-Lived Assets
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

(m)	Goodwill and Other Intangible Assets
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
For our goodwill impairment analysis, we operate with a single reporting unit. We test goodwill for impairment on the last day of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. To test goodwill impairment, we perform a single-step goodwill impairment test to identify potential goodwill impairment. The single-step impairment test begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. In performing the single step of the goodwill impairment testing and measurement process, we estimated the fair value of our single reporting unit using our market capitalization. Based upon our assessment performed as of December 31, 2017, we concluded the fair value of our single reporting unit exceeded its carrying value and there was no impairment of goodwill.
Other intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Intangible assets with definite lives are amortized over the estimated useful lives and are tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. For the year ended December 31, 2017, we determined there were no indicators of impairment of our other intangible assets.

(n)	Translation of Foreign Currencies
The functional currency of our foreign subsidiaries is the U.S. dollar. We translate all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and other assets and liabilities using historical exchange rates. Foreign currency denominated revenue and expenses have been re-measured using the average exchange rates in effect during each period. Foreign currency transactional and re-measurement gains and losses are included in other income (expense), net. In 2017, we recorded foreign currency transactional gains of $0.1 million and foreign currency re-measurement gains of $0.4 million. In 2016, we recorded nominal foreign currency transactional losses and foreign currency re-measurement losses of $0.1 million. In 2015, we recorded foreign currency transactional losses of $0.1 million and foreign currency re-measurement losses of $0.2 million.

(o)	Stock-Based Compensation
We measure and recognize compensation expense for all stock options, restricted stock awards (RSAs), restricted stock units (RSUs) and common stock issued pursuant to our employee stock purchase plan based on the estimated fair value of the award on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the same as the vesting period. Beginning January 1, 2017 with the adoption of ASU 2016-09, we elected to recognize forfeitures as they occur, and no longer estimate a forfeiture rate when calculating the stock-based compensation expense.

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

(q)	Advertising
Advertising costs are expensed as incurred, and are recorded in sales and marketing expense in our consolidated statement of operations. We incurred $8.4 million, $6.0 million and $4.3 million in advertising expense in 2017, 2016 and 2015, respectively.

(r)	Income Taxes
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

(s)	Net Loss per Share Attributable to Common Stockholders
Basic net loss per share attributable to common stockholders is computed by dividing our net loss attributable to common stockholders by the weighted-average number of common shares used in the loss per share calculation during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including stock options, RSAs, RSUs, warrants and redeemable convertible preferred stock. Basic and diluted net loss per share attributable to common stockholders was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.

(t)	Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350), which simplifies the subsequent measurement of goodwill by removing step two of goodwill impairment test that requires the determination of the fair value of individual assets and liabilities of a reporting unit. The ASU requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This ASU will be applied prospectively and is effective for us in the first fiscal quarter of 2020, with early adoption permitted. We adopted the guidance during the fourth fiscal quarter of 2017, prior to our annual testing of goodwill impairment. There was no impact on our consolidated financial position, results of operations or cash flows as a result of the adoption.
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
Accounting Pronouncements Not Yet Effective
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The ASU requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The ASU will be effective for us on a prospective basis beginning on January 1, 2018. This ASU is not expected to have an impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provides guidance on the treatment of restricted cash in the statements of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal year beginning on January 1, 2018 including interim periods within that year. This ASU is not expected to have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. The ASU will be effective for us in the first quarter of 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements. Although we have not finalized our process of evaluating the impact of adoption of the ASU on our consolidated financial statements, we expect there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for leases currently classified as operating leases.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue standard outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. The new revenue standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.
We will adopt ASU 2014-09 as of January 1, 2018, using the modified retrospective method. Under this method of adoption, we will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit in the period of initial application. Comparative prior year periods will not be adjusted.
While, we are still finalizing our evaluation, we anticipate the new revenue standard will have a material impact on our consolidated financial statements and disclosures upon adoption.
Based on our analysis performed to date, we expect the following changes to revenue:
•The recognition of total revenue related to our managed services, cloud-based subscriptions, stand-alone professional services and certain term software licenses, to remain substantially unchanged.
•For our term and perpetual licenses which are not dependent on the continued delivery of content subscriptions, we expect that the perpetual software license revenue will be recognized at the time of delivery. We currently recognize revenue of this nature over the contractual period of maintenance and support due to the lack of vendor-specific objective evidence (VSOE) of selling price of the maintenance and support.
•For our perpetual licenses where the utility to the customer is dependent on the continued delivery of content subscriptions, the content subscription renewal options result in a material right with respect to the perpetual license. As a result, we expect to recognize the revenue related to the sale of these perpetual software licenses ratably over the customer's estimated economic life of 5 years, rather than over the contractual period of maintenance and support. The customer's estimated economic life represents a longer period of time in comparison to the initial contractual period of maintenance and support. The revenue related to the sale of content subscriptions and maintenance and support will continue to be recognized over the contractual period.
•For term and perpetual software licenses that are sold with professional services in a multiple-element arrangement, we expect that the professional services will represent a distinct performance obligation and we will therefore recognize revenue associated with the professional services as such services are performed. Revenue associated with professional services in a multiple-element arrangement is currently recognized ratably over the related contractual period of maintenance and support (typically one to three years) due to the lack of VSOE of selling price for all of the undelivered elements in the arrangement.
•For all multiple-element arrangements, we expect that the allocation of contract consideration to be on a relative fair value basis. Currently, for all multiple-element arrangements which contain software elements, we allocate contract consideration on a residual basis. This change in allocation will impact both the timing of revenue recognition and the presentation of revenue by class for certain arrangements.
For the items described above, we expect that the cumulative effect adjustment to deferred revenue as of January 1, 2018 will be immaterial. However, the timing of when revenue will be recognized from deferred revenue will change as noted above.
In addition to the revenue changes noted above, we expect the following additional change:
•The direct and incremental costs to obtain contracts with customers, such as sales commissions, will be deferred and recognized over a period of benefit that we have determined to be five years rather than expensing them as incurred in the period that the commissions are earned by our employees (which is typically upon signing of an arrangement). In addition, contract fulfillment costs associated with certain of our product offerings will be deferred and amortized over a period of benefit. Such costs are currently expensed as incurred. We expect to record an asset upon adoption of approximately $28.0 million related to the incremental costs to obtain contracts and contract fulfillment costs for customer contracts which are not complete as of January 1, 2018.
These amounts represent management’s best estimates of the effects of adopting the new standard at the time of the preparation of this Annual Report on Form 10-K. The actual impact of the new standard is subject to change from these estimates pending the completion of our assessment in the first quarter of 2018.
The new standard will also impact our internal control environment, including our financial statement disclosure controls, our business process controls and enhancements necessary to update our business systems. We are currently finalizing the implementation controls necessary to adopt this new standard.

(3)	Business Combinations
Komand, Inc.
On July 12, 2017, we acquired 100% of the outstanding equity of Komand, Inc. (Komand) for total cash consideration of $14.8 million. We expensed the related acquisition costs of $0.2 million in general and administrative expense.
The following table summarizes the cash consideration paid for Komand and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash consideration	$14,781

Recognized amount of identifiable assets acquired and liabilities assumed:
Net working capital	(21)
Deferred tax liability	(2,632)
Intangible assets	9,380
Total identifiable net assets assumed	6,727
Goodwill	8,054
Total purchase price allocation	$14,781
The fair value of the identifiable intangible asset was based on a valuation using a combination of the income and cost approaches. The estimated fair value and useful life of the identifiable intangible asset was as follows:

	Amount	Weighted Average Amortization Life (years)
	(in thousands)
Developed technology	$9,380	5
Identifiable intangible assets	$9,380
The excess of the purchase price over the tangible assets acquired, identifiable intangible asset acquired and assumed liabilities was recorded as goodwill. We believe that the amount of goodwill reflects the expected synergistic benefits of being able to leverage the integration of our existing product offerings and services with the products and technology acquired in connection with our acquisition of Komand and to successfully market and sell these new products to our customer base. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible asset will not be deductible for tax purposes. Accordingly, a $2.6 million deferred tax benefit was recorded resulting from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired which is not deductible for tax purposes.
These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital.
Following the acquisition, certain retained employees of Komand (i) received an aggregate of 295,600 RSUs which will vest over four years and (ii) shall be eligible for an aggregate of up to $5.0 million of incentive payments contingent on achievement of certain milestones within four years of the acquisition date. The vesting of the RSUs and eligibility to receive the incentive payments are each subject to the employee's continued service with us. Accordingly, compensation expense associated with the RSUs and incentive payments will be expensed as incurred in our post-acquisition financial statements.
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
NT OBJECTives, Inc.
On April 30, 2015, we acquired 100% of the outstanding equity of NT OBJECTives, Inc. (NTO) for total consideration of $6.1 million. We made an initial cash payment of $3.4 million and issued 9,091 shares of our common stock with an aggregate fair value of $0.1 million upon the closing of the acquisition. We were also obligated to pay $0.1 million in cash for the settlement of a working capital adjustment and make two additional payments of $1.5 million each, less the amount of any indemnity claims. The net present value of these two additional payments, or $2.5 million, was included in the total purchase consideration paid. In December 2016, we paid the first of the two additional payments of $1.5 million, as well as the $0.1 million working capital adjustment. In April 2017, we made the second payment of $1.0 million which was a negotiated settlement of the original $1.5 million amount due as a result of certain indemnity claims made.
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair value of goodwill, intangible assets and net tangible assets were $4.6 million, $2.1 million and $(0.6) million, respectively.
In May 2015, we entered into loan agreements with certain retained employees of NTO in the aggregate amount of $0.5 million. The terms of these agreements required the employees to pay us the total amount borrowed, with accrued interest at 1.7% per annum, within 18 months of the agreement date. The loan agreements were secured by restricted stock awards granted to the employees. The loans were repaid in full.

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
The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$95	$—	$—	$95
U.S. Government agencies	11,869	—	—	11,869
Commercial paper	—	12,942	—	12,942
Corporate bonds	—	12,964	—	12,964
Asset-backed securities	—	2,505	—	2,505
Total assets	$11,964	$28,411	$—	$40,375

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$10,085	$—	$—	$10,085
U.S. Government agencies	14,982	—	—	14,982
Commercial paper	—	8,078	—	8,078
Corporate bonds	—	10,314	—	10,314
Asset-backed securities	—	6,467	—	6,467
Total assets	$25,067	$24,859	$—	$49,926
We had no financial liabilities measured and recorded at fair value on a recurring basis as of December 31, 2017 and 2016.
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. Government agencies	$11,880	$—	$(11)	$11,869
Commercial paper	12,942	—	—	12,942
Corporate bonds	12,991	—	(27)	12,964
Asset-backed securities	2,506	—	(1)	2,505
Total	$40,319	$—	$(39)	$40,280

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. Government agencies	$14,992	$3	$(13)	$14,982
Commercial paper	7,178	—	—	7,178
Corporate bonds	10,326	1	(13)	10,314
Asset-backed securities	6,464	4	(1)	6,467
Total	$38,960	$8	$(27)	$38,941
As of December 31, 2017 and 2016, our available-for-sale investments had maturities ranging from 3 months to 2 years.
Our available-for-sale investments as of December 31, 2016 included $0.9 million of commercial paper investments which are classified as cash and cash equivalents as the original maturity was less than three months.
For all of our investments for which the amortized cost basis was greater than the fair value at December 31, 2017 and 2016 we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

(5)	Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of December 31,
	2017	2016
	(in thousands)
Computer equipment and software	$16,205	$12,844
Furniture and fixtures	4,034	3,131
Leasehold improvements	9,079	8,077
Total	29,318	24,052
Less accumulated depreciation	(20,729)	(15,964)
Property and equipment, net	$8,589	$8,088
We recorded depreciation expense of $4.8 million, $4.3 million and $4.1 million in 2017, 2016 and 2015, respectively.

(6)	Goodwill and Intangible Assets
Goodwill was $83.2 million and $75.1 million as of December 31, 2017 and 2016, respectively. There were no goodwill impairment charges in 2017, 2016 or 2015. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2015	$74,565
Logentries acquisition accounting adjustments	545
Balance at December 31, 2016	$75,110
Komand acquisition	8,054
Balance at December 31, 2017	$83,164

The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of December 31, 2017			As of December 31, 2016
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.7	$20,611	$(5,756)	$14,855	$11,231	$(3,118)	$8,113
Customer relationships	6.7	1,000	(351)	649	1,000	(197)	803
Trade names	6.1	519	(510)	9	519	(496)	23
Non-compete agreements	2.0	40	(40)	—	40	(33)	7
Total acquired intangible assets		22,170	(6,657)	15,513	12,790	(3,844)	8,946
Internal-use software		1,162	(35)	1,127	—	—	—
Total intangible assets		$23,332	$(6,692)	$16,640	$12,790	$(3,844)	$8,946
Intangible assets are expensed on a straight-line basis over the useful life of the asset. We recorded amortization expense of $2.8 million, $2.4 million and $1.3 million in 2017, 2016 and 2015, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of December 31, 2017 is as follows (in thousands):

2018	$3,875
2019	3,847
2020	3,790
2021	3,208
2022	1,095
2023 and thereafter	—
Total	$15,815
The table above excludes the impact of $0.8 million of capitalized internal-use software costs for projects that have not been completed as of December 31, 2017, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.

(7)	Stockholders’ Equity

(a)	Redeemable Convertible Preferred Stock
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
No redeemable convertible preferred stock was outstanding as of December 31, 2017 or 2016.

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
In 2017 and 2016, we repurchased 22,754 and 62,428 shares of common stock, respectively, for an aggregate amount of $0.4 million and $0.9 million, respectively, to settle employee withholding taxes upon the vesting of restricted stock awards.

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

(8)	Stock-Based Compensation

(a)	General
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
In March 2017 and 2016, we increased the number of shares authorized to be issued under the 2015 Plan by 1,702,187 and 1,661,616 shares, respectively, which represents the amount automatically added pursuant to the annual evergreen provision contained therein. As of December 31, 2017, the shares of common stock authorized to be issued under the 2015 Plan totaled 10,125,932 and there were 879,729 shares of common stock available for grant.
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
Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,085	$610	$532
Research and development	7,205	6,054	5,010
Sales and marketing	5,756	6,607	3,139
General and administrative	5,495	4,045	2,004
Total stock-based compensation expense	$19,541	$17,316	$10,685

(b)	Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity during 2017, 2016 and 2015 was as follows:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2014	4,185	$1.35	—	$—
Granted	1,358,505	19.29	—	—
Vested	(204,732)	18.48	—	—
Forfeited	(8,701)	23.01	—	—
Unvested balance as of December 31, 2015	1,149,257	19.34	—	—
Granted	—	—	919,397	13.37
Vested	(538,896)	20.67	(91,020)	12.93
Forfeited	(25,357)	20.96	(93,800)	12.97
Unvested balance as of December 31, 2016	585,004	18.05	734,577	13.47
Granted	—	—	1,938,860	14.97
Vested	(358,214)	17.85	(435,573)	13.80
Forfeited	(16,707)	23.01	(249,355)	14.22
Unvested balance as of December 31, 2017	210,083	$18.00	1,988,509	$14.77
As of December 31, 2017, the unrecognized compensation cost related to shares of unvested restricted stock and restricted stock units expected to vest was $29.8 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.8 years.

(c)	Stock Options
The following table summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	3,561,304	$4.62
Granted	1,035,459	11.13
Options assumed from acquisition	221,759	1.65
Exercised	(385,328)	3.50		$3,472
Forfeited/cancelled	(186,669)	8.33
Outstanding as of December 31, 2015	4,246,525	5.99
Granted	1,454,626	13.43
Exercised	(650,185)	4.43		$6,409
Forfeited/cancelled	(470,591)	9.65
Outstanding as of December 31, 2016	4,580,375	8.20
Granted	1,304,238	13.52
Exercised	(887,062)	6.59		$9,665
Forfeited/cancelled	(312,597)	12.79
Outstanding as of December 31, 2017	4,684,954	$9.68		$42,247
Vested and exercisable as of December 31, 2017	2,773,387	$7.18		$31,944
As of December 31, 2017, the unrecognized compensation cost related to our unvested stock options expected to vest was $10.8 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.5 years.
The total fair value of stock options vested in 2017, 2016 and 2015 was $5.9 million, $3.4 million and $3.4 million, respectively. The weighted-average grant date fair value per share of stock options granted in 2017, 2016 and 2015 was $6.72, $6.38 and $5.01 per share, respectively.

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
Expected Dividend Yield
We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future.
The following table reflects the range of assumptions for options granted during 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Expected term (in years)	5.5 - 6.1	5.5 – 6.3	6.3
Expected volatility	48 – 52%	48 – 50%	42 – 48%
Risk-free interest rate	1.8 – 2.2%	1.2 – 1.9%	1.5 – 1.8%
Expected dividend yield	—	—	—
Grant date fair value per share	$ 6.09 – 9.38	$ 5.53 – 8.35	$ 4.39 – 10.09

(e)	Employee Stock Purchase Plan
On July 17, 2015, we filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 800,000 shares of our common stock reserved under our 2015 Employee Stock Purchase Plan (ESPP). Under the ESPP, employees may set aside after-tax withholdings to purchase our common shares at a discounted price. In March 2017 and 2016, we increased the number of shares to be authorized under the ESPP by 425,547 and 415,404 shares, respectively, which represents the amount automatically added pursuant to the annual evergreen provision of the ESPP. As of December 31, 2017, the shares of common stock authorized to be issued under the ESPP totaled 1,640,951 and there were 1,047,444 shares of common stock available for grant.
Under the ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common shares at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.
The following table reflects the assumptions used in the Black Scholes option pricing model to calculate the expense related to the ESPP:

Year Ended December 31,
	2017	2016	2015
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.2
Expected volatility	37 – 40%	42 – 49%	37 – 41%
Risk-free interest rate	0.9 – 1.3%	0.5 – 0.7%	0.1 – 0.3%
Expected dividend yield	—	—	—
Grant date fair value per share	$ 4.01 – 5.35	$ 3.58 – 5.49	$ 4.33 – 7.91
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

(9)	Income Taxes
Loss before income taxes included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
United States	$(22,757)	$(41,466)	$(43,020)
Foreign	(24,949)	(7,561)	(6,341)
Loss before income taxes	$(47,706)	$(49,027)	$(49,361)
Income tax (benefit) expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$333	$493	$—
State and local	128	61	116
Foreign	163	(656)	261
Total current (benefit) expense	624	(102)	377
Deferred:
Federal	(2,885)	98	98
State and local	8	13	11
Foreign	17	(36)	10
Total deferred expense	(2,860)	75	119
Income tax (benefit) expense	$(2,236)	$(27)	$496
The table below reconciles the differences between income taxes computed at the federal statutory rate of 34% and our provision for income taxes:

	Year Ended December 31,
	2017	2016	2015
Expected income tax	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.2)	(0.1)	(0.1)
Permanent differences	4.2	(1.4)	(3.0)
Federal research and development credit	1.0	2.4	0.6
Foreign rate differential	(8.7)	(3.0)	(3.3)
Change in valuation allowance	(26.1)	(31.9)	(29.9)
Other	0.5	0.1	0.7
Total income tax benefit (expense)	4.7%	0.1%	(1)%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings (transition tax). We have recorded a one-time income tax benefit of $0.4 million in the fourth quarter of 2017 as a result of the Tax Act. The one-time income tax benefit includes $0.2 million related to the remeasurement of certain deferred tax assets and liabilities based on the lower tax rates at which they are expected to reverse in the future. The one-time income tax benefit also includes a provisional amount of $0.2 million related to the release of valuation allowance against alternative minimum tax (AMT) credits that we will receive a benefit for in the form an AMT tax refund. We have not recorded any transition tax on foreign earnings as we have preliminarily concluded that all our foreign subsidiaries have an accumulated deficit.
On December 22, 2017, the SEC issued Staff Accounting Bulletin (SAB) 118, which provides guidance for companies analyzing their accounting for the income tax effects of the Tax Act. SAB 118 provides that a company may report provisional amounts based on reasonable estimates. The provisional estimates are then subject to adjustment during a measurement period up to one year and should be accounted for as a prospective change. We continue to evaluate our transition tax obligation and expect to finalize our conclusion by the end of fiscal 2018. The provisional amounts recorded are based on our current interpretation and understanding of the Tax Act, are judgmental and may change as we receive additional clarification and implementation guidance. Changes to these provisional amounts could result in additional charges or credits in future reporting periods.
Net deferred tax assets and liabilities, as set forth in the table below, reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Accruals and reserves	$636	$458
Net operating loss carryforwards	36,778	35,492
Deferred revenue	11,985	16,471
Amortization	—	3,356
Research and development credits	2,441	1,775
Stock-based compensation	3,702	4,999
Other	2,194	3,959
Total deferred tax assets	57,736	66,510
Deferred tax liabilities:
Intangible assets	(616)	(534)
Depreciation	(54)	(102)
Total deferred tax liabilities	(670)	(636)
Less: Valuation allowance	(57,359)	(66,395)
Net deferred tax liabilities	$(293)	$(521)
We recorded a deferred tax provision of $0.1 million for 2017, 2016 and 2015 relating to tax amortization of goodwill with a corresponding increase to the deferred tax liability. As of December 31, 2017, we have evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realized, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our history of generating losses in the United States, the United Kingdom and Ireland, we continue to record a full valuation allowance against our deferred tax assets in these jurisdictions. If we achieve future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes.
The valuation allowance decreased by $9.0 million for the year ended December 31, 2017, primarily due to the revaluation of U.S. deferred tax assets and liabilities at a lower U.S. corporate income tax rate of 21% required as part of the Tax Act and a deferred tax benefit recorded as part of the Komand acquisition purchase accounting adjustments partially offset by additional operating losses generated during the year.
We have not provided for U.S. income taxes on the undistributed earnings of our non-U.S. subsidiaries, as we plan to permanently reinvest these amounts.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $116.6 million and $81.0 million, respectively. The federal and state net operating loss carryforward expire at various dates beginning in 2030. As of December 31, 2017, we had foreign net operating loss carryforwards of $65.3 million that can be carried forward indefinitely.
We also had federal, state and international research and development credit carryforwards of $1.8 million , $0.7 million and $0.1 million as of December 31, 2017, respectively. These credit carryforwards expire at various dates beginning in 2023.
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
We file income tax returns in all jurisdictions in which we operate. We have established reserves to provide for additional income taxes that management believes will more likely or not be due in future years. The reserves have been established based upon our assessment as to the potential exposure. Changes in our reserves for unrecognized income tax benefits are as follows:

Amount
(in thousands)
Balance at December 31, 2015	$141
Additions based on current year tax positions	247
Balance at December 31, 2016	388
Decreases based on settlements with taxing authorities	(343)
Reductions based on lapse in statute of limitations	(16)
Balance at December 31, 2017	$29
In the normal course of business, we are subject to examination by federal, state, and foreign jurisdictions, where applicable. The statute of limitations for these jurisdictions is generally three to six years. However, to the extent we utilize net operating losses or other similar carryforward attributes such as credits, the statute remains open to the extent of the net operating losses or credits that are utilized. We have no tax returns under examination as of December 31, 2017. We record interest and penalties on any income tax liability as income tax expense. We recorded nominal interest and penalties in 2017, 2016 and 2015. During the next 12 months, we do not expect any material changes to our uncertain tax positions other than the accrual of interest in the normal course of business.

(10)	Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share data)
Numerator:
Net loss	$(45,470)	$(49,000)	$(49,857)
Accretion of preferred stock to redemption value	—	—	(35,061)
Beneficial conversion charge relating to IPO participation payment	—	—	(14,161)
Net loss attributable to common stockholders, basic and diluted	$(45,470)	$(49,000)	$(99,079)
Denominator:
Weighted-average common shares outstanding, basic and diluted	42,952,950	41,248,473	24,740,480
Net loss per share attributable to common stockholders, basic and diluted	$(1.06)	$(1.19)	$(4.00)
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Options to purchase common stock	4,684,954	4,580,375	4,246,525
Unvested restricted stock	210,083	585,004	1,149,257
Unvested restricted stock units	1,988,509	734,577	—
Warrants to purchase common stock	—	—	100,000
Shares to be issued under ESPP	79,551	91,815	114,271
Total	6,963,097	5,991,771	5,610,053

(11)	Commitments and Contingencies

(a)	Leases
We have operating lease commitments for our facilities that expire at various dates through 2029. For operating leases that contain rent escalation or rent concession provisions, we record the total rent expense on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent as a deferred rent liability on the accompanying consolidated balance sheets. In addition to rental payments, certain leases require additional payments for real estate taxes, common area maintenance and insurance, which are expensed when incurred and not included in the future minimum payments table noted below.
Rent expense was $5.7 million, $5.0 million and $4.0 million for 2017, 2016 and 2015, respectively.
The approximate future minimum payments under non-cancellable operating leases as of December 31, 2017 are as follows:

2018	$7,677
2019	8,862
2020	9,906
2021	9,145
2022	9,211
Thereafter	60,866
Total	$105,667

(b)	Purchase Obligations
As of December 31, 2017, we have non-cancellable firm purchase commitments relating to software and services that will be payable in the amounts of $15.9 million and$16.0 million for 2018, and 2019, respectively.

(c)	Letters of Credit
As of December 31, 2017, we had a total of $7.7 million in letters of credit outstanding as collateral for certain office space leases and a corporate credit card program. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, in some cases, until 2029.

(d)	Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

(e)	Litigation and Claims
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

(f)	Indemnification Obligations
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

(g)	Contingent Grant from Northern Ireland
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

(12)	Employee Benefit Plan
In December 2008, we established a discretionary 401(k) plan in which all full-time U.S. employees above the age 18 are eligible to participate after they have been employed for us for 90 days following the applicable date of hire. Matching contributions to the 401(k) plan can be made at our discretion. In 2017, we made discretionary contributions of $1.4 million to the plan. We did not make any contributions to the 401(k) plan in 2016 or 2015.

(13)	Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.

Net revenues by geographic area presented based upon the location of the customer are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
North America	$170,667	$134,988	$96,416
Other	30,273	22,449	14,110
Total	$200,940	$157,437	$110,526
Of the total net revenues generated in North America, 93% , 95% and 96% was generated in the United States in 2017, 2016, and 2015, respectively.
Property and equipment, net by geographic area as of December 31, 2017 and 2016 is presented in the table below:

	As of December 31,
	2017	2016
	(in thousands)
United States	$7,182	$7,063
Other	1,407	1,025
Total	$8,589	$8,088

(14)	Related Party Transactions
In October 2015, Intel Security announced the end-of-sale for the McAfee Vulnerability Manager to customers and partners, effective January 11, 2016, with end-of-life to follow, and announced that we were named their exclusive vulnerability management partner. Under the terms of the commercial agreement, we incur partner referral fees as customers transition from McAfee Vulnerability Manager to Nexpose. During the year ended December 31, 2017, we recognized sales and marketing expense of $2.7 million related to partner referral fees paid to Intel Security. On February 6, 2017, Michael Berry, a member of our board of directors, became the chief financial officer of Intel Security (McAfee).
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

(15)	Subsequent Event
On January 30, 2018, we closed on a public offering of 5,950,000 shares of our common stock, of which 1,500,000 shares of common stock were sold by us and 4,450,000 shares of common stock were sold by certain existing stockholders, at an offering price of $22.00 per share, including 770,000 shares pursuant to the underwriters' option to purchase additional shares from the selling stockholders. Our net proceeds from the offering were $30.9 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

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

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(in thousands) (unaudited)
Consolidated Statements of Operations Data:
Revenue:
Products	$34,012	$29,626	$27,168	$25,942	$24,695	$23,108	$21,456	$20,145
Maintenance and support	12,474	11,654	11,338	10,802	10,366	9,694	8,962	8,381
Professional services	11,245	9,241	8,937	8,501	9,973	7,537	6,850	6,270
Total revenue	57,731	50,521	47,443	45,245	45,034	40,339	37,268	34,796
Cost of revenue:
Products	8,428	6,888	5,557	4,710	3,747	3,415	2,687	2,598
Maintenance and support	2,024	1,739	1,850	1,878	1,865	1,801	1,758	1,681
Professional services	6,748	5,740	5,672	5,676	6,070	4,822	4,848	4,433
Total cost of revenue	17,200	14,367	13,079	12,264	11,682	10,038	9,293	8,712
Operating expenses:
Research and development	14,102	13,570	11,873	11,393	11,065	11,616	12,932	12,342
Sales and marketing	31,427	28,224	27,132	24,810	24,792	21,284	21,680	22,768
General and administrative	8,387	7,402	7,256	7,248	7,440	7,605	6,644	6,593
Total operating expense	53,916	49,196	46,261	43,451	43,297	40,505	41,256	41,703
Loss from operations	(13,385)	(13,042)	(11,897)	(10,470)	(9,945)	(10,204)	(13,281)	(15,619)
Interest income (expense), net	190	198	218	169	76	44	26	(15)
Other income (expense), net	(36)	235	229	(115)	(293)	36	(48)	196
Loss before income taxes	(13,231)	(12,609)	(11,450)	(10,416)	(10,162)	(10,124)	(13,303)	(15,438)
Provision for (benefit from) income taxes	(227)	(2,325)	187	129	(388)	70	149	142
Net loss	$(13,004)	$(10,284)	$(11,637)	$(10,545)	$(9,774)	$(10,194)	$(13,452)	$(15,580)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2017, our internal control over financial reporting was effective.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2017.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
See Index to Consolidated Financial Statements on page 59 of this Annual Report on Form 10-K, which is incorporated into this item by reference.
(a)(2) Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b) Exhibits
The following list of exhibits includes exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and others incorporated by reference to other filings.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.
3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.
4.1(3)	Form of common stock certificate of Rapid7, Inc.
4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Rapid7, Inc. and certain of its stockholders, dated December 9, 2014.
4.3(5)	Amendment No. 1 to Investors’ Rights Agreement, dated October 13, 2015.
10.1+(6)	2011 Stock Option and Grant Plan and Forms of Stock Option Agreement, Stock Option Exercise Notice and Restricted Stock Agreement thereunder.
10.2+(7)	Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.3+(8)	Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Agreement under the Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.4+(9)	Rapid7, Inc. 2015 Employee Stock Purchase Plan.
10.5+(10)	Form of Indemnification Agreement by and between Rapid7, Inc. and each of its directors and executive officers.
10.6(11)	Office Lease Agreement, dated as of November 11, 2013, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.7(12)	First Amendment to Office Lease Agreement, dated as of April 10, 2015 by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.8(13)	Second Amendment to Office Lease Agreement, dated as of August 17, 2015, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.9(14)	Third Amendment to Office Lease Agreement, dated as of March 23, 2016, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.10(15)	Fourth Amendment to Office Lease Agreement, dated as of February 14, 2017, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.11(16)	Lease dated November 16, 2017 between Podium Developer LLC and Rapid7, Inc.
10.12+(17)	Rapid7, Inc. Executive Incentive Bonus Plan.
10.13+(18)	Employment Agreement, dated as of January 3, 2013, by and between Rapid7, Inc. and Corey Thomas.
10.14+(19)	Amendment to Employment Agreement, dated as of April 4, 2016, by and between Rapid7, Inc. and Corey Thomas.
10.15+(20)	Second Amendment to Employment Agreement, dated as of March 24, 2017, by and between Rapid7, Inc. and Corey Thomas.
10.16+(21)	Employment Agreement, dated as of November 28, 2016, by and between Rapid7, Inc. and Jeffrey Kalowski.
10.17+(22)	Offer Letter Agreement, dated as of October 3, 2016, by and between Rapid7, Inc. and Andrew Burton.
10.18+(23)	Severance and Equity Award Vesting Acceleration Letter, dated as of March 28, 2017, by and between Rapid7, Inc. and Andrew Burton.
10.19+*	Form of Severance and Equity Award Vesting Acceleration Letter.

Exhibit Number	Description

21.1*	List of subsidiaries of Rapid7, Inc.
23.1*	Consent of KPMG, LLP.
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(4)
Previously filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(5)
Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 13, 2015, and incorporated herein by reference.

(6)
Previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(7)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 13, 2015, and incorporated herein by reference.

(8)
Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.

(9)
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

(11)
Previously filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(12)
Previously filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(13)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 19, 2015.

(14)
Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 12, 2016, and incorporated herein by reference.

(15)
Previously filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 9, 2017, and incorporated herein by reference.

(16)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on November 16, 2017, and incorporated herein by reference.

(17)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on February 2, 2017, and incorporated herein by reference.

(18)
Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1(File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(19)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016, and incorporated herein by reference.

(20)
Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.

(21)
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

(23)
Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.

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

RAPID7, INC.

Date: March 8, 2018	By:	/s/ Corey E. Thomas
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

Name	Title	Date
/s/ Corey E. Thomas	President, Chief Executive Officer and Director	March 8, 2018
Corey E. Thomas	(Principal Executive Officer)

/s/ Jeff Kalowski	Chief Financial Officer	March 8, 2018
Jeff Kalowski	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Berry	Director	March 8, 2018
Michael Berry

/s/ Marc Brown	Director	March 8, 2018
Mark Brown

/s/ Judy Bruner	Director	March 8, 2018
Judy Bruner

/s/ Benjamin Holzman	Director	March 8, 2018
Benjamin Holzman

/s/ Timothy McAdam	Director	March 8, 2018
Timothy McAdam

/s/ Alan Matthews	Director	March 8, 2018
Alan Matthews

/s/ J. Benjamin Nye	Director	March 8, 2018
J. Benjamin Nye

/s/ Thomas Schodorf	Director	March 8, 2018
Thomas Schodorf