Form 10-Q
period 2018-03-31
Rapid7, Inc.
filed 2018-05-09
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2018, there were 46,231,891 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$99,646	$51,562
Short-term investments	29,630	39,178
Accounts receivable, net of allowance for doubtful accounts of $1,407 and $1,478 at March 31, 2018 and December 31, 2017, respectively	38,718	73,661
Deferred contract acquisition and fulfillment costs, current portion	8,583	—
Prepaid expenses and other current assets	12,232	8,877
Total current assets	188,809	173,278
Long-term investments	1,096	1,102
Property and equipment, net	9,238	8,589
Goodwill	83,164	83,164
Intangible assets, net	16,316	16,640
Deferred contract acquisition and fulfillment costs, non-current portion	20,295	—
Other assets	1,552	1,363
Total assets	$320,470	$284,136
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,669	$2,240
Accrued expenses	18,372	29,728
Deferred revenue, current portion	140,448	155,811
Other current liabilities	1,702	1,706
Total current liabilities	166,191	189,485
Deferred revenue, non-current portion	78,450	68,689
Other long-term liabilities	1,907	1,809
Total liabilities	246,548	259,983
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; 0 shares issued at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at March 31, 2018 and December 31, 2017; 46,685,380 and 44,540,544 shares issued at March 31, 2018 and December 31, 2017, respectively; 46,198,572 and 44,053,736 shares outstanding at March 31, 2018 and December 31, 2017, respectively	462	441
Treasury stock, at cost, 486,808 shares at March 31, 2018 and December 31, 2017	(4,764)	(4,764)
Additional paid-in-capital	503,669	463,428
Accumulated other comprehensive loss	(44)	(39)
Accumulated deficit	(425,401)	(434,913)
Total stockholders’ equity	73,922	24,153
Total liabilities and stockholders’ equity	$320,470	$284,136
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Products	$35,279	$25,942
Maintenance and support	10,753	10,802
Professional services	8,483	8,501
Total revenue	54,515	45,245
Cost of revenue:
Products	8,436	4,710
Maintenance and support	1,849	1,878
Professional services	6,309	5,676
Total cost of revenue	16,594	12,264
Total gross profit	37,921	32,981
Operating expenses:
Research and development	16,722	11,393
Sales and marketing	29,052	24,810
General and administrative	8,732	7,248
Total operating expenses	54,506	43,451
Loss from operations	(16,585)	(10,470)
Other income (expense), net:
Interest income (expense), net	241	169
Other income (expense), net	78	(115)
Loss before income taxes	(16,266)	(10,416)
Provision for income taxes	95	129
Net loss	$(16,361)	$(10,545)
Net loss per share, basic and diluted	$(0.36)	$(0.25)
Weighted-average common shares outstanding, basic and diluted	45,210,250	42,016,831
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017

Net loss	$(16,361)	$(10,545)
Other comprehensive loss:
Change in fair value of investments	(5)	(20)
Total change in unrealized losses on investments	(5)	(20)
Comprehensive loss	$(16,366)	$(10,565)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,361)	$(10,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,399	1,624
Stock-based compensation expense	6,225	4,279
Provision for doubtful accounts	156	316
Foreign currency re-measurement loss	147	44
Other non-cash (income) expense	(52)	97
Changes in operating assets and liabilities:
Accounts receivable	34,722	15,182
Deferred contract acquisition and fulfillment costs	(1,713)	—
Prepaid expenses and other assets	(3,190)	1,466
Accounts payable	3,219	(244)
Accrued expenses	(11,317)	(7,216)
Deferred revenue	(6,495)	(1,416)
Other liabilities	(444)	(266)
Net cash provided by operating activities	7,296	3,321
Cash flows from investing activities:
Purchases of property and equipment	(2,147)	(1,335)
Capitalization of internal-use software costs	(693)	—
Purchases of investments	(4,460)	(7,401)
Sale and maturities of investments	14,062	900
Net cash provided by (used in) investing activities	6,762	(7,836)
Cash flows from financing activities:
Proceeds from secondary public offering, net of offering costs paid of $284	31,231	—
Taxes paid related to net share settlement of equity awards	(462)	(169)
Proceeds from employee stock purchase plan	1,632	1,499
Proceeds from stock option exercises	1,961	775
Net cash provided by financing activities	34,362	2,105
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(36)	(76)
Net increase (decrease) in cash, cash equivalents and restricted cash	48,384	(2,486)
Cash, cash equivalents and restricted cash, beginning of period	51,762	53,148
Cash, cash equivalents and restricted cash, end of period	$100,146	$50,662
Supplemental cash flow information:
Cash paid for income taxes	$53	$65
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$99,646	$50,662
Restricted cash in other assets	500	—
Total cash, cash equivalents and restricted cash	$100,146	$50,662
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies
Description of Business
Rapid7, Inc. and subsidiaries ("we", "us" or "our") is trusted by IT and security professionals around the world to manage risk, simplify modern IT complexity, and drive innovation. Our analytics help transform today's vast amount of security and IT data into the answers needed to securely develop and operate sophisticated IT networks and applications.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (GAAP), as well as pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018.
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
Significant Accounting Policies
For a more complete discussion of our significant accounting policies and other information, the consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. As of January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which with its amendments is collectively known as ASC 606. See Accounting Pronouncements Recently Adopted below and Note 2, Revenue from Contract with Customers, for a discussion of the impact of the adoption of this standard, which we are adopting using the modified retrospective transition method, and changes in our accounting policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In December 2017, the SEC issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance for companies analyzing their accounting for the income tax effects of the Tax Cuts and Jobs Act of 2017 (Tax Act). SAB 118 provides that a company may report provisional amounts based on reasonable estimates. The provisional estimates are then subject to adjustment during a measurement period up to one year and should be accounted for as a prospective change. We continue to evaluate our transition tax obligation and expect to finalize our conclusion by the end of fiscal 2018. The provisional amounts recorded are based on our current interpretation and understanding of the Tax Act signed into law in December 2017, are judgmental and may change as we receive additional clarification and implementation guidance. Changes to these provisional amounts could result in additional charges or credits in future reporting periods.
In May 2017, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The ASU required modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. We adopted this standard on a prospective basis on January 1, 2018. There was no impact to our consolidated financial statements as a result of the adoption.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which provided guidance on the treatment of restricted cash in the statements of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this standard in the first quarter of 2018 utilizing the retrospective transition method. The presentation of restricted cash in the consolidated statements of cash flows was adjusted as a result of adopting this new standard.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The ASU is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU will allow an entity to recognize the income tax consequences of these transfers when the transfers occur. We adopted this standard on January 1, 2018 and there was no impact to our consolidated financial statements as a result of the adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which replaced the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition (ASC 605). The new revenue standard outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. The new revenue standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.
We adopted ASC 606 on January 1, 2018 using the modified retrospective method. Under this method of adoption, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. Comparative prior year periods were not adjusted.

As a result of applying the modified retrospective method to adopt ASC 606, the following adjustments were made to the consolidated balance sheet as of January 1, 2018:

	As Reported	Adjustments				Adjusted under ASC 606
	December 31, 2017	Term and Perpetual License	Professional Services	Other	Costs to Obtain or Fulfill a Contract	January 1, 2018
	(in thousands)
Cash and cash equivalents	$51,562	$—	$—	$—	$—	$51,562
Short-term investments	39,178	—	—	—	—	39,178
Accounts receivable, net	73,661	—	—	—	—	73,661
Deferred contract acquisition and fulfillment costs, current portion	—	—	—	—	7,844	7,844
Prepaid expenses and other current assets	8,877	—	30	—	—	8,907
Long-term investments	1,102	—	—	—	—	1,102
Property and equipment, net	8,589	—	—	—	—	8,589
Goodwill	83,164	—	—	—	—	83,164
Intangible assets, net	16,640	—	—	—	—	16,640
Deferred contract acquisition and fulfillment costs, non-current portion	—	—	—	—	19,321	19,321
Other assets	1,363	—	—	—	—	1,363
Total assets	$284,136	$—	$30	$—	$27,165	$311,331
Accounts payable	$2,240	$—	$—	$—	$—	$2,240
Accrued expenses	29,728	—	—	—	—	29,728
Deferred revenue, current portion	155,811	(10,912)	(1,523)	(1,356)	—	142,020
Other current liabilities	1,706	—	—	—	—	1,706
Deferred revenue, non-current portion	68,689	17,647	(2,624)	(339)	—	83,373
Other long-term liabilities	1,809	—	—	—	429	2,238
Total liabilities	259,983	6,735	(4,147)	(1,695)	429	261,305
Common stock	441	—	—	—	—	441
Treasury stock	(4,764)	—	—	—	—	(4,764)
Additional paid-in-capital	463,428	—	—	—	—	463,428
Accumulated other comprehensive loss	(39)	—	—	—	—	(39)
Accumulated deficit	(434,913)	(6,735)	4,177	1,695	26,736	(409,040)
Total stockholders’ equity	24,153	(6,735)	4,177	1,695	26,736	50,026
Total liabilities and stockholders’ equity	$284,136	$—	$30	$—	$27,165	$311,331

Term and Perpetual Licenses
Prior to the adoption of ASC 606, we recognized revenue for our term and perpetual licenses over the contractual period of maintenance and support due to the lack of vendor-specific objective evidence (VSOE) of selling price of maintenance and support. Under ASC 606, for our term and perpetual licenses which are not dependent on the continued delivery of content subscriptions, revenue is recognized at the time of delivery. For our perpetual licenses where the utility to the customer is dependent on the continued delivery of content subscriptions, the content subscription renewal option results in a material right with respect to the perpetual license. As a result, revenue related to the sale of these perpetual licenses is recognized ratably over the customer's estimated economic life of 5 years. The net impact of these changes resulted in a $6.7 million adjustment to accumulated deficit with an associated increase to deferred revenue.

Professional Services
Under ASC 605, professional services which were sold with term or perpetual licenses were recognized ratably over the contractual period of maintenance and support. Under ASC 606, these services are deemed distinct performance obligations and therefore recognized as the services are performed. The net impact of these changes resulted in a $4.2 million adjustment to accumulated deficit with an associated decrease to deferred revenue.

Costs to Obtain or Fulfill a Contract
Prior to the adoption of ASC 606, we expensed sales commissions in the period that they were earned by our employees (which was typically upon signing of an arrangement). Under ASC 606, the direct and incremental costs to obtain contracts with customers, including sales commissions, are deferred and recognized over a period of benefit that we have determined to be 5 years. In addition, under ASC 606, contract fulfillment costs associated with certain of our product offerings are deferred and amortized over the estimated period of benefit. Prior to the adoption of ASC 606, such costs were expensed as incurred. The net impact of these changes resulted in a $27.2 million increase in deferred contract acquisition and fulfillment costs and an adjustment to accumulated deficit.

Income Taxes
Deferred tax liabilities increased by $0.4 million due to the temporary differences between the accounting and tax carrying values of capitalized costs to obtain or fulfill a contract created as a result of the adoption of ASC 606. In addition, the increase in deferred revenue generated additional deferred tax assets. As we fully reserve our deferred tax assets in the jurisdictions impacted by the increase in deferred revenue, this impact was offset by a corresponding increase to our valuation allowance.

Refer to Note 2, Revenue from Contracts with Customers, for additional information including further discussion on the impact of the adoption of ASC 606 and changes in accounting policies relating to revenue recognition and accounting for costs to obtain or fulfill a customer contract.
Accounting Pronouncements Not Yet Effective
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
Note 2. Revenue from Contracts with Customers
Effective January 1, 2018, we adopted ASC 606 under the modified retrospective transition method.  This method was applied to contracts that were not complete as of the date of initial application. The following is a summary of new and/or revised significant accounting policies affected by our adoption of ASC 606, which relate primarily to revenue and cost recognition. Refer to Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2017 for the policies in effect for revenue and cost recognition prior to January 1, 2018 and for all other significant accounting policies. For further information regarding the adoption of ASC 606, see Note 1, Accounting Pronouncements Recently Adopted.
We generate products revenue from the sale of (1) term or perpetual software licenses for our Nexpose, Metasploit, AppSpider and Komand products, and associated content subscriptions for our Nexpose and Metasploit products, (2) cloud-based subscriptions for our InsightIDR, InsightVM, InsightAppSec, Logentries and InsightOps products and (3) managed services offerings which utilize either our InsightVM, AppSpider or InsightIDR products. We also generate an immaterial amount of appliance revenue that is included in our products revenue. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose, Metasploit, AppSpider and Komand. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services and security advisory services. Our deployment services educate and assist our customers on the best use and best practices to deploy our solutions.
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these products or services. To achieve the core principle of this standard, we apply the following five steps:
1) Identify the contract with a customer
We consider the terms and conditions of the contracts and our customary business practices in identifying our contracts under ASC 606. We determine we have a contract with a customer when the contract is approved, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms for the services, and we have determined the customer has the ability and intent to pay and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract.
3) Determine the transaction price
The transaction price is determined based on the consideration to which we expect to be entitled in exchange for transferring products or services to the customer. Variable consideration is included in the transaction price if, in our judgment, it is probable that no significant future reversal of cumulative revenue under the contract will occur.
In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period.
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”).
5) Recognize revenue when or as we satisfy a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to a customer. Revenue is recognized when control of the products or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those products or services.
The following table summarizes revenue from contracts with customers for the three months ended March 31, 2018 (in thousands):

Subscription revenue	$28,710
Term and perpetual software licenses	5,619
Maintenance and support	10,753
Professional services	8,483
Other	950
Total revenue	$54,515
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our product or service for the three months ended March 31, 2018 (in thousands):

United States	$44,210
All other	10,305
Total revenue	$54,515

Subscription Revenue
Subscription revenue consists of revenue from our cloud-based subscription, managed services offerings and content subscriptions associated with our software licenses. We generate cloud-based subscription revenue primarily from sales of subscriptions to access our cloud platform, together with related support services to our customers. These arrangements do not provide the customer with the right to take possession of our software operating on our cloud platform at any time. Instead, customers are granted continuous access to our cloud platform over the contractual period. Revenue is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our cloud-based subscription contracts generally have terms of 1 to 3 years which are billed in advance and non-cancelable. Managed services offerings consist of fees generated when we operate our software and provide our capabilities on behalf of our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our managed services offerings generally have terms of 1 to 3 years which are billed in advance and non-cancelable. Revenue related to our content subscriptions associated with our software licenses is recognized ratably over the contractual period. Some of our customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at our SSP.

Certain subscription contracts contain service level commitments, which entitle our customers to receive service credits and, in certain cases, refunds, if our services do not meet certain levels. These service credits and refunds represent variable consideration. We have historically not experienced any significant incidents affecting the defined levels of reliability and performance as required by our subscription contracts and accordingly, no estimated refunds have been considered in the allocation of the transaction price.
Term and Perpetual Software Licenses
For our perpetual software licenses where the utility to the customer is dependent on the continued delivery of content subscriptions, the content subscription renewal options result in a material right with respect to the perpetual software license. As a result, the revenue attributable to the perpetual software license is recognized ratably over the customer’s estimated economic life of 5 years, which represents a longer period of time in comparison to the initial contractual period of maintenance and support. The estimated economic life of 5 years represents the period which the customer is expected to benefit from the material right. We estimated this period of benefit by taking into consideration several factors, including the terms and conditions of our customer contracts and renewals and the expected useful life of our technology.
For our term software licenses where the utility to the customer is dependent on the continued delivery of content subscriptions, we recognize the license revenue over the contractual term of the arrangement as a material right does not exist.
For our term and perpetual software licenses which are not dependent on the continued delivery of content subscriptions, the license is considered distinct from the maintenance and support, and we therefore recognize revenue attributable to the license at the time of delivery.
Maintenance and Support
Maintenance and support services are sold with our perpetual and term software licenses. As maintenance and support services are distinct from the perpetual and term software license, revenue attributable to maintenance and support services is recognized ratably over the contractual period.
Professional Services
All of our professional services are considered distinct performance obligations when sold stand alone or with other products. These contracts generally have terms of one year or less. For the majority of these contracts, revenue is recognized over time based upon the proportion of work performed to date.
Other
Other revenue primarily includes revenue from delivery of appliances and other miscellaneous revenue .
Contracts with Multiple Performance Obligations
The majority of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are considered distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the geographic locations of our customers and selling method (i.e., partner or direct).
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended March 31, 2018, we recognized revenue of $46.5 million that was included in the corresponding contract liability balance at the beginning of the period presented.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets, or unbilled receivables, include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of January 1, 2018 and March 31, 2018, contract assets of $0.3 million and $0.5 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet.

Costs to Obtain or Fulfill a Contract
We capitalize commission expenses paid to internal sales personnel and partner referral fees that are incremental to obtaining customer contracts. These costs are recorded as deferred contract acquisition costs in the consolidated balance sheets. Costs to obtain a contract for a new customer, up-sell or cross-sell are amortized on a straight-line basis over an estimated period of benefit of 5 years. We determined the estimated period of benefit by taking into consideration the contractual term and expected renewals of customer contracts, our technology and other factors, including the fact that commissions paid on renewals are not commensurate with commissions paid on initial sales transactions. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit.
Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period. Costs to obtain a contract for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements are one year or less.
Amortization expense associated with deferred contract acquisition costs is recorded to sales and marketing expense in the accompanying consolidated statements of operations.
We capitalize costs incurred to fulfill our contracts that relate directly to the contract, are expected to generate resources that will be used to satisfy our performance obligations and are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are amortized on a straight-line basis over the estimated period of benefit and recorded as cost of products in our consolidated statement of operations.
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs:

Three Months Ended March 31, 2018
(in thousands)
Beginning balance	$27,165
Capitalization of contract acquisition and fulfillment costs	3,733
Amortization of deferred contract acquisition and fulfillment costs	(2,020)
Ending balance	$28,878
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2018. The estimated revenues do not include unexercised contract renewals.

	Remainder of 2018	2019	2020 and thereafter
	(in thousands)
Subscription revenue	$67,921	$36,817	$18,468
Software licenses	11,665	12,344	21,030
Maintenance and support	25,398	11,369	4,348
The amounts presented in the table above primarily consist of fixed fees which are typically recognized ratably as the performance obligation is satisfied.
As of March 31, 2018, the estimated revenue expected to be recognized in the future related to professional services is $13.7 million. We will recognize this revenue as the professional services are completed, which is expected to occur within the next 12 months or less.
Transition Disclosures
In accordance with the modified retrospective method transition requirements, we will present the financial statement line items impacted and adjusted to compare to presentation under ASC 605 for each of the interim and annual periods during the first year of adoption of ASC 606.

The following tables summarize the impact as of and for the three months ended March 31, 2018.

	As of March 31, 2018
Balance Sheet	As Reported under ASC 606	Proforma as if ASC 605 was in effect
	(in thousands)
Cash and cash equivalents	$99,646	$99,646
Short-term investments	29,630	29,630
Accounts receivable, net	38,718	38,718
Deferred contract acquisition and fulfillment costs, current portion	8,583	—
Prepaid expenses and other current assets	12,232	11,949
Long-term investments	1,096	1,096
Property and equipment, net	9,238	9,238
Goodwill	83,164	83,164
Intangible assets, net	16,316	16,316
Deferred contract acquisition and fulfillment costs, non-current portion	20,295	—
Other assets	1,552	1,552
Total assets	$320,470	$291,309

Accounts payable	$5,669	$5,669
Accrued expenses	18,372	18,372
Deferred revenue, current portion	140,448	152,336
Other current liabilities	1,702	1,702
Deferred revenue, non-current portion	78,450	61,730
Other long-term liabilities	1,907	1,478
Total liabilities	246,548	241,287
Common stock	462	462
Treasury stock	(4,764)	(4,764)
Additional paid-in-capital	503,669	503,669
Accumulated other comprehensive loss	(44)	(44)
Accumulated deficit	(425,401)	(449,301)
Total stockholders’ equity	73,922	50,022
Total liabilities and stockholders’ equity	$320,470	$291,309
Total reported assets were $29.2 million greater than the proforma balance sheet, which assumes the previous guidance remained in effect as of March 31, 2018, largely due to deferred contract acquisition costs of $28.9 million.
Total reported liabilities were $5.3 million greater than the proforma balance sheet primarily due to changes in deferred revenue and deferred tax liabilities.

	Three Months Ended March 31, 2018
Statement of Operations	As Reported under ASC 606	Proforma as if ASC 605 was in effect
	(in thousands, except share and per share data)
Revenue:
Products	$35,279	$37,766
Maintenance and support	10,753	11,682
Professional services	8,483	8,753
Total revenue	54,515	58,201
Cost of revenue:
Products	8,436	8,464
Maintenance and support	1,849	1,849
Professional services	6,309	6,303
Total cost of revenue	16,594	16,616
Total gross profit	37,921	41,585
Operating expenses:
Research and development	16,722	16,722
Sales and marketing	29,052	30,743
General and administrative	8,732	8,732
Total operating expenses	54,506	56,197
Loss from operations	(16,585)	(14,612)
Other income (expense), net:
Interest income (expense), net	241	241
Other income (expense), net	78	78
Loss before income taxes	(16,266)	(14,293)
Provision for income taxes	95	95
Net loss	$(16,361)	$(14,388)
Net loss per share, basic and diluted	$(0.36)	$(0.32)
Weighted-average common shares outstanding, basic and diluted	45,210,250	45,210,250
The following summarizes the significant changes on the consolidated statement of operations for the three months ended March 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if we had continued to recognize revenue under ASC 605:

•
Products revenue decreased $2.5 million under ASC 606 primarily due to perpetual licenses revenue which are dependent on the continued delivery of content subscriptions and the change in the allocation of contract consideration to a relative fair value method under ASC 606 from residual method under ASC 605. As a result of the allocation change, more contract consideration is allocated to license revenue under ASC 606. Given the utility of certain of our perpetual license products are dependent on the continued delivery of content subscriptions, the content subscription renewal option results in a material right with respect to the perpetual license. As a result, revenue allocated to the perpetual license is recognized ratably over the customer's estimated economic life of 5 years rather than over the contractual period of maintenance and support, typically one to three years.

•
Maintenance and support revenue decreased $0.9 million under ASC 606 primarily due to the change in the allocation of contract consideration to the relative fair value method under ASC 606 from the residual method under ASC 605. As a result of the allocation change, more contract consideration is allocated to license revenue under ASC 606.

•
Professional services revenue decreased $0.3 million under ASC 606. Under ASC 606, the professional services represent distinct performance obligations and therefore are recognized as such services are performed. Under ASC 605, professional services sold together with term or perpetual licenses were recognized ratably over the contractual period of maintenance and support.

•
Sales and marketing expense decreased $1.7 million under ASC 606 primarily due to the capitalization of commissions considered direct and incremental costs to obtain a contract in the three months ended March 31, 2018 partially offset by amortization of capitalized commissions recorded as part of the cumulative effect adjustment upon adoption of ASC 606.

	Three Months Ended March 31, 2018
Statement of Cash Flows	As Reported under ASC 606	Proforma as if ASC 605 was in effect
	(in thousands)
Net loss	$(16,361)	$(14,388)
Adjustments to reconcile net loss to net cash provided by operating activities	8,875	8,875
Changes in operating assets and liabilities:
Accounts receivable	34,722	34,722
Deferred contract acquisition and fulfillment costs	(1,713)	—
Prepaid expenses and other assets	(3,190)	(2,936)
Accounts payable	3,219	3,219
Accrued expenses	(11,317)	(11,317)
Deferred revenue	(6,495)	(10,435)
Other liabilities	(444)	(444)
Net cash provided by operating activities	7,296	7,296
The adoption of ASC 606 resulted in offsetting changes in operating assets and liabilities and had no impact on net cash flow from operations.
Note 3. Fair Value Measurements
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
We consider an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and we consider an inactive market to be one in which there are infrequent or few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.

The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$7,368	$—	$—	$7,368
U.S. government agencies	9,378	—	—	9,378
Commercial paper	—	12,657	—	12,657
Corporate bonds	—	11,137	—	11,137
Total assets	$16,746	$23,794	$—	$40,540

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$95	$—	$—	$95
U.S. government agencies	11,869	—	—	11,869
Commercial paper	—	12,942	—	12,942
Corporate bonds	—	12,964	—	12,964
Asset-backed securities	—	2,505	—	2,505
Total assets	$11,964	$28,411	$—	$40,375
We had no liabilities measured and recorded at fair value on a recurring basis as of March 31, 2018 or December 31, 2017.
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$9,385	$—	$(7)	$9,378
Commercial paper	10,211	—	—	10,211
Corporate bonds	11,174	—	(37)	11,137
Total assets	$30,770	$—	$(44)	$30,726
Our available-for-sale investments as of March 31, 2018 includes $2.4 million of commercial paper investments which are classified as cash and cash equivalents as the original maturity was less than three months.

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$11,880	$—	$(11)	$11,869
Commercial paper	12,942	—	—	12,942
Corporate bonds	12,991	—	(27)	12,964
Asset-backed securities	2,506	—	(1)	2,505
Total assets	$40,319	$—	$(39)	$40,280

As of March 31, 2018 and December 31, 2017, our available-for-sale investments had maturities ranging from three months to two years.
For all of our investments for which the amortized cost basis was greater than the fair value at March 31, 2018 and December 31, 2017, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Note 4. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
Computer equipment and software	$18,002	$16,205
Furniture and fixtures	3,965	4,034
Leasehold improvements	9,374	9,079
Total	31,341	29,318
Less accumulated depreciation	(22,103)	(20,729)
Property and equipment, net	$9,238	$8,589
Depreciation expense was $1.4 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.
Note 5. Goodwill and Intangible Assets
Goodwill was $83.2 million as of March 31, 2018 and December 31, 2017.
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of March 31, 2018			As of December 31, 2017
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.7	$20,611	$(6,664)	$13,947	$20,611	$(5,756)	$14,855
Customer relationships	6.7	1,000	(389)	611	1,000	(351)	649
Trade names	6.1	519	(512)	7	519	(510)	9
Non-compete agreements	2.0	40	(40)	—	40	(40)	—
Total acquired intangible assets		22,170	(7,605)	14,565	22,170	(6,657)	15,513
Internal-use software		1,855	(104)	1,751	1,162	(35)	1,127
Total intangible assets		$24,025	$(7,709)	$16,316	$23,332	$(6,692)	$16,640
Amortization expense was $1.0 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of March 31, 2018 is as follows (in thousands):

2018 (for the remaining nine months)	$3,074
2019	4,081
2020	4,023
2021	3,226
2022	1,095
2023 and thereafter	—
Total	$15,499
The table above excludes the impact of $0.8 million of capitalized internal-use software costs for projects that have not been completed as of March 31, 2018, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 6. Stockholders' Equity
On January 30, 2018, we completed a public offering of 5,950,000 shares of our common stock, of which 1,500,000 shares of common stock were sold by us and 4,450,000 shares of common stock were sold by certain existing stockholders, at an offering price of $22.00 per share, including 770,000 shares pursuant to the underwriters' option to purchase additional shares from the selling stockholders. Our net proceeds from the offering were $30.9 million, after deducting underwriting discounts and commissions and our offering expenses. We did not receive any of the proceeds from the sale of shares by the selling stockholders.
Note 7. Stock-Based Compensation Expense

(a)	General
Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$374	$202
Research and development	2,566	1,513
Sales and marketing	1,563	1,403
General and administrative	1,722	1,161
Total stock-based compensation expense	$6,225	$4,279
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity during the three months ended March 31, 2018 was as follows:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2017	210,083	$18.00	1,988,509	$14.77
Granted	—	—	1,758,777	23.71
Vested	(47,109)	18.82	(155,431)	13.57
Forfeited	—	—	(84,682)	18.34
Unvested balance as of March 31, 2018	162,974	$17.76	3,507,173	$19.22
As of March 31, 2018, the unrecognized compensation expense related to our unvested restricted stock and restricted stock units expected to vest was $65.5 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 3.2 years.

(c)	Stock Options
Stock option activity during the three months ended March 31, 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,684,954	$9.68
Granted	97,850	24.14
Exercised	(388,786)	5.04		$7,345
Forfeited/cancelled	(43,795)	16.18
Outstanding as of March 31, 2018	4,350,223	$10.35	7.0	$66,227
Vested and exercisable as of March 31, 2018	2,629,325	$7.99	6.0	$46,236
As of March 31, 2018, the unrecognized compensation expense related to our unvested stock options expected to vest was $10.3 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.3 years.
The total fair value of stock options vested in the three months ended March 31, 2018 was $7.0 million. The weighted-average grant date fair value of stock options granted in the three months ended March 31, 2018 was $11.73 per share.

(d)	Employee Stock Purchase Plan
Under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common stock at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.
On March 15, 2017, we issued 138,085 shares of common stock to employees for aggregate proceeds of $1.5 million. The purchase prices of the shares of common stock were $10.60 and $12.79 per share, which were discounted in accordance with the terms of the ESPP from the closing prices of our common stock on March 16, 2016 of $12.47 and on March 15, 2017 of $15.05, respectively.
On March 15, 2018, we issued 123,607 shares of common stock to employees for aggregate proceeds of $1.6 million. The purchase prices of the shares were $12.96 and $14.78 per share, which were discounted in accordance with the terms of the ESPP from the closing prices of our common stock on March 16, 2017 of $15.25 and on September 18, 2017 of $17.39, respectively.

Note 8. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share data)
Numerator:
Net loss	$(16,361)	$(10,545)
Denominator:
Weighted-average common shares outstanding, basic and diluted	45,210,250	42,016,831
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.25)
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Options to purchase common stock	4,350,223	5,501,020
Unvested restricted stock	162,974	505,703
Unvested restricted stock units	3,507,173	1,954,651
Shares to be issued under ESPP	9,423	10,959
Total	8,029,793	7,972,333
Note 9. Commitments and Contingencies

(a)	Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

(b)	Litigation and Claims
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
In November 2016, Rapid7 LLC and two of our then executive officers were named as defendants in a class action lawsuit which alleged violations of certain Massachusetts wage and hour laws. In the three months ended March 31, 2018, we increased our litigation accrual by $0.4 million to $0.6 million which reflects the preliminary settlement amount discussed between the parties in April 2018.

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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
North America	$46,377	$37,993
Other	8,138	7,252
Total	$54,515	$45,245
Of the total net revenues generated in North America, 95% and 94% of the revenues were generated in the United States for the three months ended March 31, 2018 and 2017, respectively.
Property and equipment, net by geographic area was as follows:

	As of March 31, 2018	As of December 31, 2017
	(in thousands)
United States	$7,876	$7,182
Other	1,362	1,407
Total	$9,238	$8,589
Note 11. Related Party Transactions
In October 2015, McAfee LLC (formerly known as Intel Security) announced the end-of-sale for the McAfee Vulnerability Manager to customers and partners, effective January 11, 2016, with end-of-life to follow, and announced that we were named their exclusive vulnerability management partner. Under the terms of the commercial agreement, we incur partner referral fees as customers transition from McAfee Vulnerability Manager to Nexpose. During the three months ended March 31, 2018, we recognized sales and marketing expense of $0.2 million related to partner referral fees payable to McAfee LLC. On February 6, 2017, Michael Berry, a member of our Board of Directors, became the Chief Financial Officer of McAfee LLC.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K, filed with the SEC on March 8, 2018.
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
We market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of March 31, 2018, we had over 7,100 customers in 128 countries, including 55% of the Fortune 100. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 2% and 3% of our revenue for the three months ended March 31, 2018 and 2017, respectively.
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
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services and Logentries, in a trailing 12-month period by the dollar value of the corresponding customer agreements. We also calculate an expiring renewal rate that does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. Our renewal rate was 120% for the three months ended March 31, 2018 and 2017 and our expiring renewal rate was 89% and 88% for the three months ended March 31, 2018 and 2017, respectively. Our goal is to maintain what we believe are strong renewal rates, and work to increase them over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions or overall changes in our customers’ spending levels.

We generate revenue from selling products, maintenance and support, and professional services. For the three months ended March 31, 2018 and 2017, 84% and 81% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 16% and 19%, respectively, was derived from the sale of professional services.
For the three months ended March 31, 2018, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 77% of total revenue under ASC 606 and 75% of total revenue under ASC 605. For the three months ended March 31, 2017 recurring revenue was 69% of total revenue.
For the three months ended March 31, 2018, 85% of total revenue under ASC 606 and 89% of total revenue under ASC 605, respectively, came from deferred revenue on the balance sheet at the beginning of the respective period. For the three months ended March 31, 2017, 89% of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective period.
During the three months ended March 31, 2018, we recognized revenue based on the ASU 2014-09, Revenue from Contracts with Customers (Topic 606), however revenue for the three months ended March 31, 2017 was recognized based on ASC 605. Therefore, the periods are not directly comparable. For additional information on the impact of the new accounting standard on our revenue, see Note 2, Revenue from Contracts with Customers, in the notes to the consolidated financial statements.
Other Business Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Total revenue	$54,515	$45,245
Year-over-year growth	20.5%	30.0%
Annualized recurring revenue (non-GAAP)	$177,792	$128,441
Year-over-year growth	38.1%	33.7%
Operating cash flow	$7,296	$3,321

	As of March 31,
	2018	2017
Number of customers	7,113	6,350
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers.
Annualized Recurring Revenue (ARR) and Growth. ARR is a non-GAAP measure that we define as the annual value of all recurring revenue related to contracts in place at the end of the period. ARR should be viewed independently of revenue and deferred revenue as ARR is a performance metric and is not intended to be combined with any of these items.
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

Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP operating loss, non-GAAP net loss, non-GAAP net loss per share, and ARR which we collectively refer to as non-GAAP financial measures. These non-GAAP financial measures exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangible assets, and certain non-recurring items such as secondary public offering costs and litigation related expenses. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of acquired intangible assets allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over several years after the acquisition. We also exclude certain non-recurring items such as secondary public offering costs and litigation-related expenses as these costs are unrelated to the current operations and neither comparable to the prior period nor predictive of future results, which we believe allows for a more meaningful comparison between the operating results from period to period. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility into the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.
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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
GAAP total gross profit	$37,921	$32,981
Stock-based compensation expense	374	202
Amortization of acquired intangible assets	908	439
Non-GAAP total gross profit	$39,203	$33,622

	Three Months Ended March 31,
	2018	2017
	(in thousands)
GAAP gross profit – products	$26,843	$21,232
Stock-based compensation expense	125	60
Amortization of acquired intangible assets	908	439
Non-GAAP gross profit – products	$27,876	$21,731

	Three Months Ended March 31,
	2018	2017
	(in thousands)
GAAP gross profit – maintenance and support	$8,904	$8,924
Stock-based compensation expense	28	60
Non-GAAP gross profit – maintenance and support	$8,932	$8,984

	Three Months Ended March 31,
	2018	2017
	(in thousands)
GAAP gross profit – professional services	$2,174	$2,825
Stock-based compensation expense	221	82
Non-GAAP gross profit – professional services	$2,395	$2,907
The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
GAAP loss from operations	$(16,585)	$(10,470)
Stock-based compensation expense	6,225	4,279
Amortization of acquired intangible assets	948	486
Secondary public offering costs	140	—
Litigation-related expenses	400	—
Non-GAAP loss from operations	$(8,872)	$(5,705)

The following table reconciles GAAP net loss to non-GAAP net loss for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except share and per share data)
GAAP net loss	$(16,361)	$(10,545)
Stock-based compensation expense	6,225	4,279
Amortization of acquired intangible assets	948	486
Secondary public offering costs	140	—
Litigation-related expenses	400	—
Non-GAAP net loss	$(8,648)	$(5,780)
Non-GAAP net loss per share, basic and diluted	$(0.19)	$(0.14)
Weighted-average common shares outstanding, basic and diluted	45,210,250	42,016,831
Adoption of Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which replaced the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition (ASC 605). The new revenue standard outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. The new revenue standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.
We adopted ASC 606 effective on January 1, 2018 using the modified retrospective method. Under this method of adoption, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. See Note 2, Revenue from Contracts with Customers, in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of the impact of the adoption of ASC 606 and changes in accounting policies relating to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
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
Cost of Products
Cost of products consists of personnel and related costs for our content, managed service and cloud operations team, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead costs, which consist of IT, information security, recruiting, facilities and depreciation and are allocated based on relative headcount. Also included in cost of products are software license fees, hardware, cloud computing costs and internet connectivity expenses directly related to delivering our products, amortization of contract fulfillment costs, as well as amortization of certain intangible assets including internally developed software.
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
Research and Development Expense
Research and development expense consists of personnel costs for our research and development team, including salaries and other payroll related costs, bonuses and stock-based compensation. Additional expenses include travel and entertainment, consulting and professional fees for third-party development resources as well as allocated overhead.
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
General and Administrative Expense
General and administrative expense consists of personnel costs for our legal, human resources, and finance and accounting departments, including salaries and other payroll related costs, bonuses and stock-based compensation. Additional expenses include travel and entertainment, professional fees, litigation expenses, insurance, secondary public offering expenses, amortization of certain intangible assets and allocated overhead.

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
Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$35,279	$25,942
Maintenance and support	10,753	10,802
Professional services	8,483	8,501
Total revenue	54,515	45,245
Cost of revenue:(1)
Products	8,436	4,710
Maintenance and support	1,849	1,878
Professional services	6,309	5,676
Total cost of revenue	16,594	12,264
Operating expenses:(1)
Research and development	16,722	11,393
Sales and marketing	29,052	24,810
General and administrative	8,732	7,248
Total operating expenses	54,506	43,451
Loss from operations	(16,585)	(10,470)
Interest income (expense), net	241	169
Other income (expense), net	78	(115)
Loss before income taxes	(16,266)	(10,416)
Provision for income taxes	95	129
Net loss	$(16,361)	$(10,545)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$374	$202
Research and development	2,566	1,513
Sales and marketing	1,563	1,403
General and administrative	1,722	1,161
Total stock-based compensation expense	$6,225	$4,279

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	1,237	661
Research and development	288	256
Sales and marketing	593	494
General and administrative	281	213
Total depreciation and amortization expense	$2,399	$1,624
The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2018	2017
Consolidated Statement of Operations Data:
Revenue:
Products	64.7%	57.3%
Maintenance and support	19.7	23.9
Professional services	15.6	18.8
Total revenue	100.0	100.0
Cost of revenue:
Products	15.5	10.4
Maintenance and support	3.3	4.2
Professional services	11.6	12.5
Total cost of revenue	30.4	27.1
Operating expenses:
Research and development	30.7	25.2
Sales and marketing	53.3	54.8
General and administrative	16.0	16.0
Total operating expenses	100.0	96.0
Loss from operations	(30.4)	(23.1)
Interest income (expense), net	0.4	0.4
Other income (expense), net	0.1	(0.3)
Loss before income taxes	(29.9)	(23.0)
Provision for income taxes	0.1	0.3
Net loss	(30.0)%	(23.3)%

Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue:
Products	$35,279	$25,942	$9,337	36.0%
Maintenance and support	10,753	10,802	(49)	(0.5)
Professional services	8,483	8,501	(18)	(0.2)
Total revenue	$54,515	$45,245	$9,270	20.5%
Total revenue increased by $9.3 million in the three months ended March 31, 2018 compared to the same period in 2017. The increase in revenue included a $2.7 million increase from new customers. The increase in revenue attributed to new customers included 763 new customers added since March 31, 2017 and a full fiscal quarter of revenue related to new customers added in the three months ended March 31, 2017. Revenue also increased in the three months ended March 31, 2018 compared to the same period in 2017 due to $10.3 million in additional revenue from existing customers. The revenue increase was partially offset by a $3.7 million decrease in revenue due to the adoption of ASC 606. Refer to Note 2, Revenue from Customer Contracts, in the notes to our consolidated financial statements for further details regarding the impact of the adoption of ASC 606. The increase in total revenue in the three months ended March 31, 2018 compared to the same period in 2017 was comprised of $11.4 million generated from sales in North America and $1.6 million generated from sales from the rest of the world. The revenue increase generated from sales in North America and rest of world were partially offset by a $3.0 million decrease in revenue in North America and a $0.7 million decrease in revenue in rest of world due to the adoption of ASC 606.
Cost of Revenue

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue:
Products	$8,436	$4,710	$3,726	79.1%
Maintenance and support	1,849	1,878	(29)	(1.5)
Professional services	6,309	5,676	633	11.2
Total cost of revenue	$16,594	$12,264	$4,330	35.3%
Gross margin %:
Products	76.1%	81.8%
Maintenance and support	82.8	82.6
Professional services	25.6	33.2
Total gross margin %	69.6%	72.9%
Total cost of revenue increased by $4.3 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a $1.7 million increase in personnel costs, inclusive of a $0.2 million increase in stock-based compensation expense, resulting from an increase in headcount from 175 as of March 31, 2017 to 247 as of March 31, 2018, as well as the timing effect of when our headcount additions were hired in 2018 and 2017, to support our growing customer base. Our increase in total cost of revenue also included a $1.5 million increase in cloud computing costs related to growing cloud-based subscription revenue, a $0.6 million increase in allocated overhead driven largely by an increase in IT and facilities costs, and a $0.5 million increase in intangible assets amortization primarily due to our acquisition of Komand in July 2017. Total cost of revenue was not materially impacted by the adoption of ASC 606.
Total gross margin percentage decreased for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to the decrease in gross margin for products and professional services. The decrease in products gross margin for the three months ended March 31, 2018 was due to an increase in revenue from cloud-based subscriptions and managed services which have lower gross margins than our licensed software products in addition to a reduction in products revenue of $2.5 million as a result of the adoption of ASC 606. The decrease in professional services gross margin for the three months ended March 31, 2018 was primarily due to lower utilization in addition to a reduction in professional services revenue of $0.3 million as a result of the adoption of ASC 606. The increase in maintenance and support gross margin for the three months ended March 31, 2018 was driven by our ability to scale as our revenue continues to grow, partially offset by a reduction of maintenance and support revenue of $0.9 million as a result of the adoption of ASC 606.
Operating Expenses
Research and Development Expense

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$16,722	$11,393	$5,329	46.8%
% of revenue	30.7%	25.2%
Research and development expense increased by $5.3 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a $3.3 million increase in personnel costs, an increase of $0.8 million in allocated overhead driven largely by an increase in IT and facilities costs, an increase of $0.4 million in recruiting and travel and entertainment expenses and an increase of $0.8 million of other expenses. The $3.3 million increase in personnel costs was primarily due to a $3.0 million increase in salaries and related costs driven by growth in headcount from 250 as of March 31, 2017 to 279 as of March 31, 2018, as well as the timing effect of when our headcount additions were hired in 2018 and 2017, and a $1.0 million increase in stock-based compensation expense, partially offset by $0.7 million of personnel costs that were capitalized as internal-use software costs in the three months ended March 31, 2018.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$29,052	$24,810	$4,242	17.1%
% of revenue	53.3%	54.8%
Sales and marketing expense increased by $4.2 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to a $4.8 million increase in personnel costs due to an increase in headcount from 366 as of March 31, 2017 to 482 as of March 31, 2018, inclusive of a $0.2 million increase in stock-based compensation expense, as well as the timing effect of when our headcount additions were hired in 2018 and 2017 to drive additional sales of our products and services. The $4.8 million increase in personnel costs is partially offset by $1.7 million of capitalized commission costs net of amortization expense as a result of the adoption of ASC 606. Our increase in sales and marketing expense also included a $1.5 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.3 million increase in travel and entertainment expense and a $0.4 million increase in other expenses. These increases were partially offset by a $0.6 million decrease in partner referral fees and a decrease of $0.5 million in event marketing costs due to the change in timing of an annual event.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$8,732	$7,248	$1,484	20.5%
% of revenue	16.0%	16.0%
General and administrative expense increased by $1.5 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to $0.9 million increase in personnel costs, inclusive of a $0.6 million increase in stock-based compensation expense, as a result of an increase in headcount from 121 as of March 31, 2017 to 145 as of March 31, 2018 as well as the timing effect of when our headcount additions were hired in 2018 and 2017, in order to support our overall company growth, $0.4 million of litigation-related expenses, $0.1 million in secondary public offering expenses and a $0.1 million increase in allocated overhead, driven largely by an increase in IT and facilities costs.

Interest Income (Expense), Net

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Interest income (expense), net	$241	$169	$72	42.6%
% of revenue	0.4%	0.4%
Interest income (expense), net increased by $0.1 million in the three months ended March 31, 2018 compared to the same period in 2017 primarily due to higher interest income as a result of our investments in higher-yield securities. In the three months ended March 31, 2017, net interest income was partially offset by interest expense due to non-cash interest charges related to the accretion of the liability associated with deferred acquisition payments.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense), net	$78	$(115)	$193	(167.8)%
% of revenue	0.1%	(0.3)%
Other income (expense), net increased by $0.2 million in the three months ended March 31, 2018 compared to the same period in 2017 primarily due to changes in realized and unrealized foreign currency gains and losses, specifically related to the euro and British pound sterling.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Provision for income taxes	$95	$129	$(34)	(26.4)%
% of revenue	0.1%	0.3%
Provision for income taxes decreased nominally in the three months ended March 31, 2018 compared to the same period in 2017.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, equity financing transactions, investments and collections from our accounts receivable. To date, we have financed our operations primarily through private and public equity financings and through cash generated by operating activities. In January 2018, we completed a public offering of 1,500,000 shares of our common stock for net proceeds of $30.9 million. As of March 31, 2018, we had $99.6 million in cash and cash equivalents, $30.7 million in short- and long-term investments that have maturities ranging from 3 months to 2 years and an accumulated deficit of $425.4 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future.
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

The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$51,762	$53,148
Net cash provided by operating activities	7,296	3,321
Net cash provided by (used in) investing activities	6,762	(7,836)
Net cash provided by financing activities	34,362	2,105
Effects of exchange rates on cash, cash equivalents and restricted cash	(36)	(76)
Cash, cash equivalents and restricted cash at end of period	$100,146	$50,662
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment.
Operating Activities
Operating activities provided $7.3 million of cash and cash equivalents in the three months ended March 31, 2018, which reflects our continued growth in revenue offset by continued investments in our operations and timing of working capital items. Cash provided by operating activities reflected our net loss of $16.4 million, offset by a decrease in our net operating assets and liabilities of $14.8 million and non-cash charges of $8.9 million related primarily to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $34.7 million decrease in accounts receivable driven by cash collections and a $3.2 million increase in accounts payable which each had a positive impact on operating cash flow. These factors were partially offset by a $11.3 million decrease in accrued expenses primarily as a result of the payout of annual bonuses and higher year-end commissions, a $6.5 million decrease in deferred revenue, a $1.7 million increase in deferred contract acquisition and fulfillment costs, a $3.2 million decrease in prepaid expenses and other assets and a $0.4 million decrease in other liabilities, which each had a negative impact on operating cash flow.
Operating activities provided $3.3 million of cash in the three months ended March 31, 2017. Cash provided by operating activities reflected our net loss of $10.5 million, offset by a decrease in our net operating assets and liabilities of $7.5 million and non-cash charges of $6.3 million related primarily to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $15.2 million decrease in accounts receivable driven by cash collections and a $1.5 million decrease in prepaid expenses and other assets, which each had a positive impact on operating cash flow. These factors were partially offset by a $7.2 million decrease in accrued expenses primarily as a result of the payout of annual bonuses and higher year-end commissions, a $1.4 million decrease in deferred revenue, a $0.3 million decrease in accounts payable and a $0.3 million decrease in other liabilities, which each had a negative impact on operating cash flow.
Investing Activities
Investing activities provided $6.8 million of cash in the three months ended March 31, 2018, consisting of $14.1 million of investment sales and maturities offset by $4.5 million used for purchases of investments, $2.1 million in capital expenditures to purchase computer equipment and leasehold improvements and $0.7 million for the capitalization of internal-use software costs.
Investing activities used $7.8 million of cash in the three months ended March 31, 2017, consisting of $7.4 million used for purchases of investments, offset by $0.9 million of investment maturities, and $1.3 million in capital expenditures to purchase equipment and leasehold improvements.

Financing Activities

Financing activities provided $34.4 million of cash in the three months ended March 31, 2018, which consisted primarily of $31.2 million in net proceeds from a secondary public offering in January 2018, $2.0 million in proceeds from the exercise of stock options and $1.6 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan, or ESPP, partially offset by $0.5 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $2.1 million of cash in the three months ended March 31, 2017, which consisted primarily of $1.5 million in proceeds from the issuance of common stock purchased by employees under the ESPP, and $0.8 million in proceeds from the exercise of stock options, offset by $0.2 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
As of March 31, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018.
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
Recent Accounting Pronouncements
See Note 1 in the notes to the consolidated financial statements for a discussion of recent accounting pronouncements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018 other than the impact of adopting ASC 606. See Note 2, Revenue from Contracts with Customers, in the notes to our consolidated financial statements for a discussion of the impact of ASC 606 and changes in accounting policies relating to revenue recognition and accounting for costs to obtain and fulfill a customer contract.

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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Hong Kong, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at March 31, 2018 would not have been material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including money market funds, commercial paper, corporate bonds and U.S. government agencies. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.
As of March 31, 2018, we had cash and cash equivalents of $99.6 million, consisting of bank deposits, money market funds and commercial paper. We also had short- and long-term investments of $30.7 million, consisting of U.S. government agencies, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
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
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2018. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
In November 2016, Rapid7 LLC and two of our then executive officers were named as defendants in a class action lawsuit which alleged violations of certain Massachusetts wage and hour laws. In the three months ended March 31, 2018, we increased our litigation accrual by $0.4 million to $0.6 million which reflects the preliminary settlement amount discussed between the parties in April 2018.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.
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
We have posted a net loss in each year since inception, including net losses of $45.5 million, $49.0 million and $49.9 million in the years ended December 31, 2017, 2016 and 2015, respectively. As of March 31, 2018, we had an accumulated deficit of $425.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:

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
Our business and growth depend substantially on customers with perpetual licenses renewing their content subscriptions and maintenance and support agreements with us. Any decline in our customer renewals could adversely affect our future operating results.
Our maintenance and support agreements are sold on a term basis. In addition, we also enter into content subscription agreements for certain offerings. In order for us to improve our operating results, it is important that our existing customers who purchased perpetual licenses renew their content subscription agreements, if applicable, and maintenance and support agreements when the initial contract term expires. Our customers have no obligation to renew their content subscription or maintenance and support agreements with us after the initial terms have expired. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our new or current product offerings, our pricing, the effects of economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues and results of operations may be adversely impacted.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the three months ended March 31, 2018 and 2017, operations located outside of North America generated 15% and 16% of our revenue, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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
Our future performance depends on the continued services and contributions of our senior management, particularly Corey Thomas, our President and Chief Executive Officer, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. Thomas, or other key employees for any reason could significantly delay or prevent our development or the achievement of our strategic objectives and harm our business, financial condition and results of operations.

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
We recognize a significant percentage of our revenue ratably over various terms in accordance with ASC 606 and, as a result, downturns or upturns in sales may not be immediately reflected in our operating results.
We recognize a significant percentage of our revenue ratably over various terms in accordance with ASC 606. See Note 2 in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on ASC 606 including changes in our accounting policies relating to revenue recognition. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our products and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally will be recognized over the applicable term consistent with ASC 606.
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
We rely on software vendors to operate certain critical functions of our business, including financial management and human resource management. If we experience difficulties in implementing new software or if these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and integrated, all of which could harm our business.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the three months ended March 31, 2018 and 2017, we incurred 13% and 16%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the three months ended March 31, 2018 and

2017, 7% and 5%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
Changes in financial accounting standards may adversely impact our reported results of operations.
A change in accounting standards or practices, in particular with respect to revenue recognition, could adversely affect our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. We adopted this new standard on the effective date of January 1, 2018, utilizing the modified retrospective method. See Note 2 in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on ASC 606 and its impact on us, including changes in our accounting policies relating to revenue recognition and accounting for costs to obtain and fulfill a customer contract. These and other changes to existing rules or the questioning of current practices may adversely affect our operating results.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $28.94 through May 1, 2018. Factors that may affect the market price of our common stock include:

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
As of May 1, 2018, our directors, executive officers and holders of more than 10% of our common stock, some of whom are represented on our board of directors, together with their affiliates, beneficially owned 23% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have substantial influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could delay, defer or prevent a change in control of our company, a merger, consolidation, takeover or other business combination, which, in turn, could materially and adversely affect the market price of our common stock.

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
Certain existing holders of our common stock have the right, subject to various conditions and limitations, to request we include their shares of our common stock in registration statements we may file relating to our securities, including the effective shelf registration statement described above. If the offer and sale of these shares are registered, they will be freely tradable without restriction under the Securities Act. In the event such registration rights are exercised and a large number of shares of common stock are sold in the public market, such sales could reduce the trading price of our common stock. In June 2017, we filed a prospectus supplement to the effective registration statement described above with respect to the sale of up to 2,800,000 shares of our common stock by two of our significant stockholders, which facilitated the resale by those holders of a portion of the shares of our common stock they hold. In March 2018, certain of our existing stockholders sold 2,000,000 shares of common stock in a secondary public offering.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
None.
(b) Use of Proceeds from Initial Public Offering of Common Stock
Our initial public offering was effected through the filing of a Registration Statement on Form S-1 (File No. 333-204874), which was declared or became effective on July 16, 2015. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC.
(c) Issuer Purchases of Equity Securities
None.
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

RAPID7, INC.

Date: May 9, 2018	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)