Form 10-Q
period 2018-06-30
Rapid7, Inc.
filed 2018-08-07
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2018, there were 46,845,430 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$100,731	$51,562
Short-term investments	13,983	39,178
Accounts receivable, net of allowance for doubtful accounts of $1,475 and $1,478 at June 30, 2018 and December 31, 2017, respectively	48,476	73,661
Deferred contract acquisition and fulfillment costs, current portion	9,481	—
Prepaid expenses and other current assets	13,212	8,877
Total current assets	185,883	173,278
Long-term investments	3,929	1,102
Property and equipment, net	11,184	8,589
Goodwill	83,164	83,164
Intangible assets, net	16,002	16,640
Deferred contract acquisition and fulfillment costs, non-current portion	22,214	—
Other assets	1,395	1,363
Total assets	$323,771	$284,136
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,612	$2,240
Accrued expenses	21,832	29,728
Deferred revenue, current portion	153,634	155,811
Other current liabilities	1,079	1,706
Total current liabilities	181,157	189,485
Deferred revenue, non-current portion	70,766	68,689
Other long-term liabilities	2,305	1,809
Total liabilities	254,228	259,983
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; 0 shares issued at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at June 30, 2018 and December 31, 2017; 47,225,844 and 44,540,544 shares issued at June 30, 2018 and December 31, 2017, respectively; 46,739,036 and 44,053,736 shares outstanding at June 30, 2018 and December 31, 2017, respectively	467	441
Treasury stock, at cost, 486,808 shares at June 30, 2018 and December 31, 2017	(4,764)	(4,764)
Additional paid-in-capital	513,598	463,428
Accumulated other comprehensive loss	(24)	(39)
Accumulated deficit	(439,734)	(434,913)
Total stockholders’ equity	69,543	24,153
Total liabilities and stockholders’ equity	$323,771	$284,136
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Products	$39,043	$27,168	$74,322	$53,110
Maintenance and support	10,610	11,338	21,363	22,140
Professional services	8,788	8,937	17,271	17,438
Total revenue	58,441	47,443	112,956	92,688
Cost of revenue:
Products	9,650	5,557	18,086	10,267
Maintenance and support	2,007	1,850	3,856	3,728
Professional services	5,736	5,672	12,045	11,348
Total cost of revenue	17,393	13,079	33,987	25,343
Total gross profit	41,048	34,364	78,969	67,345
Operating expenses:
Research and development	16,082	11,873	32,804	23,266
Sales and marketing	31,157	27,132	60,209	51,942
General and administrative	8,149	7,256	16,881	14,504
Total operating expenses	55,388	46,261	109,894	89,712
Loss from operations	(14,340)	(11,897)	(30,925)	(22,367)
Other income (expense), net:
Interest income (expense), net	464	218	705	387
Other income (expense), net	(326)	229	(248)	114
Loss before income taxes	(14,202)	(11,450)	(30,468)	(21,866)
Provision for income taxes	131	187	226	316
Net loss	$(14,333)	$(11,637)	$(30,694)	$(22,182)
Net loss per share, basic and diluted	$(0.31)	$(0.27)	$(0.67)	$(0.52)
Weighted-average common shares outstanding, basic and diluted	46,279,947	42,681,287	45,746,513	42,395,450
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(14,333)	$(11,637)	$(30,694)	$(22,182)
Other comprehensive gain (loss):
Change in fair value of investments	20	(10)	15	(30)
Adjustment for net losses realized and included in net loss	—	3	—	3
Total change in unrealized losses on investments	20	(7)	15	(27)
Comprehensive loss	$(14,313)	$(11,644)	$(30,679)	$(22,209)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(30,694)	$(22,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,077	3,237
Stock-based compensation expense	13,575	9,450
Provision for doubtful accounts	456	478
Foreign currency re-measurement loss (gain)	471	(238)
Other non-cash (income) expense	(71)	175
Changes in operating assets and liabilities:
Accounts receivable	24,586	1,240
Deferred contract acquisition and fulfillment costs	(4,531)	—
Prepaid expenses and other assets	(3,602)	412
Accounts payable	2,391	(1,657)
Accrued expenses	(7,806)	(2,122)
Deferred revenue	(1,001)	11,366
Other liabilities	(669)	(819)
Net cash used in operating activities	(1,818)	(660)
Cash flows from investing activities:
Purchases of property and equipment	(5,650)	(2,578)
Capitalization of internal-use software costs	(1,413)	(316)
Purchases of investments	(10,655)	(15,828)
Sales/maturities of investments	33,128	14,605
Net cash provided by (used in) investing activities	15,410	(4,117)
Cash flows from financing activities:
Proceeds from secondary public offering, net of offering costs of $608	30,907	—
Deferred business acquisition payment	—	(796)
Taxes paid related to net share settlement of equity awards	(1,005)	(261)
Proceeds from employee stock purchase plan	1,632	1,499
Proceeds from stock option exercises	4,657	4,111
Net cash provided by financing activities	36,191	4,553
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(314)	144
Net increase (decrease) in cash, cash equivalents and restricted cash	49,469	(80)
Cash, cash equivalents and restricted cash, beginning of period	51,762	53,148
Cash, cash equivalents and restricted cash, end of period	$101,231	$53,068
Supplemental cash flow information:
Cash paid for income taxes	$315	$623
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$100,731	$53,068
Restricted cash included in other assets	500	—
Total cash, cash equivalents and restricted cash	$101,231	$53,068
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
Significant Accounting Policies
For a more complete discussion of our significant accounting policies and other information, the consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. As of January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which with its amendments is collectively known as ASC 606. See Accounting Pronouncements Recently Adopted below and Note 2, Revenue from Contract with Customers, for a discussion of the impact of the adoption of this standard, which we have adopted using the modified retrospective transition method, and changes in our accounting policies related to revenue recognition and accounting for costs to obtain and fulfill a customer contract.
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
In May 2017, the Financial Accounting Standards Board (FASB), issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The ASU required modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. We adopted this standard on a prospective basis on January 1, 2018. There was no impact to our consolidated financial statements as a result of the adoption.
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
Accounting Pronouncements Not Yet Effective
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. The ASU will be effective for us in the first quarter of 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements. Although we have not finalized our evaluation of the impact of adoption of the ASU on our consolidated financial statements, we expect there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for leases currently classified as operating leases.
Note 2. Revenue from Contracts with Customers
Effective January 1, 2018, we adopted ASC 606 under the modified retrospective transition method.  This method was applied to contracts that were not complete as of the date of initial application. The following is a summary of new and/or revised significant accounting policies affected by our adoption of ASC 606, which relate primarily to revenue and cost recognition. Refer to Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2017 for the policies in effect for revenue and cost recognition prior to January 1, 2018 and for a discussion of our other significant accounting policies. For further information regarding the impact of the adoption of ASC 606, see Note 1, Accounting Pronouncements Recently Adopted.
We generate products revenue from the sale of (1) term or perpetual software licenses for our Nexpose, Metasploit, AppSpider and Komand products, and associated content subscriptions for our Nexpose and Metasploit products, (2) cloud-based subscriptions for our InsightIDR, InsightVM, InsightAppSec, Logentries and InsightOps products and (3) managed services offerings which utilize our products. We also generate appliance revenue that is included in our products revenue. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose, Metasploit, AppSpider and Komand. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services and security advisory services. Our deployment services educate and assist our customers on the best use and best practices to deploy our solutions.
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
The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)
Subscription revenue	$31,361	$60,130
Term and perpetual software licenses	6,697	12,257
Maintenance and support	10,610	21,363
Professional services	8,788	17,271
Other	985	1,935
Total revenue	$58,441	$112,956
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our product or service for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)
United States	$47,773	$91,983
All other	10,668	20,973
Total revenue	$58,441	$112,956

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
Other
Other revenue primarily includes revenue from delivery of appliances and other miscellaneous revenue.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three and six months ended June 30, 2018, we recognized revenue of $48.5 million and $84.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the period presented.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets, or unbilled receivables, include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of January 1, 2018 and June 30, 2018, contract assets of $0.3 million and $0.7 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet.
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
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the six months ended June 30, 2018:

Six Months Ended June 30, 2018
(in thousands)
Beginning balance	$27,165
Capitalization of contract acquisition and fulfillment costs	8,921
Amortization of deferred contract acquisition and fulfillment costs	(4,391)
Ending balance	$31,695
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2018. The estimated revenues do not include unexercised contract renewals.

	Remainder of 2018	2019	2020 and thereafter
	(in thousands)
Subscription revenue	$57,418	$53,620	$24,537
Software licenses	10,953	14,663	21,908
Maintenance and support	18,674	14,932	4,657
The amounts presented in the table above primarily consist of fixed fees which are typically recognized ratably as the performance obligation is satisfied.
As of June 30, 2018, the estimated revenue expected to be recognized in the future related to professional services is $12.9 million. We will recognize this revenue as the professional services are completed, which is expected to occur within the next 12 months or less.

Transition Disclosures
In accordance with the modified retrospective method transition requirements, we will present the financial statement line items impacted and adjusted to compare to presentation under ASC 605 for each of the interim and annual periods during the first year of our adoption of ASC 606.
The following tables summarize the impact as of and for the six months ended June 30, 2018:

	As of June 30, 2018
Balance Sheet	As Reported under ASC 606	Proforma as if ASC 605 was in effect
	(in thousands)
Cash and cash equivalents	$100,731	$100,731
Short-term investments	13,983	13,983
Accounts receivable, net	48,476	48,476
Deferred contract acquisition and fulfillment costs, current portion	9,481	—
Prepaid expenses and other current assets	13,212	12,995
Long-term investments	3,929	3,929
Property and equipment, net	11,184	11,184
Goodwill	83,164	83,164
Intangible assets, net	16,002	16,002
Deferred contract acquisition and fulfillment costs, non-current portion	22,214	—
Other assets	1,395	1,395
Total assets	$323,771	$291,859

Accounts payable	$4,612	$4,612
Accrued expenses	21,832	21,832
Deferred revenue, current portion	153,634	163,121
Other current liabilities	1,079	1,079
Deferred revenue, non-current portion	70,766	53,378
Other long-term liabilities	2,305	1,876
Total liabilities	254,228	245,898
Common stock	467	467
Treasury stock	(4,764)	(4,764)
Additional paid-in-capital	513,598	513,598
Accumulated other comprehensive loss	(24)	(24)
Accumulated deficit	(439,734)	(463,316)
Total stockholders’ equity	69,543	45,961
Total liabilities and stockholders’ equity	$323,771	$291,859
Total reported assets were $31.9 million greater than the proforma balance sheet, which assumes the previous guidance remained in effect as of June 30, 2018, largely due to deferred contract acquisition and fulfillment costs of $31.7 million.
Total reported liabilities were $8.3 million greater than the proforma balance sheet primarily due to changes in deferred revenue and deferred tax liabilities.

	Three Months Ended June 30, 2018		Six Months Ended June 30,
Statement of Operations	As Reported under ASC 606	Proforma as if ASC 605 was in effect	As Reported under ASC 606	Proforma as if ASC 605 was in effect
	(in thousands, except share and per share data)
Revenue:
Products	$39,043	$41,043	$74,322	$78,809
Maintenance and support	10,610	11,558	21,363	23,240
Professional services	8,788	8,976	17,271	17,729
Total revenue	58,441	61,577	112,956	119,778
Cost of revenue:
Products	9,650	9,626	18,086	18,090
Maintenance and support	2,007	2,007	3,856	3,856
Professional services	5,736	5,734	12,045	12,036
Total cost of revenue	17,393	17,367	33,987	33,982
Total gross profit	41,048	44,210	78,969	85,796
Operating expenses:
Research and development	16,082	16,082	32,804	32,804
Sales and marketing	31,157	34,001	60,209	64,745
General and administrative	8,149	8,149	16,881	16,881
Total operating expenses	55,388	58,232	109,894	114,430
Loss from operations	(14,340)	(14,022)	(30,925)	(28,634)
Other income (expense), net:
Interest income (expense), net	464	464	705	705
Other income (expense), net	(326)	(326)	(248)	(248)
Loss before income taxes	(14,202)	(13,884)	(30,468)	(28,177)
Provision for income taxes	131	131	226	226
Net loss	$(14,333)	$(14,015)	$(30,694)	$(28,403)
Net loss per share, basic and diluted	$(0.31)	$(0.30)	$(0.67)	$(0.62)
Weighted-average common shares outstanding, basic and diluted	46,279,947	46,279,947	45,746,513	45,746,513
The following summarizes the significant changes on the consolidated statement of operations for the three and six months ended June 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if we had continued to recognize revenue under ASC 605:

•
Products revenue decreased $2.0 million and $4.5 million for the three and six months ended June 30, 2018, respectively, under ASC 606 primarily due to perpetual licenses revenue which are dependent on the continued delivery of content subscriptions and the change in the allocation of contract consideration to a relative fair value method under ASC 606 from residual method under ASC 605. As a result of the allocation change, more contract consideration is allocated to license revenue under ASC 606. Given the utility of certain of our perpetual license products are dependent on the continued delivery of content subscriptions, the content subscription renewal option results in a material right with respect to the perpetual license. As a result, revenue allocated to the perpetual license is recognized ratably over the customer's estimated economic life of 5 years rather than over the contractual period of maintenance and support, typically one to three years.

•
Maintenance and support revenue decreased $0.9 million and $1.9 million for the three and six months ended June 30, 2018, respectively, under ASC 606 primarily due to the change in the allocation of contract consideration to the relative fair value method under ASC 606 from the residual method under ASC 605. As a result of the allocation change, more contract consideration is allocated to license revenue under ASC 606.

•
Professional services revenue decreased $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively, under ASC 606 primarily due to professional services sold together with term or perpetual licenses. Under ASC 606, the professional services represent distinct performance obligations and therefore are recognized as such services are performed. Under ASC 605, professional services sold together with term or perpetual licenses were recognized ratably over the contractual period of maintenance and support.

•
Sales and marketing expense decreased $2.8 million and $4.5 million for the three and six months ended June 30, 2018, respectively, under ASC 606 primarily due to the capitalization of commissions considered direct and incremental costs to obtain a contract partially offset by amortization of capitalized commissions.

	Six Months Ended June 30,
Statement of Cash Flows	As Reported under ASC 606	Proforma as if ASC 605 was in effect
	(in thousands)
Net loss	$(30,694)	$(28,403)
Adjustments to reconcile net loss to net cash used in operating activities	19,508	19,508
Changes in operating assets and liabilities:
Accounts receivable	24,586	24,586
Deferred contract acquisition and fulfillment costs	(4,531)	—
Prepaid expenses and other assets	(3,602)	(3,417)
Accounts payable	2,391	2,391
Accrued expenses	(7,806)	(7,806)
Deferred revenue	(1,001)	(8,008)
Other liabilities	(669)	(669)
Net cash used in operating activities	$(1,818)	$(1,818)
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

The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$55,778	$—	$—	$55,778
U.S. government agencies	5,923	—	—	5,923
Commercial paper	—	2,490	—	2,490
Corporate bonds	—	11,586	—	11,586
Total assets	$61,701	$14,076	$—	$75,777

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$95	$—	$—	$95
U.S. government agencies	11,869	—	—	11,869
Commercial paper	—	12,942	—	12,942
Corporate bonds	—	12,964	—	12,964
Asset-backed securities	—	2,505	—	2,505
Total assets	$11,964	$28,411	$—	$40,375
We had no liabilities measured and recorded at fair value on a recurring basis as of June 30, 2018 or December 31, 2017.
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$5,927	$—	$(4)	$5,923
Commercial paper	2,490	—	—	2,490
Corporate bonds	9,519	—	(20)	9,499
Total assets	$17,936	$—	$(24)	$17,912
Our available-for-sale investments as of June 30, 2018 includes $2.1 million of corporate bonds investments which are classified as cash and cash equivalents as the original maturity was less than three months.

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$11,880	$—	$(11)	$11,869
Commercial paper	12,942	—	—	12,942
Corporate bonds	12,991	—	(27)	12,964
Asset-backed securities	2,506	—	(1)	2,505
Total assets	$40,319	$—	$(39)	$40,280

As of June 30, 2018 and December 31, 2017, our available-for-sale investments had maturities ranging from three months to two years.
For all of our investments for which the amortized cost basis was greater than the fair value at June 30, 2018 and December 31, 2017, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Note 4. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
Computer equipment and software	$18,050	$16,205
Furniture and fixtures	3,750	4,034
Leasehold improvements	12,845	9,079
Total	34,645	29,318
Less accumulated depreciation	(23,461)	(20,729)
Property and equipment, net	$11,184	$8,589
Depreciation expense was $1.6 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $3.0 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively.
Note 5. Goodwill and Intangible Assets
Goodwill was $83.2 million as of June 30, 2018 and December 31, 2017.
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of June 30, 2018			As of December 31, 2017
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.7	$20,611	$(7,558)	$13,053	$20,611	$(5,756)	$14,855
Customer relationships	6.7	1,000	(427)	573	1,000	(351)	649
Trade names	6.1	519	(513)	6	519	(510)	9
Non-compete agreements	2.0	40	(40)	—	40	(40)	—
Total acquired intangible assets		22,170	(8,538)	13,632	22,170	(6,657)	15,513
Internal-use software		2,576	(206)	2,370	1,162	(35)	1,127
Total intangible assets		$24,746	$(8,744)	$16,002	$23,332	$(6,692)	$16,640
Amortization expense was $1.0 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $2.1 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of June 30, 2018 is as follows (in thousands):

2018 (for the remaining six months)	$2,141
2019	4,255
2020	4,197
2021	3,297
2022	1,095
2023 and thereafter	—
Total	$14,985
The table above excludes the impact of $1.0 million of capitalized internal-use software costs for projects that have not been completed as of June 30, 2018, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
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
Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$469	$308	$843	$510
Research and development	2,850	1,689	5,416	3,202
Sales and marketing	2,055	1,779	3,618	3,182
General and administrative	1,976	1,395	3,698	2,556
Total stock-based compensation expense	$7,350	$5,171	$13,575	$9,450
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity during the six months ended June 30, 2018 was as follows:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2017	210,083	$18.00	1,988,509	$14.77
Granted	—	—	1,867,970	24.16
Vested	(94,215)	18.82	(424,775)	16.49
Forfeited	(700)	23.01	(118,864)	18.27
Unvested balance as of June 30, 2018	115,168	$17.30	3,312,840	$19.72
As of June 30, 2018, the unrecognized compensation expense related to our unvested restricted stock and restricted stock units expected to vest was $62.4 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 3.0 years.

(c)	Stock Options
Stock option activity during the six months ended June 30, 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,684,954	$9.68
Granted	107,850	24.44
Exercised	(681,555)	7.46		$13,461
Forfeited/cancelled	(56,993)	16.24
Outstanding as of June 30, 2018	4,054,256	$10.35	6.7	$72,459
Vested and exercisable as of June 30, 2018	2,599,771	$8.31	5.9	$51,757
As of June 30, 2018, the unrecognized compensation expense related to our unvested stock options expected to vest was $9.1 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.2 years.
The total fair value of stock options vested in the six months ended June 30, 2018 was $0.5 million. The weighted-average grant date fair value of stock options granted in the six months ended June 30, 2018 was $11.86 per share.

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

Note 8. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Numerator:
Net loss	$(14,333)	$(11,637)	$(30,694)	$(22,182)
Denominator:
Weighted-average common shares outstanding, basic and diluted	46,279,947	42,681,287	45,746,513	42,395,450
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.27)	$(0.67)	$(0.52)
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2018	2017
Options to purchase common stock	4,054,256	5,041,268
Unvested restricted stock	115,168	420,541
Unvested restricted stock units	3,312,840	1,878,730
Shares to be issued under ESPP	61,966	76,647
Total	7,544,230	7,417,186
Note 9. Commitments and Contingencies

(a)	Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

(b)	Litigation and Claims
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
In November 2016, Rapid7 LLC and two of our then executive officers were named as defendants in a class action lawsuit which alleged violations of certain Massachusetts wage and hour laws. In the first quarter of 2018, we increased our litigation accrual by $0.4 million to $0.6 million which reflects the amount of the settlement agreement entered into in July 2018.

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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
North America	$49,519	$40,218	$95,896	$78,211
Other	8,922	7,225	17,060	14,477
Total	$58,441	$47,443	$112,956	$92,688
Of the total net revenues generated in North America, 96% and 93% of the revenues were generated in the United States for the three months ended June 30, 2018 and 2017, respectively, and 96% and 93% of the revenues were generated in the United States for the six months ended June 30, 2018 and 2017, respectively.
Property and equipment, net by geographic area was as follows:

	As of June 30, 2018	As of December 31, 2017
	(in thousands)
United States	$9,968	$7,182
Other	1,216	1,407
Total	$11,184	$8,589
Note 11. Related Party Transactions
In October 2015, McAfee LLC (formerly known as Intel Security) announced the end-of-sale for the McAfee Vulnerability Manager to customers and partners, effective January 11, 2016, with end-of-life to follow, and announced that we were named their exclusive vulnerability management partner. Under the terms of the commercial agreement, we incur partner referral fees as customers transition from McAfee Vulnerability Manager to Nexpose. During the three and six months ended June 30, 2018, we recognized sales and marketing expense of $0.3 million and $0.5 million, respectively, related to partner referral fees payable to McAfee LLC. On February 6, 2017, Michael Berry, a member of our Board of Directors, became the Chief Financial Officer of McAfee LLC.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; deferred revenue; our transition to subscription, our business strategy, plans and objectives for future operations; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of June 30, 2018, we had over 7,200 customers in 127 countries, including 54% of the Fortune 100. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 1% of our revenue for the three and six months ended June 30, 2018, respectively, or 2% of our revenue for the three and six months ended June 30, 2017, respectively.
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
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services and Logentries, in a trailing 12-month period by the dollar value of the corresponding customer agreements. We also calculate an expiring renewal rate that is calculated similar to the renewal rate, however it does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. Our renewal rate was 122% and 119% for the three months ended June 30, 2018 and 2017, respectively, and our expiring renewal rate was 89% and 88% for the three months ended June 30, 2018 and 2017, respectively.

Our goal is to maintain what we believe are strong renewal rates, and work to increase them over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions or overall changes in our customers’ spending levels.
We generate revenue from selling products, maintenance and support, and professional services. For the three months ended June 30, 2018 and 2017, 85% and 81% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 15% and 19%, respectively, was derived from the sale of professional services. For the six months ended June 30, 2018 and 2017, 85% and 81% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 15% and 19%, respectively, was derived from the sale of professional services.
For the three months ended June 30, 2018, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 79% of total revenue under ASC 606 and 77% of total revenue under ASC 605. For the six months ended June 30, 2018, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 78% of total revenue under ASC 606 and 76% of total revenue under ASC 605. For the three and six months ended June 30, 2017 recurring revenue was 70% and 69% of total revenue, respectively.
For the three months ended June 30, 2018, 83% of total revenue under ASC 606 and 87% of total revenue under ASC 605, respectively, came from deferred revenue on the balance sheet at the beginning of the respective period. For the six months ended June 30, 2018, 75% of total revenue under ASC 606 and 79% of total revenue under ASC 605, respectively, came from deferred revenue on the balance sheet at the beginning of the respective period. For the three and six months ended June 30, 2017, 88% and 78%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective period.
For the three and six months ended June 30, 2018, we recognized revenue based on the ASU 2014-09, Revenue from Contracts with Customers (Topic 606), however revenue for the three and six months ended June 30, 2017 was recognized based on ASC 605. Therefore, the periods are not directly comparable. For additional information on the impact of the new accounting standard on our revenue, see Note 2, Revenue from Contracts with Customers, in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Other Business Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Total revenue	$58,441	$47,443	$112,956	$92,688
Year-over-year growth	23.2%	27.3%	21.9%	28.6%
Operating cash flow	$(9,114)	$(3,981)	$(1,818)	$(660)

	As of June 30,
	2018	2017
Number of customers	7,216	6,559
Annualized recurring revenue	$198,576	$137,612
Year-over-year growth	44.3%	31.7%
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers. See discussion above regarding the lack of comparability for current periods against historical periods given the adoption of ASC 606 as of January 1, 2018.
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
Annualized Recurring Revenue (ARR) and Growth. ARR is a financial measure that we define as the annual value of all recurring revenue related to contracts in place at the end of the quarter. ARR should be viewed independently of revenue and deferred revenue as ARR is a performance metric and is intended as a supplemental metric, not a replacement for these items.
Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP loss from operations, non-GAAP net loss, non-GAAP net loss per share and adjusted EBITDA. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
The non-GAAP gross profit, non-GAAP loss from operations, non-GAAP net loss and non-GAAP net loss per share exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangible assets, and certain non-recurring items such as acquisition-related expenses, secondary public offering costs and litigation-related expenses. We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of acquired intangible assets allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over several years after the acquisition. We also exclude certain non-recurring items such as acquisition-related expenses, secondary public offering costs and litigation-related expenses as these costs are unrelated to the current operations and neither comparable to the prior period nor predictive of future results, which we believe allows for a more meaningful comparison between the operating results from period to period. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility into the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.
We define adjusted EBITDA as net loss before (1) interest income (expense), net, (2) other income (expense), net, (3) provision for income taxes, (4) depreciation expense, (5) amortization of intangible assets, (6) stock-based compensation expense, and (7) certain non-recurring items. We believe that the use of adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using this non-GAAP financial measure, including that other companies may calculate this measure differently than we do, that it does not reflect our capital expenditures or future requirements for capital expenditures and that it does not reflect changes in, or cash requirements for, our working capital and excludes some items that are cash based.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
GAAP total gross profit	$41,048	$34,364	$78,969	$67,345
Stock-based compensation expense	469	308	843	510
Amortization of acquired intangible assets	893	439	1,801	878
Non-GAAP total gross profit	$42,410	$35,111	$81,613	$68,733

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
GAAP gross profit – products	$29,393	$21,611	$56,236	$42,843
Stock-based compensation expense	157	90	282	150
Amortization of acquired intangible assets	893	439	1,801	878
Non-GAAP gross profit – products	$30,443	$22,140	$58,319	$43,871

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
GAAP gross profit – maintenance and support	$8,603	$9,488	$17,507	$18,412
Stock-based compensation expense	60	81	88	141
Non-GAAP gross profit – maintenance and support	$8,663	$9,569	$17,595	$18,553

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
GAAP gross profit – professional services	$3,052	$3,265	$5,226	$6,090
Stock-based compensation expense	252	137	473	219
Non-GAAP gross profit – professional services	$3,304	$3,402	$5,699	$6,309
The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
GAAP loss from operations	$(14,340)	$(11,897)	$(30,925)	$(22,367)
Stock-based compensation expense	7,350	5,171	13,575	9,450
Amortization of acquired intangible assets	933	483	1,881	968
Acquisition-related expenses	—	80	—	80
Secondary public offering costs	65	—	205	—
Litigation-related expenses	—	—	400	—
Non-GAAP loss from operations	$(5,992)	$(6,163)	$(14,864)	$(11,869)

The following table reconciles GAAP net loss to non-GAAP net loss for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
GAAP net loss	$(14,333)	$(11,637)	$(30,694)	$(22,182)
Stock-based compensation expense	7,350	5,171	13,575	9,450
Amortization of acquired intangible assets	933	483	1,881	968
Acquisition-related expenses	—	80	—	80
Secondary public offering costs	65	—	205	—
Litigation-related expenses	—	—	400	—
Non-GAAP net loss	$(5,985)	$(5,903)	$(14,633)	$(11,684)
Non-GAAP net loss per share, basic and diluted	$(0.13)	$(0.14)	$(0.32)	$(0.28)
Weighted-average common shares outstanding, basic and diluted	46,279,947	42,681,287	45,746,513	42,395,450
The following table reconciles GAAP net loss to adjusted EBITDA for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2018	2017	2018	2018	2017
	Under ASC 606	Under ASC 605	Under ASC 605	Under ASC 606	Under ASC 605	Under ASC 605
Net loss	$(14,333)	$(14,015)	$(11,637)	$(30,694)	$(28,403)	$(22,182)
Interest (income) expense, net	(464)	(464)	(218)	(705)	(705)	(387)
Other (income) expense, net	326	326	(229)	248	248	(114)
Provision for income taxes	131	131	187	226	226	316
Depreciation expense	1,642	1,642	1,130	3,025	3,025	2,268
Amortization of intangible assets	1,036	1,036	483	2,052	2,052	968
Stock-based compensation expense	7,350	7,350	5,171	13,575	13,575	9,450
Acquisition-related expenses	—	—	80	—	—	80
Secondary public offering costs	65	65	—	205	205	—
Litigation-related expenses	—	—	—	400	400	—
Adjusted EBITDA	$(4,247)	$(3,929)	$(5,033)	$(11,668)	$(9,377)	$(9,601)
Adoption of Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), which replaced the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition (ASC 605). The new revenue standard outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. The new revenue standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.
We adopted ASC 606 effective on January 1, 2018 using the modified retrospective method. Under this method of adoption, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. See Note 2, Revenue from Contracts with Customers, in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of the impact of the adoption of ASC 606 and changes in accounting policies relating to revenue recognition and accounting for costs to obtain and fulfill a customer contract. For the three and six months ended June 30, 2018, we recognized revenue based on ASC 606; however, revenue for the three and six months ended June 30, 2017 was recognized based on ASC 605. Therefore, the periods are not directly comparable.

Components of Results of Operations
Revenue
We generate revenue primarily from selling products, maintenance and support and professional services through a variety of delivery models to meet the needs of our diverse customer base.
Products
We generate products revenue from the sale of (1) term or perpetual software licenses for our Nexpose, Metasploit and AppSpider products, term licenses for our Komand product offering, as well as associated content subscriptions for our Nexpose and Metasploit products, (2) managed services offerings which utilize either our InsightVM, AppSpider or InsightIDR products and (3) cloud-based subscriptions for our InsightVM, InsightIDR, InsightAppSec, InsightOps, AppSpider and Logentries products. We also generate appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers.
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
Cost of Products
Cost of products consists of personnel and related costs for our content, managed service and cloud operations team, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead costs, which consist of IT, information security, recruiting, facilities and depreciation. All allocated overhead costs are allocated based on relative headcount. Also included in cost of products are software license fees, hardware, cloud computing costs and internet connectivity expenses directly related to delivering our products, amortization of contract fulfillment costs, as well as amortization of certain intangible assets including internally developed software.
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
We expect research and development expense to increase on an absolute dollar basis in the near term as we continue to increase investments in our products and technology platform innovation, but to remain relatively consistent as a percentage of total revenue.
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
Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$39,043	$27,168	$74,322	$53,110
Maintenance and support	10,610	11,338	21,363	22,140
Professional services	8,788	8,937	17,271	17,438
Total revenue	58,441	47,443	112,956	92,688
Cost of revenue:(1)
Products	9,650	5,557	18,086	10,267
Maintenance and support	2,007	1,850	3,856	3,728
Professional services	5,736	5,672	12,045	11,348
Total cost of revenue	17,393	13,079	33,987	25,343
Operating expenses:(1)
Research and development	16,082	11,873	32,804	23,266
Sales and marketing	31,157	27,132	60,209	51,942
General and administrative	8,149	7,256	16,881	14,504
Total operating expenses	55,388	46,261	109,894	89,712
Loss from operations	(14,340)	(11,897)	(30,925)	(22,367)
Interest income (expense), net	464	218	705	387
Other income (expense), net	(326)	229	(248)	114
Loss before income taxes	(14,202)	(11,450)	(30,468)	(21,866)
Provision for income taxes	131	187	226	316
Net loss	$(14,333)	$(11,637)	$(30,694)	$(22,182)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$469	$308	$843	$510
Research and development	2,850	1,689	5,416	3,202
Sales and marketing	2,055	1,779	3,618	3,182
General and administrative	1,976	1,395	3,698	2,556
Total stock-based compensation expense	$7,350	$5,171	$13,575	$9,450

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,306	$658	$2,543	$1,319
Research and development	336	249	624	505
Sales and marketing	710	478	1,303	971
General and administrative	326	228	607	442
Total depreciation and amortization expense	$2,678	$1,613	$5,077	$3,237

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Statement of Operations Data:
Revenue:
Products	66.8%	57.3%	65.8%	57.3%
Maintenance and support	18.2	23.9	18.9	23.9
Professional services	15.0	18.8	15.3	18.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	16.5	11.7	16.0	11.1
Maintenance and support	3.5	3.9	3.4	4.0
Professional services	9.8	12.0	10.7	12.2
Total cost of revenue	29.8	27.6	30.1	27.3
Operating expenses:
Research and development	27.5	25.0	29.0	25.1
Sales and marketing	53.3	57.2	53.3	56.0
General and administrative	13.9	15.3	15.0	15.7
Total operating expenses	94.7	97.5	97.3	96.8
Loss from operations	(24.5)	(25.1)	(27.4)	(24.1)
Interest income (expense), net	0.8	0.5	0.6	0.4
Other income (expense), net	(0.6)	0.5	(0.2)	0.1
Loss before income taxes	(24.3)	(24.1)	(27.0)	(23.6)
Provision for income taxes	0.2	0.4	0.2	0.3
Net loss	(24.5)%	(24.5)%	(27.2)%	(23.9)%
Comparison of the Three Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue:
Products	$39,043	$27,168	$11,875	43.7%
Maintenance and support	10,610	11,338	(728)	(6.4)
Professional services	8,788	8,937	(149)	(1.7)
Total revenue	$58,441	$47,443	$10,998	23.2%
Total revenue increased by $11.0 million in the three months ended June 30, 2018 compared to the same period in 2017. The increase in revenue included a $0.8 million increase from new customers. The increase in revenue attributed to new customers included 657 new customers added since June 30, 2017 and a full fiscal quarter of revenue related to new customers added in the three months ended June 30, 2017. Revenue also increased in the three months ended June 30, 2018 compared to the same period in 2017 due to $13.3 million in additional revenue from existing customers. The revenue increase was partially offset by a $3.1 million decrease in revenue as a result of the adoption of ASC 606. Refer to Note 2, Revenue from Customer Contracts, in the notes to our consolidated financial statements for further details regarding the impact of the adoption of ASC 606. The increase in total revenue in the three months ended June 30, 2018 compared to the same period in 2017 was comprised of $11.7 million generated from sales in North America and $2.4 million generated from sales from the rest of the world. The revenue increase generated from sales in North America and rest of world were partially offset by a $2.4 million decrease in revenue in North America and a $0.7 million decrease in revenue in the rest of the world due to the adoption of ASC 606.

Cost of Revenue

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue:
Products	$9,650	$5,557	$4,093	73.7%
Maintenance and support	2,007	1,850	157	8.5
Professional services	5,736	5,672	64	1.1
Total cost of revenue	$17,393	$13,079	$4,314	33.0%
Gross margin %:
Products	75.3%	79.5%
Maintenance and support	81.1	83.7
Professional services	34.7	36.5
Total gross margin %	70.2%	72.4%
Total cost of revenue increased by $4.3 million in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to a $1.7 million increase in personnel costs, inclusive of a $0.2 million increase in stock-based compensation expense, resulting from an increase in headcount from 200 as of June 30, 2017 to 237 as of June 30, 2018, as well as the timing effect of when our headcount additions were hired in 2018 and 2017, to support our growing customer base. Our increase in total cost of revenue also included a $1.3 million increase in cloud computing costs related to growing cloud-based subscription revenue, a $0.5 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.5 million increase in intangible assets amortization primarily due to our acquisition of Komand in July 2017, a $0.1 million increase in amortization expense for capitalized internally-developed software, and a $0.2 million increase in other expenses. Total cost of revenue was not materially impacted by the adoption of ASC 606.
Total gross margin percentage decreased for the three months ended June 30, 2018 compared to the same period in 2017. The decrease in products gross margin for the three months ended June 30, 2018 was due to an increase in revenue from cloud-based subscriptions and managed services which have lower gross margins than our licensed software products in addition to a reduction in products revenue of $2.0 million as a result of the adoption of ASC 606. The decrease in maintenance and support gross margin for the three months ended June 30, 2018 was primarily due to a reduction of maintenance and support revenue of $0.9 million as a result of the adoption of ASC 606. The decrease in professional services gross margin for the three months ended June 30, 2018 was primarily due to a reduction in professional services revenue of $0.2 million as a result of the adoption of ASC 606.
Operating Expenses
Research and Development Expense

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$16,082	$11,873	$4,209	35.5%
% of revenue	27.5%	25.0%
Research and development expense increased by $4.2 million in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to a $3.2 million increase in personnel costs, an increase of $0.5 million in allocated overhead driven largely by an increase in IT and facilities costs, an increase of $0.3 million in third-party infrastructure costs related to development of new and future offerings and an increase of $0.1 million in other expenses. The $3.2 million increase in personnel costs was primarily due to a $2.5 million increase in salaries and related costs driven by growth in headcount from 229 as of June 30, 2017 to 302 as of June 30, 2018, which included 12 employees acquired in the July 2017 Komand acquisition, as well as the timing effect of when our headcount additions were hired in 2018 and 2017, and a $1.1 million increase in stock-based compensation expense, partially offset by a $0.4 million increase in personnel costs that were capitalized as internal-use software costs.

Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$31,157	$27,132	$4,025	14.8%
% of revenue	53.3%	57.2%
Sales and marketing expense increased by $4.0 million in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to a $5.6 million increase in personnel costs due to an increase in headcount from 400 as of June 30, 2017 to 515 as of June 30, 2018, inclusive of a $0.3 million increase in stock-based compensation expense, as well as the timing effect of when our headcount additions were hired in 2018 and 2017 to drive additional sales and higher commissions earned. Our increase in sales and marketing expense also included a $0.8 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.4 million increase in event marketing costs due to the timing of an annual event and a $0.4 million increase in travel and entertainment expense. These increases were partially offset by a $0.5 million decrease in partner referral fees. In addition, the sales and marketing expense increase was partially offset by a $2.7 million decrease in personnel costs as a result of capitalized commission costs net of amortization expense due to the adoption of ASC 606.
General and Administrative Expense

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$8,149	$7,256	$893	12.3%
% of revenue	13.9%	15.3%
General and administrative expense increased by $0.9 million in the three months ended June 30, 2018 compared to the same period in 2017, primarily due to $0.6 million increase in personnel costs, inclusive of a $0.6 million increase in stock-based compensation expense, as a result of an increase in headcount from 117 as of June 30, 2017 to 150 as of June 30, 2018 as well as the timing effect of when our headcount additions were hired in 2018 and 2017, in order to support our overall company growth, $0.1 million in secondary public offering expenses and a $0.2 million increase in allocated overhead, driven largely by an increase in IT and facilities costs.
Interest Income (Expense), Net

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Interest income (expense), net	$464	$218	$246	112.8%
% of revenue	0.8%	0.5%
Interest income (expense), net increased by $0.2 million in the three months ended June 30, 2018 compared to the same period in 2017 primarily due to higher interest income as a result of the increase in investments with higher-yield securities and rising interest rates.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense), net	$(326)	$229	$(555)	(242.4)%
% of revenue	(0.6)%	0.5%
Other income (expense), net decreased by $0.6 million in the three months ended June 30, 2018 compared to the same period in 2017 primarily due to changes in realized and unrealized foreign currency gains and losses, specifically related to the euro and British pound sterling.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Provision for income taxes	$131	$187	$(56)	(29.9)%
% of revenue	0.2%	0.4%
Provision for income taxes decreased nominally in the three months ended June 30, 2018 compared to the same period in 2017.
Comparison of the Six Months Ended June 30, 2018 and 2017
Revenue

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue:
Products	$74,322	$53,110	$21,212	39.9%
Maintenance and support	21,363	22,140	(777)	(3.5)
Professional services	17,271	17,438	(167)	(1.0)
Total revenue	$112,956	$92,688	$20,268	21.9%
Total revenue increased by $20.3 million in the six months ended June 30, 2018 compared to the same period in 2017. The increase in revenue included a $3.5 million increase from new customers. The increase in revenue attributed to new customers included 657 new customers added since June 30, 2017 and a full six months of revenue related to new customers added in the six months ended June 30, 2017. Revenue also increased in the six months ended June 30, 2018 compared to the same period in 2017 due to $23.6 million in additional revenue from existing customers. The revenue increase was partially offset by a $6.8 million decrease in revenue due to the adoption of ASC 606. Refer to Note 2, Revenue from Customer Contracts, in the notes to our consolidated financial statements for further details regarding the impact of the adoption of ASC 606. The increase in total revenue in the six months ended June 30, 2018 compared to the same period in 2017 was comprised of $23.1 million generated from sales in North America and $4.0 million generated from sales from the rest of the world. The revenue increase generated from sales in North America and the rest of the world were partially offset by a $5.4 million decrease in revenue in North America and a $1.4 million decrease in revenue in the rest of the world due to the adoption of ASC 606.
Cost of Revenue

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue:
Products	$18,086	$10,267	$7,819	76.2%
Maintenance and support	3,856	3,728	128	3.4
Professional services	12,045	11,348	697	6.1
Total cost of revenue	$33,987	$25,343	$8,644	34.1%
Gross margin %:
Products	75.7%	80.7%
Maintenance and support	82.0	83.2
Professional services	30.3	34.9
Total gross margin %	69.9%	72.7%
Total cost of revenue increased by $8.6 million in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to a $3.3 million increase in personnel costs, inclusive of a $0.3 million increase in stock-based compensation expense, resulting from an increase in headcount from 200 as of June 30, 2017 to 237 as of June 30, 2018, as well as the timing effect of when our headcount additions were hired in 2018 and 2017, to support our growing customer base. Our increase in total cost of revenue also included a $2.8 million increase in cloud computing costs related to growing cloud-based subscription revenue, a $1.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs, and a $0.9 million increase in intangible assets amortization primarily due to our acquisition of Komand in July 2017, a $0.2 million increase in amortization expense for capitalized internally-developed software, and a $0.2 million increase in other expenses. Total cost of revenue was not materially impacted by the adoption of ASC 606.
Total gross margin percentage decreased for the six months ended June 30, 2018 compared to the same period in 2017. The decrease in products gross margin for the six months ended June 30, 2018 was due to an increase in revenue from cloud-based subscriptions and managed services which have lower gross margins than our licensed software products in addition to a reduction in products revenue of $4.5 million as a result of the adoption of ASC 606. The decrease in maintenance and support gross margin for the six months ended June 30, 2018 was primarily due to a reduction of maintenance and support revenue of $1.9 million as a result of the adoption of ASC 606. The decrease in professional services gross margin for the six months ended June 30, 2018 was primarily due to lower utilization in addition to a reduction in professional services revenue of $0.4 million as a result of the adoption of ASC 606.
Operating Expenses
Research and Development Expense

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$32,804	$23,266	$9,538	41.0%
% of revenue	29.0%	25.1%
Research and development expense increased by $9.5 million in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to a $6.3 million increase in personnel costs, an increase of $1.4 million in allocated overhead driven largely by an increase in IT and facilities costs, an increase of $0.6 million in third-party cloud infrastructure costs related to development of new and future offerings, an increase of $0.6 million for a global developers conference, an increase of $0.4 million in travel and entertainment expenses and an increase of $0.2 million of other expenses. The $6.3 million increase in personnel costs was primarily due to a $5.2 million increase in salaries and related costs driven by growth in headcount from 229 as of June 30, 2017 to 302 as of June 30, 2018, which included 12 employees acquired in the July 2017 Komand acquisition, as well as the timing effect of when our headcount additions were hired in 2018 and 2017, and a $2.2 million increase in stock-based compensation expense, partially offset by $1.1 million of personnel costs that were capitalized as internal-use software costs in the six months ended June 30, 2018.
Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$60,209	$51,942	$8,267	15.9%
% of revenue	53.3%	56.0%
Sales and marketing expense increased by $8.3 million in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to a $10.8 million increase in personnel costs due to an increase in headcount from 400 as of June 30, 2017 to 515 as of June 30, 2018, inclusive of a $0.4 million increase in stock-based compensation expense, as well as the timing effect of when our headcount additions were hired in 2018 and 2017 to drive additional sales and higher commission earned. Our increase in sales and marketing expense also included a $1.8 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.7 million increase in travel and entertainment expense and a $0.5 million increase in other expenses. These increases were partially offset by a $1.1 million decrease in partner referral fees. In addition, the sales and marketing expense increase was partially offset by a $4.4 million decrease in personnel costs as a result of capitalized commission costs net of amortization expense due to the adoption of ASC 606.

General and Administrative Expense

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$16,881	$14,504	$2,377	16.4%
% of revenue	15.0%	15.7%
General and administrative expense increased by $2.4 million in the six months ended June 30, 2018 compared to the same period in 2017, primarily due to $1.5 million increase in personnel costs, inclusive of a $1.1 million increase in stock-based compensation expense, as a result of an increase in headcount from 117 as of June 30, 2017 to 150 as of June 30, 2018 as well as the timing effect of when our headcount additions were hired in 2018 and 2017, in order to support our overall company growth, $0.4 million of litigation-related expenses, $0.2 million in secondary public offering expenses and a $0.3 million increase in allocated overhead, driven largely by an increase in IT and facilities costs.
Interest Income (Expense), Net

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Interest income (expense), net	$705	$387	$318	82.2%
% of revenue	0.6%	0.4%
Interest income (expense), net increased by $0.3 million in the six months ended June 30, 2018 compared to the same period in 2017 primarily due to higher interest income as a result of the increase in investments with higher-yield securities and rising interest rates. In the six months ended June 30, 2017, net interest income was partially offset by interest expense due to non-cash interest charges related to the accretion of the liability associated with deferred acquisition payments.
Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense), net	$(248)	$114	$(362)	(317.5)%
% of revenue	(0.2)%	0.1%
Other income (expense), net decreased by $0.4 million in the six months ended June 30, 2018 compared to the same period in 2017 primarily due to changes in realized and unrealized foreign currency gains and losses, specifically related to the euro and British pound sterling.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Provision for income taxes	$226	$316	$(90)	(28.5)%
% of revenue	0.2%	0.3%
Provision for income taxes decreased nominally in the six months ended June 30, 2018 compared to the same period in 2017.
Liquidity and Capital Resources
Our principal sources of liquidity are cash and cash equivalents, equity financing transactions, investments and collections from our accounts receivable. To date, we have financed our operations primarily through private and public equity financings and through cash generated by operating activities. In January 2018, we completed a public offering of 1,500,000 shares of our common stock for net proceeds of $30.9 million. As of June 30, 2018, we had $100.7 million in cash and cash equivalents, $17.9 million in short- and long-term investments that have maturities ranging from 3 months to 2 years and an accumulated deficit of $439.7 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future.
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
The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$51,762	$53,148
Net cash used in operating activities	(1,818)	(660)
Net cash provided by (used in) investing activities	15,410	(4,117)
Net cash provided by financing activities	36,191	4,553
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(314)	144
Cash, cash equivalents and restricted cash at end of period	$101,231	$53,068
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment.
Operating Activities
Operating activities used $1.8 million of cash and cash equivalents in the six months ended June 30, 2018, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash provided by operating activities reflected our net loss of $30.7 million, offset by a decrease in our net operating assets and liabilities of $9.4 million and non-cash charges of $19.5 million related primarily to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $24.6 million decrease in accounts receivable driven by cash collections and a $2.4 million increase in accounts payable which each had a positive impact on operating cash flow. These factors were partially offset by a $7.8 million decrease in accrued expenses primarily as a result of the payout of annual bonuses and higher year-end commissions, a $1.0 million decrease in deferred revenue, a $4.5 million increase in deferred contract acquisition and fulfillment costs, a $3.6 million increase in prepaid expenses and other assets and a $0.7 million decrease in other liabilities, which each had a negative impact on operating cash flow.
Operating activities used $0.7 million of cash and cash equivalents in the six months ended June 30, 2017, which reflects our continued growth in revenue offset by continued investments in our operations and the impact of the timing of working capital items. Cash used in operating activities reflected our net loss of $22.2 million, offset by a decrease in our net operating assets and liabilities of $8.4 million and non-cash charges of $13.1 million related primarily to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $11.4 million increase in deferred revenue from sales of our products and services, a $1.2 million decrease in accounts receivable and a $0.4 million decrease in prepaid and other current assets, which each had a positive impact on operating cash flow. These factors were offset by a $2.1 million decrease in accrued expenses, which was largely the result of annual bonus and commission payments, a $1.7 million decrease in accounts payable and a $0.8 million decrease in other liabilities, which each had a negative impact on operating cash flow.

Investing Activities
Investing activities provided $15.4 million of cash in the six months ended June 30, 2018, consisting of $33.1 million of investment sales and maturities offset by $10.6 million used for purchases of investments, $5.7 million in capital expenditures to purchase computer equipment and leasehold improvements and $1.4 million for the capitalization of internal-use software costs.
Investing activities used $4.1 million of cash in the six months ended June 30, 2017, consisting of $15.8 million used for purchases of investments, offset by $14.6 million of investment sales and maturities, $2.6 million in capital expenditures to purchase computer equipment and leasehold improvements and $0.3 million for the capitalization of internal-use software costs.

Financing Activities
Financing activities provided $36.2 million of cash in the six months ended June 30, 2018, which consisted primarily of $30.9 million in net proceeds from a secondary public offering in January 2018, $4.7 million in proceeds from the exercise of stock options and $1.6 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), partially offset by $1.0 million in withholding taxes paid for the net share settlement of equity awards.
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
Contractual Obligations and Commitments
As of June 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Japan, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at June 30, 2018 would not have been material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
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
As of June 30, 2018, we had cash and cash equivalents of $100.7 million, consisting of bank deposits, money market funds and commercial paper. We also had short- and long-term investments of $17.9 million, consisting of U.S. government agencies, commercial paper and corporate bonds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2018. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
In connection with our adoption of the new revenue recognition accounting standard (Revenue from Contracts with Customers (Topic 606) effective January 1, 2018, we implemented internal controls to ensure we adequately evaluated our contracts with customers and properly assessed the impact of the new accounting standard related to revenue recognition on our consolidated financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard. Additionally, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In November 2016, Rapid7 LLC and two of our then executive officers were named as defendants in a class action lawsuit which alleged violations of certain Massachusetts wage and hour laws. In the first quarter of 2018, we increased our litigation accrual by $0.4 million to $0.6 million which reflects the settlement agreement amount entered into in July 2018.
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
We have posted a net loss in each year since inception, including net losses of $45.5 million, $49.0 million and $49.9 million in the years ended December 31, 2017, 2016 and 2015, respectively. As of June 30, 2018, we had an accumulated deficit of $439.7 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:

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

•	our shift to a more subscription-based model may result in confusion among new or existing customers (which could slow adoption rates), partners and investors;

•	our shift to a more subscription-based model may result in lower-than-expected sales performance;

•	if our customers do not renew their subscriptions, our revenue may decline over the long-term and our business may suffer;

•	our relationships with existing channel partners that resell perpetual licenses may be damaged;

•	we may incur sales compensation costs at a higher than forecasted rate if the pace of our subscription transition is faster than anticipated; and

•	the shift to a more subscription-based strategy may reduce upfront cash collection and may have a negative impact on cash flow from operations over the short-term.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the six months ended June 30, 2018 and 2017, operations located outside of North America generated 15% and 16% of our revenue, respectively. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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
We utilize third-party data centers located in Boston, Massachusetts, in addition to operating and maintaining certain elements of our own network infrastructure. We also utilize Amazon Web Services for our Insight Platform infrastructure. Some elements of our complex infrastructure are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. More specifically, certain of our products, in particular our Managed Vulnerability Management (Nexpose), InsightIDR, InsightVM, InsightAppSec, InsightOps and Logentries products, are hosted on Amazon Web Services, which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our products, network infrastructure and website.

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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the six months ended June 30, 2018 and 2017, we incurred 15% and 16%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the six months ended June 30, 2018 and 2017, 7% and 5%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
Changes in financial accounting standards may adversely impact our reported results of operations.
A change in accounting standards or practices could adversely affect our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. The ASU will be effective for us in the first quarter of 2019, with early adoption permitted. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements. Although we have not finalized our evaluation of the impact of adoption of the ASU on our consolidated financial statements, we expect there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for leases currently classified as operating leases. These and other changes to existing rules or the questioning of current practices may adversely affect our operating results.
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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, HIPAA, the Gramm Leach Bliley Act and state breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation ((EU) 2016/679, or GDPR, which went into effect in May 2018 and is designed to update current privacy laws to better reflect the digital economy and to unify data protection within the European Union, or EU, under a single law and laws implemented by EU member states which contain derogations from, or exemptions or authorizations for the purposes of, the GDPR, or which are otherwise intended to supplement the GDPR and any legislation that replaces or converts into domestic law the GDPR or any other law relating to data protection, the processing of personal data and privacy as a consequence of the United Kingdom leaving the EU. The GDPR will likely result in significantly greater risks, compliance burdens and costs for companies with users and operations in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. These laws are broad in their application and apply when we do business with EU-based customers and our U.S.-based customers that collect and use personal data that originates from individuals resident in the EU. They also apply to transfers of information between us and our European Union-based subsidiaries, including employee information. Further, many U.S. federal and state and other foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, in the past we have relied on the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they were adhering to relevant European standards for data protection. On October 6, 2015, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Safe Harbor Framework. On February 2, 2016, the U.S. and E.U. announced agreement on a new framework for transatlantic data flows entitled the EU-US Privacy Shield and we self-certified under the EU-US Privacy Shield framework on December 20, 2016. However, it is possible that Privacy Shield may also be challenged in the future, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. The EU is monitoring the arrangement, and the EU Commissioner and the U.S. Department of Commerce carry out annual joint reviews, the first of which took place in September 2017. Non-compliance with the transfer restrictions could result in the EU data protection authorities imposing a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.
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
As of December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, of $116.6 million and $81.0 million, respectively, available to offset future taxable income, which expire in various years beginning in 2030 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percentage point ownership change over a three-year testing period. Based upon our analysis as of December 31, 2017, we determined that although a small limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.
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
Taxing jurisdictions, including state, local and foreign taxing authorities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. While we believe that we are currently in material compliance with our obligations under applicable taxing regimes, one or more states, localities or countries may seek to impose additional sales or other tax collection obligations on us, including for past sales. It is possible that we could face sales tax audits and that such audits could result in tax-related liabilities for which we have not accrued. A successful assertion that we should be collecting additional sales or other taxes on our offerings in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our offerings or otherwise harm our business and operating results.
In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations thereof, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, all of which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $33.92 through August 1, 2018. Factors that may affect the market price of our common stock include:

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
We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the end of our fiscal year ending December 31, 2018 because we will then qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates. For as long as we qualify as an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions and provide reduced disclosure. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the end of the fiscal year ending December 31, 2018, at which time we will no longer qualify as an “emerging growth company” as defined in the JOBS Act because we will qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. We will be required to disclose significant changes made in our internal control procedures on a quarterly basis.
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

RAPID7, INC.

Date: August 7, 2018	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)