Form 10-Q
period 2018-09-30
Rapid7, Inc.
filed 2018-11-07
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2018, there were 47,324,670 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$131,160	$51,562
Short-term investments	140,633	39,178
Accounts receivable, net of allowance for doubtful accounts of $1,477 and $1,478 at September 30, 2018 and December 31, 2017, respectively	53,771	73,661
Deferred contract acquisition and fulfillment costs, current portion	10,376	—
Prepaid expenses and other current assets	11,616	8,877
Total current assets	347,556	173,278
Long-term investments	39,275	1,102
Property and equipment, net	11,859	8,589
Goodwill	83,164	83,164
Intangible assets, net	16,023	16,640
Deferred contract acquisition and fulfillment costs, non-current portion	23,174	—
Other assets	906	1,363
Total assets	$521,957	$284,136
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,766	$2,240
Accrued expenses	27,392	29,728
Deferred revenue, current portion	159,408	155,811
Other current liabilities	838	1,706
Total current liabilities	190,404	189,485
Convertible senior notes, net	172,165	—
Deferred revenue, non-current portion	63,680	68,689
Other long-term liabilities	2,607	1,809
Total liabilities	428,856	259,983
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; 0 shares issued at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at September 30, 2018 and December 31, 2017; 47,773,400 and 44,540,544 shares issued at September 30, 2018 and December 31, 2017, respectively; 47,286,592 and 44,053,736 shares outstanding at September 30, 2018 and December 31, 2017, respectively	473	441
Treasury stock, at cost, 486,808 shares at September 30, 2018 and December 31, 2017	(4,764)	(4,764)
Additional paid-in-capital	549,101	463,428
Accumulated other comprehensive loss	(144)	(39)
Accumulated deficit	(451,565)	(434,913)
Total stockholders’ equity	93,101	24,153
Total liabilities and stockholders’ equity	$521,957	$284,136
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Products	$43,829	$29,626	$118,151	$82,736
Maintenance and support	10,614	11,654	31,977	33,794
Professional services	7,922	9,241	25,193	26,679
Total revenue	62,365	50,521	175,321	143,209
Cost of revenue:
Products	10,294	6,888	28,380	17,155
Maintenance and support	1,901	1,739	5,757	5,467
Professional services	5,615	5,740	17,660	17,088
Total cost of revenue	17,810	14,367	51,797	39,710
Total gross profit	44,555	36,154	123,524	103,499
Operating expenses:
Research and development	17,111	13,570	49,915	36,836
Sales and marketing	30,570	28,224	90,779	80,166
General and administrative	8,175	7,402	25,056	21,906
Total operating expenses	55,856	49,196	165,750	138,908
Loss from operations	(11,301)	(13,042)	(42,226)	(35,409)
Other income (expense), net:
Interest income	813	209	1,520	666
Interest expense	(1,679)	(11)	(1,681)	(81)
Other income (expense), net	181	235	(67)	349
Loss before income taxes	(11,986)	(12,609)	(42,454)	(34,475)
Provision for (benefit from) income taxes	(155)	(2,325)	71	(2,009)
Net loss	$(11,831)	$(10,284)	$(42,525)	$(32,466)
Net loss per share, basic and diluted	$(0.25)	$(0.24)	$(0.92)	$(0.76)
Weighted-average common shares outstanding, basic and diluted	46,914,077	43,279,025	46,139,978	42,693,212
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(11,831)	$(10,284)	$(42,525)	$(32,466)
Other comprehensive gain (loss):
Change in fair value of investments	(120)	23	(105)	(7)
Adjustment for net losses realized and included in net loss	—	—	—	3
Total change in unrealized losses on investments	(120)	23	(105)	(4)
Comprehensive loss	$(11,951)	$(10,261)	$(42,630)	$(32,470)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(42,525)	$(32,466)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,737	5,304
Amortization of debt discount and issuance costs	1,296	—
Stock-based compensation expense	20,999	14,738
Provision for doubtful accounts	480	509
Deferred income taxes	—	(2,632)
Foreign currency re-measurement loss (gain)	566	(410)
Other non-cash (income) expense	(345)	214
Changes in operating assets and liabilities:
Accounts receivable	19,287	130
Deferred contract acquisition and fulfillment costs	(6,385)	—
Prepaid expenses and other assets	(2,434)	601
Accounts payable	565	(322)
Accrued expenses	(2,174)	803
Deferred revenue	(2,313)	19,580
Other liabilities	(622)	(965)
Net cash (used in) provided by operating activities	(5,868)	5,084
Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(14,717)
Purchases of property and equipment	(8,404)	(3,506)
Capitalization of internal-use software costs	(2,505)	(756)
Purchases of investments	(178,945)	(21,684)
Sales/maturities of investments	39,576	24,522
Net cash used in investing activities	(150,278)	(16,141)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $6,471	223,529	—
Purchase of capped calls related to convertible senior notes	(26,910)	—
Proceeds from secondary public offering, net of offering costs of $608	30,907	—
Deferred business acquisition payment	—	(796)
Taxes paid related to net share settlement of equity awards	(1,712)	(468)
Proceeds from employee stock purchase plan	3,637	2,914
Proceeds from stock option exercises	6,521	4,995
Net cash provided by financing activities	235,972	6,645
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(428)	319
Net increase (decrease) in cash, cash equivalents and restricted cash	79,398	(4,093)
Cash, cash equivalents and restricted cash, beginning of period	51,762	53,148
Cash, cash equivalents and restricted cash, end of period	$131,160	$49,055
Supplemental cash flow information:
Cash paid for income taxes	$389	$759
Non-cash financing activities:
Convertible senior notes issuance costs incurred but not paid	$462	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies
Description of Business
Rapid7, Inc. and its subsidiaries ("we", "us" or "our") are trusted by IT and security professionals around the world to manage risk, simplify modern IT complexity, and drive innovation. Our analytics help transform today's vast amount of security and IT data into the answers needed to securely develop and operate sophisticated IT networks and applications.
In August 2018, we issued $230.0 million aggregate principal amount of 1.25% convertible senior notes due 2023 (the Notes). The total net proceeds from the Notes, after deducting initial purchase discounts and estimated debt issuance costs, were $223.1 million. In connection with the issuance of the Notes, we entered into capped call transactions with certain counterparties (the Capped Calls). We used $26.9 million of the net proceeds from the Notes to purchase the Capped Calls, which have an initial strike price of $41.59 per share which corresponds to the initial conversion price of the Notes. The Capped Calls are expected to offset potential dilution to our common stock upon conversion of the Notes. The Capped Calls have an initial cap price of $63.98 per share, subject to certain adjustments.
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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

Term and Perpetual Licenses
Prior to the adoption of ASC 606, we recognized revenue for our term and perpetual licenses over the contractual period of maintenance and support due to the lack of vendor-specific objective evidence of selling price of maintenance and support. Under ASC 606, for our term and perpetual licenses which are not dependent on the continued delivery of content subscriptions, revenue is recognized at the time of delivery. For our perpetual licenses where the utility to the customer is dependent on the continued delivery of content subscriptions, the content subscription renewal option results in a material right with respect to the perpetual license. As a result, revenue related to the sale of these perpetual licenses is recognized ratably over the customer's estimated economic life of 5 years. The net impact of these changes resulted in a $6.7 million adjustment to accumulated deficit with an associated increase to deferred revenue.

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
Accounting Pronouncements Not Yet Effective
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard will be effective for us in the first quarter of 2020, with early adoption permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements for fair value measurements. The new standard will be effective for us in the first quarter of 2020, with early adoption permitted. This ASU is not expected to have an impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which was further clarified by ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both issued in July 2018. ASU 2016-02 requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets along with additional disclosures. The new standard will be effective for us in the first quarter of 2019. The standard requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being restated or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not restated. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements. We anticipate adopting this standard on January 1, 2019 using the prospective adoption approach and electing the practical expedients allowed under the standard. Although we have not finalized our evaluation of the impact of adoption of the standard on our consolidated financial statements, we expect there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for leases currently classified as operating leases.
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
The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in thousands)
Subscription revenue	$35,860	$95,990
Term and perpetual software licenses	7,461	19,717
Maintenance and support	10,614	31,977
Professional services	7,922	25,193
Other	508	2,444
Total revenue	$62,365	$175,321

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our product or service for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in thousands)
United States	$51,341	$143,372
All other	11,024	31,949
Total revenue	$62,365	$175,321

Subscription Revenue
Subscription revenue consists of revenue from our cloud-based subscription, managed services offerings and content subscriptions associated with our software licenses. We generate cloud-based subscription revenue primarily from sales of subscriptions to access our cloud platform, together with related support services to our customers. These arrangements do not provide the customer with the right to take possession of our software operating on our cloud platform at any time. Instead, customers are granted continuous access to our cloud platform over the contractual period. Revenue is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our cloud-based subscription contracts generally have terms of 1 to 3 years which are billed in advance and non-cancellable. Managed services offerings consist of fees generated when we operate our software and provide our capabilities on behalf of our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our managed services offerings generally have terms of 1 to 3 years which are billed in advance and non-cancellable. Revenue related to our content subscriptions associated with our software licenses is recognized ratably over the contractual period. Some of our customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at our SSP.

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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three and nine months ended September 30, 2018, we recognized revenue of $53.1 million and $113.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of the period presented.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets, or unbilled receivables, include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of January 1, 2018 and September 30, 2018, contract assets of $0.3 million and $0.6 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet.
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
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the nine months ended September 30, 2018:

Nine Months Ended September 30, 2018
(in thousands)
Beginning balance	$27,165
Capitalization of contract acquisition and fulfillment costs	13,391
Amortization of deferred contract acquisition and fulfillment costs	(7,006)
Ending balance	$33,550

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2018. The estimated revenues do not include unexercised contract renewals.

	Remainder of 2018	2019	2020 and thereafter
	(in thousands)
Subscription revenue	$34,573	$77,739	$29,218
Term and perpetual software licenses	6,038	17,383	22,761
Maintenance and support	9,780	19,440	5,479
The amounts presented in the table above primarily consist of fixed fees which are typically recognized ratably as the performance obligation is satisfied.
As of September 30, 2018, the estimated revenue expected to be recognized in the future related to professional services is $10.7 million. We will recognize this revenue as the professional services are completed, which is expected to occur within the next 12 months or less.
Transition Disclosures
In accordance with the modified retrospective method transition requirements, we will present the financial statement line items impacted and adjusted to compare to presentation under ASC 605 for each of the interim and annual periods during the first year of our adoption of ASC 606.

The following tables summarize the impact as of and for the three and nine months ended September 30, 2018:

	As of September 30, 2018
Balance Sheet	As Reported under ASC 606	Proforma as if ASC 605 was in effect
	(in thousands)
Cash and cash equivalents	$131,160	$131,160
Short-term investments	140,633	140,633
Accounts receivable, net	53,771	53,771
Deferred contract acquisition and fulfillment costs, current portion	10,376	—
Prepaid expenses and other current assets	11,616	11,359
Long-term investments	39,275	39,275
Property and equipment, net	11,859	11,859
Goodwill	83,164	83,164
Intangible assets, net	16,023	16,023
Deferred contract acquisition and fulfillment costs, non-current portion	23,174	—
Other assets	906	906
Total assets	$521,957	$488,150
Accounts payable	2,766	2,766
Accrued expenses	27,392	27,392
Deferred revenue, current portion	159,408	165,673
Other current liabilities	838	838
Convertible senior notes, net	172,165	172,165
Deferred revenue, non-current portion	63,680	46,331
Other long-term liabilities	2,607	2,178
Total liabilities	428,856	417,343
Common stock	473	473
Treasury stock	(4,764)	(4,764)
Additional paid-in-capital	549,101	549,101
Accumulated other comprehensive loss	(144)	(144)
Accumulated deficit	(451,565)	(473,859)
Total stockholders’ equity	93,101	70,807
Total liabilities and stockholders’ equity	$521,957	$488,150
Total reported assets were $33.8 million greater than the proforma balance sheet, which assumes the previous guidance, remained in effect as of September 30, 2018, largely due to deferred contract acquisition and fulfillment costs of $33.6 million.
Total reported liabilities were $11.5 million greater than the proforma balance sheet primarily due to changes in deferred revenue and deferred tax liabilities.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Statement of Operations	As Reported under ASC 606	Proforma as if ASC 605 was in effect	As Reported under ASC 606	Proforma as if ASC 605 was in effect
	(in thousands, except share and per share data)
Revenue:
Products	$43,829	$45,310	$118,151	$124,119
Maintenance and support	10,614	11,467	31,977	34,707
Professional services	7,922	8,730	25,193	26,459
Total revenue	62,365	65,507	175,321	185,285
Cost of revenue:
Products	10,294	10,256	28,380	28,346
Maintenance and support	1,901	1,901	5,757	5,757
Professional services	5,615	5,609	17,660	17,645
Total cost of revenue	17,810	17,766	51,797	51,748
Total gross profit	44,555	47,741	123,524	133,537
Operating expenses:
Research and development	17,111	17,111	49,915	49,915
Sales and marketing	30,570	32,468	90,779	97,213
General and administrative	8,175	8,175	25,056	25,056
Total operating expenses	55,856	57,754	165,750	172,184
Loss from operations	(11,301)	(10,013)	(42,226)	(38,647)
Other income (expense), net:
Interest income	813	813	1,520	1,520
Interest expense	(1,679)	(1,679)	(1,681)	(1,681)
Other income (expense), net	181	181	(67)	(67)
Loss before income taxes	(11,986)	(10,698)	(42,454)	(38,875)
Provision for income taxes	(155)	(155)	71	71
Net loss	$(11,831)	$(10,543)	$(42,525)	$(38,946)
Net loss per share, basic and diluted	$(0.25)	$(0.22)	$(0.92)	$(0.84)
Weighted-average common shares outstanding, basic and diluted	46,914,077	46,914,077	46,139,978	46,139,978
The following summarizes the significant changes on the consolidated statement of operations for the three and nine months ended September 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if we had continued to recognize revenue under ASC 605:

•
Products revenue decreased $1.5 million and $6.0 million for the three and nine months ended September 30, 2018, respectively, under ASC 606 primarily due to perpetual licenses revenue which are dependent on the continued delivery of content subscriptions and the change in the allocation of contract consideration to a relative fair value method under ASC 606 from residual method under ASC 605. As a result of the allocation change, more contract consideration is allocated to license revenue under ASC 606. Given the utility of certain of our perpetual license products are dependent on the continued delivery of content subscriptions, the content subscription renewal option results in a material right with respect to the perpetual license. As a result, revenue allocated to the perpetual license is recognized ratably over the customer's estimated economic life of 5 years rather than over the contractual period of maintenance and support, typically one to three years.

•
Maintenance and support revenue decreased $0.8 million and $2.7 million for the three and nine months ended September 30, 2018, respectively, under ASC 606 primarily due to the change in the allocation of contract consideration to the relative fair value method under ASC 606 from the residual method under ASC 605. As a result of the allocation change, more contract consideration is allocated to license revenue under ASC 606.

•
Professional services revenue decreased $0.8 million and $1.3 million for the three and nine months ended September 30, 2018, respectively, under ASC 606 primarily due to professional services sold together with term or perpetual licenses.

Under ASC 606, the professional services represent distinct performance obligations and therefore are recognized as services are performed. Under ASC 605, professional services sold together with term or perpetual licenses were recognized ratably over the contractual period of maintenance and support.

•
Sales and marketing expense decreased $1.9 million and $6.4 million for the three and nine months ended September 30, 2018, respectively, under ASC 606 primarily due to the capitalization of commissions considered direct and incremental costs to obtain a contract partially offset by amortization of capitalized commissions.

	Nine Months Ended September 30, 2018
Statement of Cash Flows	As Reported under ASC 606	Proforma as if ASC 605 was in effect
	(in thousands)
Net loss	$(42,525)	$(38,946)
Adjustments to reconcile net loss to net cash used in operating activities	30,733	30,733
Changes in operating assets and liabilities:
Accounts receivable	19,287	19,287
Deferred contract acquisition and fulfillment costs	(6,385)	—
Prepaid expenses and other assets	(2,434)	(2,207)
Accounts payable	565	565
Accrued expenses	(2,174)	(2,174)
Deferred revenue	(2,313)	(12,504)
Other liabilities	(622)	(622)
Net cash used in operating activities	$(5,868)	$(5,868)
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

The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$87,829	$—	$—	$87,829
U.S. government agencies	61,376	—	—	61,376
Commercial paper	—	62,881	—	62,881
Corporate bonds	—	45,090	—	45,090
Agency bonds	—	16,509	—	16,509
Asset-backed securities	—	7,475	—	7,475
Total assets	$149,205	$131,955	$—	$281,160

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$95	$—	$—	$95
U.S. government agencies	11,869	—	—	11,869
Commercial paper	—	12,942	—	12,942
Corporate bonds	—	12,964	—	12,964
Asset-backed securities	—	2,505	—	2,505
Total assets	$11,964	$28,411	$—	$40,375

As of September 30, 2018, the fair value of our 1.25% convertible senior notes due 2023, as further described in Note 6, Convertible Senior Notes and Capped Calls, was $255.3 million based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes. We had no liabilities measured and recorded at fair value on a recurring basis as of December 31, 2017.
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$61,437	$—	$(61)	$61,376
Commercial paper	56,146	—	—	56,146
Corporate bonds	38,445	1	(44)	38,402
Agency bonds	16,544	—	(35)	16,509
Asset-backed securities	7,480	—	(5)	7,475
Total assets	$180,052	$1	$(145)	$179,908
Our available-for-sale investments as of September 30, 2018 includes $6.7 million of commercial paper and $6.7 million of corporate bonds investments which are classified as cash and cash equivalents as the original maturity was less than three months.

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$11,880	$—	$(11)	$11,869
Commercial paper	12,942	—	—	12,942
Corporate bonds	12,991	—	(27)	12,964
Asset-backed securities	2,506	—	(1)	2,505
Total assets	$40,319	$—	$(39)	$40,280
As of September 30, 2018 and December 31, 2017, our available-for-sale investments had maturities ranging from three months to two years.
For all of our investments for which the amortized cost basis was greater than the fair value at September 30, 2018 and December 31, 2017, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Note 4. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
Computer equipment and software	$18,106	$16,205
Furniture and fixtures	4,762	4,034
Leasehold improvements	13,703	9,079
Total	36,571	29,318
Less accumulated depreciation	(24,712)	(20,729)
Property and equipment, net	$11,859	$8,589
Depreciation expense was $1.6 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $4.6 million and $3.4 million for the nine months ended September 30, 2018 and 2017, respectively.
Note 5. Goodwill and Intangible Assets
Goodwill was $83.2 million as of September 30, 2018 and December 31, 2017.

The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of September 30, 2018			As of December 31, 2017
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.7	$20,611	$(8,459)	$12,152	$20,611	$(5,756)	$14,855
Customer relationships	6.7	1,000	(466)	534	1,000	(351)	649
Trade names	6.1	519	(514)	5	519	(510)	9
Non-compete agreements	2.0	40	(40)	—	40	(40)	—
Total acquired intangible assets		22,170	(9,479)	12,691	22,170	(6,657)	15,513
Internal-use software		3,667	(335)	3,332	1,162	(35)	1,127
Total intangible assets		$25,837	$(9,814)	$16,023	$23,332	$(6,692)	$16,640
Amortization expense was $1.1 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and $3.1 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of September 30, 2018 was as follows (in thousands):

2018 (for the remaining three months)	$1,069
2019	4,250
2020	4,192
2021	3,300
2022	1,095
2023 and thereafter	—
Total	$13,906
The table above excludes the impact of $2.1 million of capitalized internal-use software costs for projects that have not been completed as of September 30, 2018, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 6. Convertible Senior Notes and Capped Calls
In August 2018, we issued $200.0 million aggregate principal amount of convertible senior notes due August 1, 2023 and an additional $30.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the Notes). The Notes are our senior unsecured obligations and bear interest at a fixed rate of 1.25% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2019. The Notes will mature on August 1, 2023, unless earlier converted, redeemed or repurchased. The total net proceeds from the Notes offering, after deducting initial purchase discounts and estimated debt issuance costs was $223.1 million. The Notes are governed by an indenture between the Company, as an issuer, and U.S. National Association, as trustee (the Indenture).
Each $1,000 principal amount of the Notes is initially convertible into 24.0460 shares of our common stock, the Conversion Option, which is equivalent to an initial conversion price of approximately $41.59 per share, subject to adjustment upon the occurrence of specified events. The holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2023, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (measurement period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the Notes on each such trading day; (3)  if we call any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events (as set forth in the Indenture). On or after February 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We may not redeem the Notes prior to August 6, 2021. On or after August 6, 2021, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding, the date on which we provide the redemption notice at a redemption price equal to 100% principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a fundamental change (as set forth in the Indenture) at any time prior to the maturity date, holders of the Notes, will have the right, at their option, to require us to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, in each case as described in the Indenture, we will increase the conversion rate for a holder of the Notes who elects to convert its Notes in connection with such a corporate event or during the related redemption period in certain circumstances. During the three months ended September 30, 2018, none of the conditions allowing holders of the Notes to convert their Notes had been met. The Notes are therefore not convertible as of September 30, 2018 and are classified as long-term debt.
The foregoing description is qualified in its entirety by reference to the text of the Indenture and the Form of the Notes, which are incorporated by reference as Exhibits 4.1 and 4.2 to this Quarterly Report on Form 10-Q.
In accounting for the transaction, the Notes have been separated into liability and equity components. The initial carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The initial carrying amount of the equity component representing the Conversion Option was $53.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was recorded as an increase to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the initial carrying amount of the liability component, the debt discount, is amortized to interest expense over the contractual term of the Notes at an effective interest rate of 7.37%.
In accounting for the debt issuance costs of $6.9 million related to the Notes, we allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $5.3 million and will be amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component of $1.6 million were netted with the equity component in additional paid-in capital.
The net carrying amount of the liability component of the Notes was as follows:

As of September 30, 2018
(in thousands)
Principal	$230,000
Unamortized debt discount	(52,641)
Unamortized issuance costs	(5,194)
Net carrying amount	$172,165
The net carrying amount of the equity component was as follows:

As of September 30, 2018
(in thousands)
Debt discount for conversion option	$53,820
Issuance costs	(1,622)
Net carrying amount	$52,198

Interest expense related to the Notes was as follows:

Three and Nine Months Ended September 30, 2018
(in thousands)
Contractual interest expense	$383
Amortization of debt discount	1,180
Amortization of issuance costs	116
Total interest expense	$1,679
In connection with the offering of the Notes, we entered into privately negotiated capped call transactions with certain counterparties, the (Capped Calls). The Capped Calls each have an initial strike price of $41.59 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $63.98 per share, subject to certain adjustments. The Capped Calls are expected to offset potential dilution to our common stock upon conversion of the Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 5.5 million shares of our common stock. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. The Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. Accordingly, the cost of $26.9 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.
The debt discount and the difference between the calculation of the book and tax allocation of debt issuance costs between the liability and equity components of the Notes, resulted in a difference between the carrying amount and tax basis of the Notes. This taxable temporary difference resulted in the recognition of a $13.0 million deferred tax liability which was recorded as a reduction to additional paid-in capital. The creation of the deferred tax liability represents a source of future taxable income which supports realization of a portion of our deferred tax assets. Therefore, we released $13.0 million of our valuation allowance which was recorded as an offsetting increase to additional paid-in capital. Accordingly, the net impact to additional paid-in capital as a result of the recognition of the deferred tax liability and the release of the valuation allowance was zero.
The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the Notes was as follows (in thousands):

Conversion option	$53,820
Purchase of capped calls	(26,910)
Issuance costs	(1,622)
Total	$25,288
Note 7. Stockholders' Equity
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
Note 8. Stock-Based Compensation Expense

(a)	General
Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$478	$305	$1,321	$815
Research and development	2,984	1,986	8,400	5,188
Sales and marketing	2,066	1,512	5,684	4,694
General and administrative	1,896	1,485	5,594	4,041
Total stock-based compensation expense	$7,424	$5,288	$20,999	$14,738
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity during the nine months ended September 30, 2018 was as follows:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2017	210,083	$18.00	1,988,509	$14.77
Granted	—	—	1,941,370	24.46
Vested	(140,974)	18.81	(731,183)	17.10
Forfeited	(700)	23.01	(207,521)	18.58
Unvested balance as of September 30, 2018	68,409	$16.28	2,991,175	$20.22
As of September 30, 2018, the unrecognized compensation expense related to our unvested restricted stock and restricted stock units expected to vest was $57.2 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.9 years.

(c)	Stock Options
Stock option activity during the nine months ended September 30, 2018 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,684,954	$9.68
Granted	107,850	24.44
Exercised	(849,338)	7.75		$17,897
Forfeited/cancelled	(88,107)	15.48
Outstanding as of September 30, 2018	3,855,359	$10.38	6.5	$102,325
Vested and exercisable as of September 30, 2018	2,615,648	$8.57	5.8	$74,159
As of September 30, 2018, the unrecognized compensation expense related to our unvested stock options expected to vest was $7.8 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.1 years.
The total fair value of stock options vested in the nine months ended September 30, 2018 was $4.2 million. The weighted-average grant date fair value of stock options granted in the nine months ended September 30, 2018 was $11.86 per share.

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
On September 14, 2018, we issued 96,108 shares of common stock to employees for aggregate proceeds of $2.0 million. The purchase prices of the shares were $21.96 and $14.78 per share, which were discounted in accordance with the terms of the ESPP from the closing prices of our common stock on March 16, 2018 of $25.84 and on September 18, 2017 of $17.39, respectively.
Note 9. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Numerator:
Net loss	$(11,831)	$(10,284)	$(42,525)	$(32,466)
Denominator:
Weighted-average common shares outstanding, basic and diluted	46,914,077	43,279,025	46,139,978	42,693,212
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.24)	$(0.92)	$(0.76)
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2018	2017
Options to purchase common stock	3,855,359	4,778,250
Unvested restricted stock	68,409	278,701
Unvested restricted stock units	2,991,175	2,069,623
Shares to be issued under ESPP	16,651	9,614
Total	6,931,594	7,136,188
Additionally, the 5.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes are not convertible as of September 30, 2018. We expect to settle the principal amount of the Notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of our common stock for a given period of time exceeds the initial conversion price of $41.59 per share for the Notes.
Note 10. Commitments and Contingencies

(a)	Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

(b)	Litigation and Claims
In November 2016, Rapid7 LLC and two of our then executive officers were named as defendants in a class action lawsuit which alleged violations of certain Massachusetts wage and hour laws. In the first quarter of 2018, we increased our litigation accrual by $0.4 million to $0.6 million which reflects the amount of the settlement agreement entered into in July 2018. As of September 30, 2018, the $0.6 million is recorded as an accrued expense in our consolidated balance sheet.
In October 2018, Finjan, Inc. filed a complaint against us and our wholly-owned subsidiary, Rapid7 LLC, in the United States District Court, District of Delaware, alleging patent infringement of seven patents held by them. In the complaint, Finjan sought unspecified damages, attorney fees and injunctive relief. We intend to vigorously contest Finjan's claims. This litigation is still in its early stages and the final outcome, including our liability, if any, with respect to Finjan's claims, is uncertain.
In addition, from time to time, we are a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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
Note 11. Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
North America	$53,232	$42,966	$149,177	$121,177
Other	9,133	7,555	26,144	22,032
Total	$62,365	$50,521	$175,321	$143,209
Of the total net revenues generated in North America, 96% and 93% of the revenues were generated in the United States for the three months ended September 30, 2018 and 2017, respectively, and 96% and 93% of the revenues were generated in the United States for the nine months ended September 30, 2018 and 2017, respectively.

Property and equipment, net by geographic area was as follows:

	As of September 30, 2018	As of December 31, 2017
	(in thousands)
United States	$10,626	$7,182
Other	1,233	1,407
Total	$11,859	$8,589
Note 12. Related Party Transactions
In October 2015, McAfee LLC (formerly known as Intel Security) announced the end-of-sale for the McAfee Vulnerability Manager to customers and partners, effective January 11, 2016, with end-of-life to follow, and announced that we were named their exclusive vulnerability management partner. Under the terms of the commercial agreement, we incur partner referral fees as customers transition from McAfee Vulnerability Manager to Nexpose. During the three and nine months ended September 30, 2018, we incurred partner referral fees of $0.1 million and $0.7 million, respectively, payable to McAfee LLC. On February 6, 2017, Michael Berry, a member of our Board of Directors, became the Chief Financial Officer of McAfee LLC.
Note 13. Subsequent Event
On October 15, 2018, we acquired tCell.io, Inc. (tCell), a leading provider of web application threat defense and monitoring for total cash consideration of $14.4 million. Certain retained employees and non-employee contractors of tCell received an aggregate of 112,924 restricted stock units which will vest over a maximum of three years. The acquisition will be accounted for under the acquisition method of accounting with the operations of the newly acquired entity included in our operating results from the date of acquisition.

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
Rapid7 is a leading provider of security and IT analytics and automation solutions for SecOps, and is trusted by professionals around the world to provide visibility, analytics and automation to help manage risk, simplify IT complexity and drive innovation. Our solutions, which include vulnerability management, incident detection and response, security information and event management, or SIEM, application security testing, log analytics, and security orchestration and automation, all focus on the critical needs of enterprises for greater visibility into their environments, analytics that provide context to complex data, and automation that enables SecOps teams to scale and to more efficiently address critical security and IT tasks.
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
We market and sell our products and professional services to global organizations of all sizes, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of September 30, 2018, we had approximately 7,400 customers in 127 countries, including 52% of the Fortune 100. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 2% of our revenue for the three and nine months ended September 30, 2018 and 2017.
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
Recent Developments
In October 2018, we acquired tCell.io, Inc. (tCell), a leading provider of web application threat defense and monitoring for total cash consideration of $14.4 million.
In September 2018, we announced the upcoming availability of InsightConnect, a security orchestration and automation solution that helps security teams reduce manual workloads, create efficiency without sacrificing control, and work more effectively with IT and development teams. In addition, we announced that our Vulnerability Management (InsightVM) and Incident Detection and Response (InsightIDR) solutions will include pre-built automation functionality for some of the most common use cases so that customers can begin benefiting immediately. From within those solutions, customers could then implement orchestration and automation processes for threat containment, vulnerability remediation, case management, and more. Global rollout of InsightConnect and the automation functionality within InsightVM and InsightIDR began in October 2018 and is expected to continue through early 2019.
In August 2018, we issued $230.0 million aggregate principal amount of 1.25% convertible senior notes due August 1, 2023 (the Notes). The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were $223.1 million. In connection with the issuance of the Notes, we entered into capped call transactions with certain counterparties (the Capped Calls). We used $26.9 million of the net proceeds from the Notes to purchase the Capped Calls, which have an initial strike price of $41.59 per share which corresponds to the initial conversion price of the Notes. The Capped Calls are expected to offset potential dilution to our common stock upon conversion of the Notes. The Capped Calls have an initial cap price of $63.98 per share, subject to certain adjustments.
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
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services and Logentries, in a trailing 12-month period by the dollar value of the corresponding customer agreements. We also calculate an expiring renewal rate that is calculated similar to the renewal rate, however it does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. Our renewal rate was 120% and 119% for the three months ended September 30, 2018 and 2017, respectively, and our expiring renewal rate was 90% and 89% for the three months ended September 30, 2018 and 2017, respectively. Our goal is to maintain what we believe are strong renewal rates, and work to increase them over time. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions or overall changes in our customers’ spending levels.
We generate revenue from selling products, maintenance and support, and professional services. For the three months ended September 30, 2018 and 2017, 87% and 82% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 13% and 18%, respectively, was derived from the sale of professional services. For the nine months ended September 30, 2018 and 2017, 86% and 81% of our revenue, respectively, was derived from sales of products and associated maintenance and support, while the remaining 14% and 19%, respectively, was derived from the sale of professional services.
For the three months ended September 30, 2018, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 82% of total revenue under ASC 606 and 81% of total revenue under ASC 605. For the nine months ended September 30, 2018, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 79% of total revenue under ASC 606 and 78% of total revenue under ASC 605. For the three and nine months ended September 30, 2017 recurring revenue was 71% and 70% of total revenue, respectively.
For the three months ended September 30, 2018, 85% of total revenue under ASC 606 and 87% of total revenue under ASC 605, respectively, came from deferred revenue on the balance sheet at the beginning of the respective period. For the nine months ended September 30, 2018, 64% of total revenue under ASC 606 and 68% of total revenue under ASC 605, respectively, came from deferred revenue on the balance sheet at the beginning of the respective period. For the three and nine months ended September 30, 2017, 86% and 66%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective period.
For the three and nine months ended September 30, 2018, we recognized revenue based on the ASU 2014-09, Revenue from Contracts with Customers (Topic 606), however revenue for the three and nine months ended September 30, 2017 was recognized based on ASC 605. Therefore, the periods are not directly comparable. For additional information on the impact of the new accounting standard on our revenue, see Note 2, Revenue from Contracts with Customers, in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Business Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Total revenue	$62,365	$50,521	$175,321	$143,209
Year-over-year growth	23.4%	25.2%	22.4%	27.4%
Operating cash flow	$(4,050)	$5,744	$(5,868)	$5,084

	As of September 30,
	2018	2017
Number of customers	7,399	6,735
Annualized recurring revenue	$217,415	$148,676
Year-over-year growth	46.2%	34.8%
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
Annualized Recurring Revenue (ARR) and Growth. ARR is a financial measure that we define as the annual value of all recurring revenue related to contracts in place at the end of the quarter. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue which can be impacted by contract start and end dates and renewal rates and does not include revenue reported as perpetual license or professional services revenue in our consolidated statement of operations.
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

The non-GAAP gross profit, non-GAAP loss from operations, non-GAAP net loss and non-GAAP net loss per share exclude all or a combination of the following (as reflected in the following reconciliation tables): stock-based compensation expense, amortization of acquired intangible assets, amortization of debt discount and issuance costs, and certain non-recurring items such as acquisition-related expenses, secondary public offering costs and litigation-related expenses. We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of acquired intangible assets allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over several years after the acquisition. We believe that excluding the impact of amortization of debt discount and issuance costs allows for a more meaningful comparison between operating results from period to period as these costs are recorded as interest expense and are a non-cash item. We also exclude certain non-recurring items such as acquisition-related expenses, secondary public offering costs, and litigation-related expenses as these costs are unrelated to the current operations and neither comparable to the prior period nor predictive of future results, which we believe allows for a more meaningful comparison between the operating results from period to period. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility into the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.
We define adjusted EBITDA as net loss before (1) interest income, (2) interest expense, (3) other income (expense), net, (4) provision for income taxes, (5) depreciation expense, (6) amortization of intangible assets, (7) stock-based compensation expense, and (8) certain non-recurring items. We believe that the use of adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using this non-GAAP financial measure, including that other companies may calculate this measure differently than we do, that it does not reflect our capital expenditures or future requirements for capital expenditures and that it does not reflect changes in, or cash requirements for, our working capital and excludes some items that are cash based.
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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
GAAP total gross profit	$44,555	$36,154	$123,524	$103,499
Stock-based compensation expense	478	305	1,321	815
Amortization of acquired intangible assets	901	853	2,702	1,731
Non-GAAP total gross profit	$45,934	$37,312	$127,547	$106,045

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
GAAP gross profit – products	$33,535	$22,738	$89,771	$65,581
Stock-based compensation expense	142	92	424	242
Amortization of acquired intangible assets	901	853	2,702	1,731
Non-GAAP gross profit – products	$34,578	$23,683	$92,897	$67,554

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
GAAP gross profit – maintenance and support	$8,713	$9,915	$26,220	$28,327
Stock-based compensation expense	73	71	161	212
Non-GAAP gross profit – maintenance and support	$8,786	$9,986	$26,381	$28,539

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
GAAP gross profit – professional services	$2,307	$3,501	$7,533	$9,591
Stock-based compensation expense	263	142	736	361
Non-GAAP gross profit – professional services	$2,570	$3,643	$8,269	$9,952
The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
GAAP loss from operations	$(11,301)	$(13,042)	$(42,226)	$(35,409)
Stock-based compensation expense	7,424	5,288	20,999	14,738
Amortization of acquired intangible assets	940	894	2,821	1,863
Acquisition-related expenses	115	87	115	167
Secondary public offering costs	—	—	205	—
Litigation-related expenses	—	—	400	—
Non-GAAP loss from operations	$(2,822)	$(6,773)	$(17,686)	$(18,641)

The following table reconciles GAAP net loss to non-GAAP net loss for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
GAAP net loss	$(11,831)	$(10,284)	$(42,525)	$(32,466)
Stock-based compensation expense	7,424	5,288	20,999	14,738
Amortization of acquired intangible assets	940	894	2,821	1,863
Acquisition-related expenses	115	87	115	167
Secondary public offering costs	—	—	205	—
Litigation-related expenses	—	—	400	—
Release of valuation allowance, acquisition-related	—	(2,632)	—	(2,632)
Amortization of debt discount and issuance costs	1,296	—	1,296	—
Non-GAAP net loss	$(2,056)	$(6,647)	$(16,689)	$(18,330)
Non-GAAP net loss per share, basic and diluted	$(0.04)	$(0.15)	$(0.36)	$(0.43)
Weighted-average common shares outstanding, basic and diluted	46,914,077	43,279,025	46,139,978	42,693,212
The following table reconciles GAAP net loss to adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(11,831)	$(10,284)	$(42,525)	$(32,466)
Interest income	(813)	(209)	(1,520)	(666)
Interest expense	1,679	11	1,681	81
Other (income) expense, net	(181)	(235)	67	(349)
Provision for (benefit from) income taxes	(155)	(2,325)	71	(2,009)
Depreciation expense	1,591	1,173	4,616	3,441
Amortization of intangible assets	1,069	894	3,121	1,863
Stock-based compensation expense	7,424	5,288	20,999	14,738
Acquisition-related expenses	115	87	115	167
Secondary public offering costs	—	—	205	—
Litigation-related expenses	—	—	400	—
Adjusted EBITDA	$(1,102)	$(5,600)	$(12,770)	$(15,200)
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
We adopted ASC 606 effective on January 1, 2018 using the modified retrospective method. Under this method of adoption, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. See Note 2, Revenue from Contracts with Customers, in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion of the impact of the adoption of ASC 606 and changes in accounting policies relating to revenue recognition and accounting for costs to obtain and fulfill a customer contract. For the three and nine months ended September 30, 2018, we recognized revenue based on ASC 606; however, revenue for the three and nine months ended September 30, 2017 was recognized based on ASC 605. Therefore, the periods are not directly comparable.
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
Interest Income
Interest income consists primarily of interest income on our cash and cash equivalents and our short and long-term investments.
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of debt discount and issuance costs related to our convertible senior notes.
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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$43,829	$29,626	$118,151	$82,736
Maintenance and support	10,614	11,654	31,977	33,794
Professional services	7,922	9,241	25,193	26,679
Total revenue	62,365	50,521	175,321	143,209
Cost of revenue:(1)
Products	10,294	6,888	28,380	17,155
Maintenance and support	1,901	1,739	5,757	5,467
Professional services	5,615	5,740	17,660	17,088
Total cost of revenue	17,810	14,367	51,797	39,710
Operating expenses:(1)
Research and development	17,111	13,570	49,915	36,836
Sales and marketing	30,570	28,224	90,779	80,166
General and administrative	8,175	7,402	25,056	21,906
Total operating expenses	55,856	49,196	165,750	138,908
Loss from operations	(11,301)	(13,042)	(42,226)	(35,409)
Interest income	813	209	1,520	666
Interest expense	(1,679)	(11)	(1,681)	(81)
Other income (expense), net	181	235	(67)	349
Loss before income taxes	(11,986)	(12,609)	(42,454)	(34,475)
Provision for (benefit from) income taxes	(155)	(2,325)	71	(2,009)
Net loss	$(11,831)	$(10,284)	$(42,525)	$(32,466)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$478	$305	$1,321	$815
Research and development	2,984	1,986	8,400	5,188
Sales and marketing	2,066	1,512	5,684	4,694
General and administrative	1,896	1,485	5,594	4,041
Total stock-based compensation expense	$7,424	$5,288	$20,999	$14,738

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,331	$1,067	$3,874	$2,387
Research and development	320	277	944	782
Sales and marketing	678	475	1,981	1,446
General and administrative	331	248	938	689
Total depreciation and amortization expense	$2,660	$2,067	$7,737	$5,304

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Statement of Operations Data:
Revenue:
Products	70.3%	58.6%	67.4%	57.8%
Maintenance and support	17.0	23.1	18.2	23.6
Professional services	12.7	18.3	14.4	18.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	16.6	13.6	16.2	12.0
Maintenance and support	3.0	3.4	3.3	3.8
Professional services	9.0	11.4	10.0	11.9
Total cost of revenue	28.6	28.4	29.5	27.7
Operating expenses:
Research and development	27.4	26.9	28.5	25.7
Sales and marketing	49.0	55.9	51.8	56.0
General and administrative	13.1	14.6	14.3	15.3
Total operating expenses	89.5	97.4	94.6	97.0
Loss from operations	(18.1)	(25.8)	(24.1)	(24.7)
Interest income	1.3	0.4	0.9	0.5
Interest expense	(2.7)	—	(1.0)	(0.1)
Other income (expense), net	0.3	0.5	—	0.2
Loss before income taxes	(19.2)	(24.9)	(24.2)	(24.1)
Provision for (benefit from) income taxes	(0.2)	(4.5)	—	(1.4)
Net loss	(19.0)%	(20.4)%	(24.2)%	(22.7)%
Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue:
Products	$43,829	$29,626	$14,203	47.9%
Maintenance and support	10,614	11,654	(1,040)	(8.9)
Professional services	7,922	9,241	(1,319)	(14.3)
Total revenue	$62,365	$50,521	$11,844	23.4%
Total revenue increased by $11.8 million in the three months ended September 30, 2018 compared to the same period in 2017. The $11.8 million increase in revenue included a $0.6 million increase from new customers and $14.3 million increase in revenue from existing customers. The $14.3 million increase in revenue from existing customers is due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers. The revenue increase was partially offset by a $3.1 million decrease in revenue as a result of the adoption of ASC 606. Refer to Note 2, Revenue from Customer Contracts, in the notes to our consolidated financial statements for further details regarding the impact of the adoption of ASC 606.
The increase in total revenue in the three months ended September 30, 2018 compared to the same period in 2017 was comprised of $12.4 million generated from sales in North America and $2.5 million generated from sales from the rest of the world. The revenue increase generated from sales in North America and rest of world was partially offset by a $2.2 million decrease in revenue in North America and a $0.9 million decrease in revenue in the rest of the world due to the adoption of ASC 606.

The $1.0 million decrease in maintenance and support revenue in the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to a $0.8 million reduction in revenue as a result of the adoption of ASC 606. The $1.3 million decrease in professional services revenue in the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to a $0.8 million reduction in revenue as a result of the adoption of ASC 606 and a reduction in professional services bookings which drove the performance of less services.
Cost of Revenue

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue:
Products	$10,294	$6,888	$3,406	49.4%
Maintenance and support	1,901	1,739	162	9.3
Professional services	5,615	5,740	(125)	(2.2)
Total cost of revenue	$17,810	$14,367	$3,443	24.0%
Gross margin %:
Products	76.5%	76.8%
Maintenance and support	82.1	85.1
Professional services	29.1	37.9
Total gross margin %	71.4%	71.6%
Total cost of revenue increased by $3.4 million in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to a $1.4 million increase in personnel costs, inclusive of a $0.2 million increase in stock-based compensation expense, resulting from an increase in headcount from 213 as of September 30, 2017 to 242 as of September 30, 2018, as well as the timing effect of when our headcount additions were hired in 2018 and 2017, to support our growing customer base. Our increase in total cost of revenue also included a $2.0 million increase in cloud computing costs related to growing cloud-based subscription revenue, a $0.4 million increase in allocated overhead driven largely by an increase in IT and facilities costs, and a $0.1 million increase in amortization expense for capitalized internally-developed software. These increases were partially offset by a $0.3 million decrease in third-party professional service consulting costs and a $0.2 million decrease in travel and entertainment expenses period-over-period. Total cost of revenue was not materially impacted by the adoption of ASC 606.
Total gross margin percentage decreased for the three months ended September 30, 2018 compared to the same period in 2017. The decrease in products gross margin for the three months ended September 30, 2018 was primarily due to a reduction in products revenue of $1.5 million as a result of the adoption of ASC 606. The decrease in maintenance and support gross margin for the three months ended September 30, 2018 was primarily due to a reduction of maintenance and support revenue of $0.8 million as a result of the adoption of ASC 606. The decrease in professional services gross margin for the three months ended September 30, 2018 was primarily due to a reduction in professional services revenue.
Operating Expenses
Research and Development Expense

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$17,111	$13,570	$3,541	26.1%
% of revenue	27.4%	26.9%
Research and development expense increased by $3.5 million in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to a $2.8 million increase in personnel costs, an increase of $0.4 million in allocated overhead driven largely by an increase in IT and facilities costs, and an increase of $0.4 million in third-party infrastructure costs related to development of new and future offerings, offset by a decrease of $0.1 million in other expenses. The $2.8 million increase in personnel costs was primarily due to a $1.5 million increase in salaries and related costs driven by growth in headcount from 250 as of September 30, 2017 to 308 as of September 30, 2018, as well as the timing effect of when our headcount additions were hired in 2018 and 2017, a $1.0 million increase in acquisition-related bonus, and a $1.0 million increase in stock-based compensation expense, partially offset by a $0.7 million increase in personnel costs that were capitalized as internal-use software costs.

Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$30,570	$28,224	$2,346	8.3%
% of revenue	49.0%	55.9%
Sales and marketing expense increased by $2.3 million in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to a $5.4 million increase in personnel costs and commissions due to an increase in headcount from 413 as of September 30, 2017 to 507 as of September 30, 2018, inclusive of a $0.6 million increase in stock-based compensation expense, as well as the timing effect of when our headcount additions were hired in 2018 and 2017 to drive additional sales. Our increase in sales and marketing expense also included a $0.6 million increase in allocated overhead driven largely by an increase in IT and facilities costs. These increases were partially offset by a $0.6 million decrease in event marketing expense related to a user conference which was held in the prior year, a $0.5 million decrease in partner referral fees, a $0.4 million decrease in travel and entertainment expenses, and a $0.3 million decrease in other expenses. In addition, the sales and marketing expense increase was partially offset by a $1.9 million decrease in personnel costs as a result of capitalized commission costs net of amortization expense due to the adoption of ASC 606.
General and Administrative Expense

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$8,175	$7,402	$773	10.4%
% of revenue	13.1%	14.6%
General and administrative expense increased by $0.8 million in the three months ended September 30, 2018 compared to the same period in 2017, primarily due to $0.8 million increase in personnel costs, inclusive of a $0.4 million increase in stock-based compensation expense, as a result of an increase in headcount from 124 as of September 30, 2017 to 161 as of September 30, 2018 as well as the timing effect of when our headcount additions were hired in 2018 and 2017, in order to support our overall company growth and a $0.2 million increase in allocated overhead, driven largely by an increase in IT and facilities costs. These increases were partially offset by a $0.2 million decrease in professional fees.
Interest Income

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Interest income	$813	$209	$604	289.0%
% of revenue	1.3%	0.4%
Interest income increased by $0.6 million in the three months ended September 30, 2018 compared to the same period in 2017 primarily due to higher interest income as a result of the increase in value of investments as well as higher interest rates.
Interest Expense

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Interest expense	$(1,679)	$(11)	$(1,668)	NM
% of revenue	(2.7)%	—%
Interest expense increased by $1.7 million in the three months ended September 30, 2018 compared to the same period in 2017 primarily due to contractual interest expense and amortization of debt discount and issuance costs related to the issuance of the Notes.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense), net	$181	$235	$(54)	(23.0)%
% of revenue	0.3%	0.5%
Other income (expense), net decreased by $0.1 million in the three months ended September 30, 2018 compared to the same period in 2017 primarily due to changes in realized and unrealized foreign currency gains and losses, specifically related to the euro and British pound sterling.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(155)	$(2,325)	$2,170	(93.3)%
% of revenue	(0.2)%	(4.5)%
Provision for (benefit from) income taxes decreased by $2.2 million in the three months ended September 30, 2018 compared to the same period in 2017 primarily due to a $2.6 million deferred tax benefit in the prior year, partially offset by a $0.2 million benefit in the current period due to the release of a tax reserve and a decrease of $0.2 million in other nominal tax items. The $2.6 million deferred tax benefit in the prior year resulted from a partial release of our valuation allowance to account for the creation of the deferred tax liability for the developed technology intangible asset acquired in the acquisition of Komand which was not deductible for tax purposes.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue:
Products	$118,151	$82,736	$35,415	42.8%
Maintenance and support	31,977	33,794	(1,817)	(5.4)
Professional services	25,193	26,679	(1,486)	(5.6)
Total revenue	$175,321	$143,209	$32,112	22.4%
Total revenue increased by $32.1 million in the nine months ended September 30, 2018 compared to the same period in 2017. The $32.1 million increase in revenue included a $4.1 million increase from new customers and $38.0 million increase in revenue from existing customers. The $38.0 million increase in revenue from existing customers is due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenues from new customers represents the revenue recognized from the customer’s initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers. The revenue increase was partially offset by a $10.0 million decrease in revenue due to the adoption of ASC 606. Refer to Note 2, Revenue from Customer Contracts, in the notes to our consolidated financial statements for further details regarding the impact of the adoption of ASC 606.
The increase in total revenue in the nine months ended September 30, 2018 compared to the same period in 2017 was comprised of $35.6 million generated from sales in North America and $6.5 million generated from sales from the rest of the world. The revenue increase generated from sales in North America and the rest of the world was partially offset by a $7.6 million decrease in revenue in North America and a $2.4 million decrease in revenue in the rest of the world due to the adoption of ASC 606.
The $1.8 million decrease in maintenance and support revenue in the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to a $2.7 million reduction in revenue as a result of the adoption of ASC 606. The $1.5 million decrease in professional services revenue in the nine months ended September 30, 2018 compared to the same period in

2017 was primarily due to a $1.3 million reduction in revenue as a result of the adoption of ASC 606 and a reduction in professional services bookings which drove the performance of less services.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue:
Products	$28,380	$17,155	$11,225	65.4%
Maintenance and support	5,757	5,467	290	5.3
Professional services	17,660	17,088	572	3.3
Total cost of revenue	$51,797	$39,710	$12,087	30.4%
Gross margin %:
Products	76.0%	79.3%
Maintenance and support	82.0	83.8
Professional services	29.9	35.9
Total gross margin %	70.5%	72.3%
Total cost of revenue increased by $12.1 million in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to a $4.7 million increase in personnel costs, inclusive of a $0.5 million increase in stock-based compensation expense, resulting from an increase in headcount from 213 as of September 30, 2017 to 242 as of September 30, 2018, as well as the timing effect of when our headcount additions were hired in 2018 and 2017, to support our growing customer base. Our increase in total cost of revenue also included a $4.9 million increase in cloud computing costs related to growing cloud-based subscription revenue, a $1.6 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $1.0 million increase in intangible assets amortization primarily due to our acquisition of Komand in July 2017, a $0.3 million increase in amortization expense for capitalized internally-developed software, and an increase of $0.2 million in other expenses. These increases were partially offset by a $0.2 million decrease in third-party professional service consulting costs and a $0.4 million decrease in travel and entertainment expenses period-over-period. Total cost of revenue was not materially impacted by the adoption of ASC 606.
Total gross margin percentage decreased for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease in products gross margin for the nine months ended September 30, 2018 was due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products, in addition to a reduction in products revenue of $6.0 million as a result of the adoption of ASC 606. The decrease in maintenance and support gross margin for the nine months ended September 30, 2018 was primarily due to a reduction of maintenance and support revenue of $2.7 million as a result of the adoption of ASC 606. The decrease in professional services gross margin for the nine months ended September 30, 2018 was primarily due to a reduction in professional services revenue.
Operating Expenses
Research and Development Expense

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$49,915	$36,836	$13,079	35.5%
% of revenue	28.5%	25.7%
Research and development expense increased by $13.1 million in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to a $9.1 million increase in personnel costs, an increase of $1.8 million in allocated overhead driven largely by an increase in IT and facilities costs, an increase of $1.0 million in third-party cloud infrastructure costs related to development of new and future offerings, an increase of $0.6 million for a global developers conference, an increase of $0.4 million in travel and entertainment expenses and an increase of $0.2 million of other expenses. The $9.1 million increase in personnel costs was primarily due to a $6.6 million increase in salaries and related costs driven by growth in headcount from 250 as of September 30, 2017 to 308 as of September 30, 2018, which included 12 employees acquired in the July 2017 Komand acquisition, as well as the timing effect of when our headcount additions were hired in 2018 and 2017, a $1.0 million increase in acquisition-related bonus, and a $3.2 million increase in stock-based compensation expense, partially offset by a $1.7 million increase in personnel costs that were capitalized as internal-use software costs in the nine months ended September 30, 2018.

Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$90,779	$80,166	$10,613	13.2%
% of revenue	51.8%	56.0%
Sales and marketing expense increased by $10.6 million in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to a $15.9 million increase in personnel costs and commissions due to an increase in headcount from 413 as of September 30, 2017 to 507 as of September 30, 2018, inclusive of a $1.0 million increase in stock-based compensation expense, as well as the timing effect of when our headcount additions were hired in 2018 and 2017 to drive additional sales. Our increase in sales and marketing expense also included a $2.6 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.2 million increase in travel and entertainment expense and a $0.6 million increase in other expenses. These increases were partially offset by a $0.6 million decrease in event marketing expense related to a user conference which was held in the prior year and a $1.7 million decrease in partner referral fees. In addition, the sales and marketing expense increase was partially offset by a $6.4 million decrease in personnel costs as a result of capitalized commission costs net of amortization expense due to the adoption of ASC 606.
General and Administrative Expense

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$25,056	$21,906	$3,150	14.4%
% of revenue	14.3%	15.3%
General and administrative expense increased by $3.2 million in the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to $2.3 million increase in personnel costs, inclusive of a $1.6 million increase in stock-based compensation expense, as a result of an increase in headcount from 124 as of September 30, 2017 to 161 as of September 30, 2018 as well as the timing effect of when our headcount additions were hired in 2018 and 2017, in order to support our overall company growth, $0.4 million of litigation-related expenses, $0.2 million in secondary public offering expenses and a $0.5 million increase in allocated overhead, driven largely by an increase in IT and facilities costs. These increases were partially offset by a $0.2 million decrease in professional fees.
Interest Income

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Interest income	$1,520	$666	$854	128.2%
% of revenue	0.9%	0.5%
Interest income increased by $0.9 million in the three months ended September 30, 2018 compared to the same period in 2017 primarily due to higher interest income as a result of the increase in value of investments as well as higher interest rates.
Interest Expense

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Interest expense	$(1,681)	$(81)	$(1,600)	1,975.3%
% of revenue	(1.0)%	(0.1)%
Interest expense increased by $1.6 million in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to contractual interest and amortization of debt discount and issuance costs related to the issuance of the Notes.

Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense), net	$(67)	$349	$(416)	(119.2)%
% of revenue	—%	0.2%
Other income (expense), net decreased by $0.4 million in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to changes in realized and unrealized foreign currency gains and losses, specifically related to the euro and British pound sterling.
Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2018	2017	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$71	$(2,009)	$2,080	(103.5)%
% of revenue	—%	(1.4)%
Provision for (benefit from) income taxes decreased by $2.1 million in the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to a $2.6 million deferred tax benefit in the prior year, partially offset by a $0.2 million benefit in the current period due to the release of a tax reserve and a decrease of $0.3 million in other nominal tax items. The $2.6 million deferred tax benefit in the prior year resulted from the partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of Komand which was not deductible for tax purposes.
Liquidity and Capital Resources
As of September 30, 2018, we had $131.2 million in cash and cash equivalents, $179.9 million in short- and long-term investments that have maturities ranging from 3 months to 2 years and an accumulated deficit of $451.6 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents and investments, equity financing transactions, and issuance of convertible senior notes. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities. In August 2018, we issued $230.0 million aggregate principal amount of 1.25% convertible senior notes due 2023. The total net proceeds from the offering, after deducting initial purchase discounts and debt issuance costs, were $223.1 million. In connection with the issuance of the Notes, we entered into capped call transactions with certain counterparties (the Capped Calls). We used $26.9 million of the net proceeds from the Notes to purchase the Capped Calls. For further discussion on the Capped Calls, please refer to Note 6, Convertible Senior Notes and Capped Calls, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In January 2018, we completed a public offering of 1,500,000 shares of our common stock for net proceeds of $30.9 million.
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

The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$51,762	$53,148
Net cash (used in) provided by operating activities	(5,868)	5,084
Net cash used in investing activities	(150,278)	(16,141)
Net cash provided by financing activities	235,972	6,645
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(428)	319
Cash, cash equivalents and restricted cash at end of period	$131,160	$49,055
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment.
Operating Activities
Operating activities used $5.9 million of cash and cash equivalents in the nine months ended September 30, 2018, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash used in operating activities reflected our net loss of $42.5 million, offset by a decrease in our net operating assets and liabilities of $5.9 million and non-cash charges of $30.7 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $19.3 million decrease in accounts receivable driven by cash collections and a $0.5 million increase in accounts payable which each had a positive impact on operating cash flow. These factors were partially offset by a $2.2 million decrease in accrued expenses primarily as a result of the payout of annual bonuses and higher year-end commissions, a $2.3 million decrease in deferred revenue, a $6.4 million increase in deferred contract acquisition and fulfillment costs, a $2.4 million increase in prepaid expenses and other assets and a $0.6 million decrease in other liabilities, which each had a negative impact on operating cash flow.
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
Investing Activities
Investing activities used $150.3 million of cash in the nine months ended September 30, 2018, consisting of $178.9 million for purchases of investments, offset by $39.5 million of investment sales and maturities, $8.4 million in capital expenditures to purchase computer equipment and leasehold improvements and $2.5 million for the capitalization of internal-use software costs.
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
Financing Activities
Financing activities provided $236.0 million of cash in the nine months ended September 30, 2018, which consisted primarily of $223.5 million in net proceeds from the issuance of the Notes, $30.9 million in net proceeds from a secondary public offering in January 2018, $6.5 million in proceeds from the exercise of stock options and $3.6 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), partially offset by

$26.9 million for the purchase of Capped Calls related to the Notes and $1.7 million in withholding taxes paid for the net share settlement of equity awards.
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
Contractual Obligations and Commitments
As of September 30, 2018, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 8, 2018.
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
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Japan, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at September 30, 2018 would not have been material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
Our portfolio of cash and cash equivalents and short- and long-term investments is maintained in a variety of securities, including money market funds, U.S. government agencies, commercial paper, corporate bonds, agency bonds and asset-backed securities. Investments are classified as available-for-sale securities and carried at their fair market value with cumulative unrealized gains or losses recorded as a component of accumulated other comprehensive loss within stockholders' equity. A sharp rise in interest rates could have an adverse impact on the fair market value of certain securities in our portfolio. We do not currently hedge our interest rate exposure and do not enter into financial instruments for trading or speculative purposes.
Our cash flow exposure due to changes in interest rates related to our debt is limited as our Notes have fixed interest rates at 1.25%. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. Based upon the quoted market price as of September 30, 2018, the fair value of our Notes was approximately $255.3 million.
As of September 30, 2018, we had cash and cash equivalents of $131.2 million, consisting of bank deposits, money market funds and commercial paper. We also had short- and long-term investments of $179.9 million, consisting of U.S. government agencies, commercial paper, corporate bonds, agency bonds and asset-backed securities. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2018. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
In October 2018, Finjan, Inc. filed a complaint against us and our wholly-owned subsidiary, Rapid7 LLC, in the United States District Court, District of Delaware, alleging patent infringement of seven patents held by them. In the complaint, Finjan sought unspecified damages, attorneys' fees and injunctive relief. We intend to vigorously contest Finjan's claims. This litigation is still in its early stages and the final outcome, including our liability, if any, with respect to Finjan's claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
In addition, from time to time, we are a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
From the year ended December 31, 2013 to the year ended December 31, 2017, our revenue grew from $60.0 million to $200.9 million, which represents a compounded annual growth rate of approximately 35%. Although we have experienced rapid growth historically and currently have high renewal rates, we expect that we may not continue to grow as rapidly in the future and our renewal rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	maintain and expand our customer base;

•	successfully manage the transition to a more subscription-based business model;

•	increase revenues from existing customers through increased or broader use of our products and professional services within their organizations;

•	improve the performance and capabilities of our products through research and development;

•	continue to develop our cloud-based solutions;

•	maintain the rate at which customers purchase our content subscriptions, maintenance and support and managed services;

•	continue to successfully expand our business domestically and internationally;

•	continue to effectively attract and improve the productivity of our sales teams; and

•	successfully compete with other companies.
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
We have posted a net loss in each year since inception, including net losses of $45.5 million, $49.0 million and $49.9 million in the years ended December 31, 2017, 2016 and 2015, respectively. As of September 30, 2018, we had an accumulated deficit of $451.6 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:

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
Our inability to renew or increase sales of our vulnerability management offerings, including content subscriptions, maintenance and support and managed services, or a decline in prices of our vulnerability management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. In addition, we have introduced several cloud-based subscription products, including InsightOps, InsightIDR, InsightVM, InsightAppSec and InsightConnect products. These products are relatively new, and it is uncertain whether they will gain market acceptance. We are also investing in the expansion of our security advisory services offerings, which we believe will help drive demand for our other products in addition to being a stand-alone service. Any factor adversely affecting sales of our products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.

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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the nine months ended September 30, 2018 and 2017, operations located outside of North America generated 15% of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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
As a cyber security provider, we are a target of cyber attacks and other cyber risks that could adversely impact our reputation and operating results.
We sell cyber security and data analytics products. As a result, we have been and will be a target of cyber attacks designed to impede the performance of our products, penetrate our network security or the security of our cloud platform or our internal systems, or that of our customers, misappropriate proprietary information and/or cause interruptions to our services. For example, because Metasploit serves as an introduction to hacking for many individuals, a successful cyber attack on us may be perceived as a victory for the cyber attacker, thereby increasing the likelihood that we may be a target of cyber attacks, even absent financial motives. Further, if our systems are breached as a result of third party action, employee error or misconduct, attackers could learn critical information about how our products operate to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber attacks. In addition, if actual or perceived breaches of our network security occur, they could adversely affect the market perception of our products, negatively affecting our reputation, and may expose us to the loss of our proprietary information or information belonging to our customers, investigations or litigation and possible liability, including injunctive relief and monetary damages. Such security breaches could also divert the efforts of our technical and management personnel. In addition, such security breaches could impair our ability to operate our business and provide products to our customers. If this happens, our reputation could be harmed, our revenue could decline and our business could suffer.

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
We generate a portion of our revenue from our vulnerability management offerings that help organizations achieve and maintain compliance with regulations and industry standards both domestically and internationally. For example, many of our customers subscribe to our vulnerability management offerings to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council (the PCI Council), which apply to companies that process, transmit or store cardholder data. In addition, our vulnerability management offerings are used by customers in the health care industry to help them comply with numerous federal and state laws and regulations related to patient privacy. In particular, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the 2009 Health Information Technology for Economic and Clinical Health Act include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. The foregoing and other state, federal and international legal and regulatory regimes may affect our customers’ requirements for, and demand for, our products and professional services. Governments and industry organizations, such as the PCI Council, may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our products. If we are unable to adapt our products to changing legal and regulatory standards or other requirements in a timely manner, or if our products fail to assist with, or expedite, our customers’ cyber security defense and compliance efforts, our customers may lose confidence in our products and could switch to products offered by our competitors or threaten or bring legal actions against us. In addition, if laws, regulations or standards related to data security, vulnerability management and other IT security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our products. In any of these cases, our revenue and operating results could be harmed.
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
Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, including, for example, the operations, products and technology acquired in connection with our acquisition of tCell.io, Inc. (tCell) in October 2018. The acquisition of tCell's web application threat defense and monitoring technology is intended to help our customers better assess, monitor and protect against application based attacks. The process of integrating a new business or technology into our product offerings, such as tCell and its technology, requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration of any future acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition, including certain employees which we acquired in connection with our acquisition of tCell. If we are unable to effectively execute or integrate acquisitions, our business, financial condition and operating results could be adversely affected.
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
Our products contain software licensed to us by third parties under so-called “open source” licenses, including the GNU General Public License, the GNU Lesser General Public License, the BSD License, the Apache License and others. From time to time, there have been claims against companies that distribute or use open source software in their products and services, asserting that such open source software infringes the claimants’ intellectual property rights. We could be subject to suits by parties claiming that what we believe to be licensed open source software infringes their intellectual property rights. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. In addition, certain open source licenses require that source code for software programs that are subject to the license be made available to the public and that any modifications or derivative works to such open source software continue to be licensed under the same terms.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the nine months ended September 30, 2018 and 2017, we incurred 13% and 16%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the nine months ended September 30, 2018 and 2017, 7% and 5%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
Changes in financial accounting standards may adversely impact our reported results of operations.
A change in accounting standards or practices could adversely affect our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. The ASU will be effective for us in the first quarter of 2019. We are currently evaluating the impact that the adoption of this ASU will have on our consolidated financial statements. Although we have not finalized our evaluation of the impact of adoption of the ASU on our consolidated financial statements, we expect there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for leases currently classified as operating leases. These and other changes to existing rules or the questioning of current practices may adversely affect our operating results.
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
Finally, there are currently multinational efforts underway as part of the Wassenaar Arrangement on Export Controls for Conventional Arms and Dual-Use Goods and Technologies, or the Wassenaar Arrangement, to impose additional restrictions on certain cyber security products. Such controls have been implemented by many Wassenaar members, but are not currently in effect in the United States and may undergo substantial modification before becoming effective. To implement the controls under the Wassenaar Arrangement in the United States, the U.S. Department of Commerce’s Bureau of Industry and Security (BIS), would have to amend the Export Administration Regulations (the EAR). Such amendments could include changes that impose new licensing, approval and other requirements on our commercial Metasploit products and thereby put us at a disadvantage in competing for international sales. We are closely monitoring the potential implications of the Wassenaar Arrangement on the commercial versions of Metasploit and are actively working with BIS and other U.S. government stakeholders in connection with the implementation of the controls under the Wassenaar Arrangement.
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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, HIPAA, the Gramm Leach Bliley Act and state breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation ((EU) 2016/679 (GDPR), which went into effect in May 2018 and is designed to update current privacy laws to better reflect the digital economy and to unify data protection within the European Union ("EU") under a single law and laws implemented by EU member states which contain derogations from, or exemptions or authorizations for the purposes of, the GDPR, or which are otherwise intended to supplement the GDPR and any legislation that replaces or converts into domestic law the GDPR or any other law relating to data protection, the processing of personal data and privacy as a consequence of the United Kingdom leaving the EU. The GDPR presents significantly greater risks, compliance burdens and costs for companies with users and operations in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. These laws are broad in their application and apply when we do business with EU-based customers and when our U.S.-based customers collect and use personal data that originates from individuals resident in the EU. They also apply to transfers of information between us and our European Union-based subsidiaries, including employee information. Further, many U.S. federal and state and other foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, in the past we have relied on the EU-U.S. Safe Harbor Framework, which required U.S.-based companies to provide assurance that they were adhering to relevant European standards for data protection. On October 6, 2015, the Court of Justice of the European Union ("CJEU"), invalidated the EU-U.S. Safe Harbor Framework. On February 2, 2016, the U.S. and E.U. announced agreement on a new framework for transatlantic data flows entitled the EU-US Privacy Shield and we self-certified under the EU-US Privacy Shield framework on December 20, 2016. However, it is possible that Privacy Shield may also be challenged in the future, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. The EU is monitoring the arrangement, and the EU Commissioner and the U.S. Department of Commerce carry out annual joint reviews, the first of which took place in September 2017 and the second in October 2018. Non-compliance with the transfer restrictions could result in the EU data protection authorities imposing a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.
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
Patent and other intellectual property disputes are common in our industry. We are periodically involved in disputes brought by non-practicing entities alleging patent infringement and we may, from time to time, be involved in other such disputes in the ordinary course of our business. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us and we are currently involved in legal proceedings with Finjan (see Part II, Item 1 - Legal Proceedings for additional details). They may also assert such claims against our customers or channel partners, whom we typically indemnify against claims that our solutions infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.
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
As of December 31, 2017, we had federal and state net operating loss carryforwards (NOLs) of $116.6 million and $81.0 million, respectively, available to offset future taxable income, which expire in various years beginning in 2030 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended (the Code) substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percentage point ownership change over a three-year testing period. Based upon our analysis as of December 31, 2017, we determined that although a small limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $39.40 through November 1, 2018. Factors that may affect the market price of our common stock include:

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
Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We have hired and may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to assert that our internal control over financial reporting is effective or our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to issue such opinion, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Risks Related to our Indebtedness
We have a significant amount of debt that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur additional debt in the future, which may adversely affect our operations and financial results. We may not have sufficient cash flow from our business to pay our substantial debt when due.
As of September 30, 2018, we had $230.0 million aggregate principal amount of indebtedness under our 1.25% convertible senior notes due 2023 (the Notes). Our indebtedness may:

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.
Further, the indenture governing the Notes does not restrict our ability to incur additional indebtedness and we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in any future debt instruments existing at the time, some of which may be secured indebtedness.
Our ability to pay our debt when due or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. In addition, any required repurchase of the Notes for cash as a result of a fundamental change or voluntary redemption (in each case, pursuant to the terms of the Notes) would lower our current cash on hand such that we would not have that cash available to fund operations. If we are unable to generate sufficient cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, we and our subsidiaries may incur additional debt in the future. We will not be restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record non-cash interest expense through the amortization of the excess of the face amount over the carrying amount of the expected life of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the amortization of the debt discount and the instrument’s cash coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are included in the denominator for purposes of calculating diluted earnings per share. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the pricing of the Notes and the exercise by the initial purchasers of their option to purchase additional Notes, we entered into capped call transactions with certain counterparties (Capped Calls). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of the Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes, including with certain investors in the Notes. The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the observation period relating to any conversion of the Notes on or after February 1, 2023). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Notes and our common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
Provisions in the indenture for the Notes may deter or prevent a business combination that may be favorable to our stockholders.
If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a “make-whole fundamental change” (as defined in the indenture) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the Notes for a holder that elects to convert its Notes in connection with such make-whole fundamental change.
Furthermore, the indenture will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our stockholders.
Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.
The conversion of some or all of the convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. The Notes may become in the future convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
In August 2018, we issued $230.0 million aggregate principal amount of the Notes in a private placement. Additional information concerning this issuance can be found in Note 6, Convertible Senior Notes and Capped Calls, in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as in our Current Report on Form 8-K filed with the SEC on August 13, 2018.
(b) Use of Proceeds from Initial Public Offering of Common Stock
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Description
4.1
Indenture, dated as of August 13, 2018, between Rapid7 Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on August 13, 2018, and incorporated herein by reference).

4.2
Form of 1.25% Convertible Senior Notes due 2023 (included in Exhibit 4.1) (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on August 13, 2018, and incorporated herein by reference).

10.1
Form of Capped Call Transactions (filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on August 13, 2018, and incorporated herein by reference).

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

RAPID7, INC.

Date: November 7, 2018	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)