Form 10-K
period 2018-12-31
Rapid7, Inc.
filed 2019-02-28
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 29, 2018, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on a closing price of $28.22 per share of the registrant’s common stock as reported on The Nasdaq Global Market on June 29, 2018, was approximately $1,111,592,590. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. The number of shares of registrant’s common stock outstanding as of February 22, 2019 was 47,992,369.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
• our ability to maintain an adequate annualized recurring revenue growth;
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

Item 1. Business
Overview
Rapid7 is a leading provider of cyber security analytics and automation, and a driving force behind the growing practice of SecOps. SecOps is the practice of aligning cyber security, IT, and DevOps teams so that security becomes an integral part of these teams’ daily operations to empower organizations to innovate faster and more securely. As of December 31, 2018, over 7,800 organizations around the world trust Rapid7 to provide visibility, analytics and automation to help reduce risk, simplify cyber security and deliver better security outcomes.

Organizations of all sizes are faced with a more sophisticated and motivated set of cyber attackers. Coupled with an increasingly complex IT environment and expanding attack surface, driven by ubiquitous connectivity, globalization, mobility and expansion to the cloud, security and IT teams are struggling to maintain adequate levels of cyber security, provide visibility to their management teams, and meet increasing regulatory requirements. At the same time, they must navigate a shortage of capable cyber security professionals.

Out of these challenges there is a growing need for cyber security, IT and DevOps teams to be better aligned and to work together to identify, manage and reduce risk and more nimbly adapt to emerging threats, without adding significant resources. This need is the foundation of the evolving SecOps movement. SecOps requires shared visibility into risk and priorities, and analytics and automation that enable IT, Security and DevOps to work together to achieve significantly higher levels of productivity and success. Rapid7 is providing solutions to power SecOps success.

Our mission is to advance security through technology and expertise that simplify the complex. We seek to remove friction from every aspect of customers’ security environment, making security achievable and allowing them to focus on their professional and organizational advancement.
As of December 31, 2018, we had more than 7,800 customers, including 53% of the organizations in the Fortune 100. We have experienced strong revenue growth with revenue increasing from $76.9 million in 2014 to $244.1 million in 2018.
In 2018, 81% of our revenues (under Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606)) and 79% of our revenues (under FASB ASC 605, Revenue Recognition (ASC 605)) were recurring revenues compared to 70% in 2017 under ASC 605. We incurred net losses of $55.5 million, $45.5 million and $49.0 million in 2018, 2017 and 2016, respectively, as we continued to invest for long-term growth. See Note 2, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on our adoption, as of January 1, 2018, of ASC 606.
Our Solutions
We offer products across the four main pillars of SecOps:

•
Vulnerability Management: Our industry-leading Vulnerability Management solutions provide enterprises with comprehensive, yet prioritized, visibility into potential cyber risks across their traditional and modern IT environment. With built-in remediation workflows, automation, and validation, our solutions are designed to help ensure that risks can be easily mitigated and the attack surfaces diminished.

•
Incident Detection and Response: Our Incident Detection and Response (IDR) solutions are designed to enable organizations to rapidly detect and respond to cyber security incidents and breaches across physical, virtual and cloud assets. Equipped with user behavior analytics (UBA), attacker behavior analytics (ABA) and deception technology, our Security Information and Event Management (SIEM) is designed to provide comprehensive network visibility and accelerate threat investigation and response.

•
Application Security: Our Application Security offering provides dynamic application security testing and run-time application security monitoring and protection solutions that are designed to continuously analyze web applications for security vulnerabilities.

•
Security Orchestration and Automation Response: Our Security Orchestration and Automation Response (SOAR) solutions allow operations teams to connect disparate solutions within their cyber security, IT and development operations and build automated workflows, without requiring code, to eliminate repetitive, manual and labor-intensive tasks, resulting in measurable time and cost savings.

To complement our SecOps products, we offer a range of managed services based on our software solutions and consulting services, including incident response services, security advisory services, and deployment and training.
Insight Platform
Our cloud-native Insight Platform is at the core of our SecOps product offerings. The platform was built using our extensive experience in collecting and analyzing data to enable our customers to create and manage analytics-driven cyber security risk management programs. By utilizing our powerful, proprietary analytics to assess and understand the context and relationships around users, IT assets and cyber threats within a customer’s environment, our solutions can provide our customers with specific, actionable insights for reducing cyber risk, stopping attacks, and improving productivity and outcomes.
Insight Platform Features and Benefits:
Holistic Dataset for Managing Cyber Security and Driving SecOps: We designed the Rapid7 Insight Platform to allow customers to collect their data once and leverage that same data across multiple solutions, providing shared visibility across teams, improved and automated workflows, and reducing time to value for additional solutions. Our robust data collection architecture supports gathering a wide swath of operational data from endpoints to the cloud, including key data about assets and user-specific behavior, into a unified, searchable dataset.

Agentless and Agent-Based Architecture: We developed our platform with flexible processing technologies that employ both agentless data collection and our own internally-developed endpoint agent technology, which enables rapid and seamless integration of our products into our customers’ modern IT environments and provides security and IT professionals with instant visibility into their dynamic and rapidly-expanding IT ecosystem.

Fast Search: Our search technology enables IT and security professionals to search across their entire IT environment including endpoints and, unlike other machine search solutions, provides live access without having to wait for lengthy indexing processes.

Extensive Behavioral Analytics: Our Insight Platform incorporates extensive UBA and ABA to provide rapid context around users, attackers and assets involved in an incident, enabling organizations to more quickly respond to, contain and mitigate breaches. Our platform incorporates comprehensive UBA to create a behavior profile for each user and correlates every event with a user, asset or application to detect compromised credentials, lateral movement and other malicious behavior. It also uses ABA which incorporates threat intelligence curated from our security operations centers (SOCs) to find unknown variants of validated attacker behavior and creates actionable detections earlier in the attack chain. With our cloud platform, new detections can be made available to customers instantly.

Built-in, Code-less Automation: Our SOAR capabilities are not only offered stand-alone in our InsightConnect product, but are also available as a platform service that is directly built-in to other Insight Platform products to enable customers to quickly and easily automate common tasks. For example, InsightVM leverages embedded workflows for automated assisted patching and containment, allowing security and IT teams to quickly respond to high urgency vulnerabilities. With our embedded workflows, users of InsightIDR can automatically contain a compromised user or asset, saving precious time when an incident occurs.

Robust Platform and Customer Data Security: We designed our Insight Platform to provide a secure environment for our customers data. We deploy a variety of technologies and industry-leading practices that are designed to help ensure that the data collected from a customer’s environment remains proprietary, secure and operational.

Enterprise-Grade Scalability and Extensible Modern Platform: Our Insight Platform provides a high level of scalability. We leverage on-premise deployment models and cloud technologies to achieve a scalable solution delivery model with a high degree of redundancy, fault tolerance and cost-effectiveness. Our technology platform provides a rich set of application programming interfaces, or APIs, and services that enable customers, partners and developers to import and export data and utilize our actionable threat intelligence and deception capabilities.
Insight Platform Product Offerings
We offer Insight Platform solutions as software-as-a-service products, on a subscription basis. Insight Platform products are available globally and reduce the need for customers to manage large, complex, data infrastructure. We offer the following cloud products across the four main pillars of SecOps:

InsightVM: Utilizing the power of our Insight Platform, InsightVM is designed to provide a fully available, scalable, and efficient way to collect vulnerability data, prioritize risk and automate remediation.

InsightVM is designed to provide prioritized guidance based on customized threat models; dynamic live dashboards that are easily customizable and queried; lightweight agents for continuous visibility; integration with cloud services, virtual infrastructure and container repositories such as dockers; in-product integration with ServiceNow, IBM Bigfix, Microsoft SCCM and Jira ticketing systems; and remediation workflow for assigning and tracking remediation progress within the product. Embedded workflows also allow Security and IT teams to automatically deploy compensating controls for vulnerabilities that cannot be patched.

InsightVM is offered through a cloud-based subscription or as a managed service. The managed service is known as Managed Vulnerability Management, which provides our resource constrained customers with a fully outsourced option for leveraging our innovation, expertise and technology.

InsightIDR: InsightIDR, our Incident Detection and Response (IDR) solution, is designed to enable organizations to rapidly detect and respond to cyber security incidents and breaches across physical, virtual and cloud assets.

InsightIDR unifies SIEM, UBA, and endpoint detection to detect stealthy attacks across today’s complex networks. It analyzes the billions of events that occur daily in organizations to reduce them down to the important notable behaviors and deliver high-fidelity and prioritized alerts. In addition to identifying stealthy attacks often missed by other solutions, InsightIDR focuses the security team on issues that warrant investigation and reduces the time to investigate with its user correlation, powerful search and endpoint interrogation capabilities.

InsightIDR is designed to provide a cost-effective response to the need for SIEM. With our Metasploit community, our research and incident response services, we are continually studying and identifying the latest attacker methods. We have found ways to increase accuracy, speed processes, and achieve greater confidence, even as attacker methods change. These include built-in deception capabilities such as honeypots and automated threat intelligence feeds that quickly alert our customers to new attacker behaviors seen in the wild by our own threat hunters.

Unlike most SIEMs, InsightIDR also provides the capability to seamlessly act on many threats automatically, thus further reducing the time from detection to response. InsightIDR includes out-of-the-box automation workflows to improve analyst productivity such as automated containment to mitigate an attack. Additionally with the Insight Agent, users can kill malicious processes or quarantine infected endpoints from the network. They can also use InsightIDR to take containment actions across Active Directory, Access Management, EDR, and firewall tools.

InsightIDR is offered through a cloud-based subscription or as a managed service. The managed service is known as Managed Detection and Response, a fully outsourced service that combines our team of expert analysts with InsightIDR. When attacks are found, customers are promptly informed of all known details and our team moves to incident response, providing security teams with detailed, easy-to-follow remediation steps tailored to the environment.

InsightAppSec: InsightAppSec provides comprehensive dynamic application security testing that continuously analyzes web applications for security vulnerabilities.

The key features include: a universal translator to enable IT security professionals to analyze complex applications; customized attack simulation capabilities that allow automatic testing of workflows such as shopping carts; scanning automation; attack replay, which allows replay of vulnerabilities in real time in order to verify that vulnerabilities are exploitable and that successful remediation has occurred; continuous site monitoring, which detects changes in application ecosystems and triggers a re-scan according to configurable settings; and integration with ticketing systems.

InsightAppSec enables integration with protection technologies to automatically generate web application firewalls, or WAFs, which are custom rules that help to protect vulnerable applications while the vulnerabilities are being remediated. It supports most leading WAFs, including F5, Sourcefire and Imperva.

InsightAppSec is offered on a cloud-based subscription basis or as a managed service. The managed service is known as Managed Application Security and provides a fully outsourced option for application scanning and security testing.

InsightConnect: InsightConnect is our SOAR solution that is used by security professionals to connect their many disparate solutions and automate workflows to increase the speed with which they can identify risk and respond to incidents. With a growing library of more than 200 plugins to connect tools and easily customizable connect-and-go workflows, it allows our customers to automate manual and tedious tasks, while still leveraging their expertise when it is most critical, thereby saving time and improving efficiency. InsightConnect is offered on a cloud-based subscription basis.

Other Products
Nexpose: Nexpose is an on-premise version of our Vulnerability Management solution that enables customers to assess and remediate their overall exposure to cyber risk across their increasingly complex IT environments. Nexpose is offered through term-based software licenses.

AppSpider: AppSpider is the on-premise version of our Application Security Testing solution that provides comprehensive dynamic application security testing that continuously analyzes web applications for security vulnerabilities. AppSpider is offered through term-based software licenses.

Metasploit: Metasploit is an industry-leading penetration testing software solution, developed on an open source framework. Metasploit can be used to safely simulate attacks on an organization’s network in order to uncover vulnerabilities before they are exploited by cyber attackers and assess the effectiveness of an organization’s existing defenses, security controls and mitigation efforts. The Metasploit open source framework is freely available and geared toward developers and security researchers. We also offer Metasploit Pro, the commercial penetration testing software based on Metasploit framework, through term-based software licenses.

InsightOps: InsightOps simplifies IT infrastructure monitoring and troubleshooting by centralizing data from across a customer’s network into one secure location. With scalable and cost-effective architecture and the ability to bring together asset visibility and log management, InsightOps enables organizations to store and search structured, semi-structured and unstructured data in real time, enabling DevOps and IT professionals to centralize, search and monitor their log data in order to investigate anomalies, troubleshoot issues and conduct root cause analysis.

InsightOps is the next generation of our Logentries product. Logentries customers can upgrade to InsightOps at no additional cost and through an automated process that retains all of their data.
Our Growth Strategy
Our goal to make advanced security accessible to resource constrained enterprises of all sizes. The main drivers of our growth strategy are:

•
Continued investments in product development: We intend to continue to invest heavily in our product development to enhance our Insight cloud platform and deliver additional products, that will allow us further penetrate and grow our addressable markets.

•
Grow our customer base: We believe we have a strong opportunity to address the security needs of resource constrained organizations of any size. We will continue to increase investments in our sales and marketing efforts and foster the growth of our channel relationships to enable acquisition of these customers.

•
Upsell and cross-sell to our existing customer base: We see significant opportunity to deepen our relationship with our existing customers. With a strong focus on customer experience, satisfaction, and the value proposition of the Insight platform, we intend to expand customers usage of products they own (upsell) and help them adopt additional products (cross-sell).

•
Further strengthen our customer renewal rate: We will continue to drive customer satisfaction and renewals by offering consulting services, support, and strong investments in customer success functions. Our customer success teams provide unique expertise to help our customers improve their security outcomes, leading to higher customer satisfaction.

•
Expand our partner ecosystem: We continue to expand our strategic partnerships with our channel partners and system integrators. Technology alliances with partners such as ServiceNow, Microsoft, AWS and Palo Alto Networks enable our customers to succeed with our technology and platform in their ecosystem and deliver more value from their security operations program.

•	International expansion: We continue to make investments to expand our international presence. These include investments in infrastructure, sales and marketing, and strategic partnerships.

•
Strategic M&A: We have and may continue to make acquisitions that enhance the value of our Insight platform and bolster our ability to solve emerging customer challenges, allowing us to deliver on the vision of becoming the SecOps leader.

Sources of Revenue and Transition to Subscription
We derive our revenue primarily from subscription and support fees for our products, and services. We also derive revenue from related professional services.

Last year, we accelerated our transition from a traditional perpetual license business model to a subscription business model. Under a subscription, customers pay a periodic fee for the right to use our software. A transition to a subscription business model has benefits for us and our customers. Compared to perpetual licenses, subscription-based licenses generally allow our customers to make smaller upfront investment, provide them with the flexibility to adjust capacity every year and eliminate the need for extensive infrastructure to support installation or maintain our products. We benefit from a more predictable, recurring stream of revenue. As customers make a shift from paying upfront for the use of software in the perpetual model to the new subscription model where they pay over time, reported revenue and cash flow may be lower in the short term when compared to the historical perpetual model. However, overtime we expect this business model transition to increase the life-time value of our customers.

Generally, we recognize subscription and support revenue ratably over the contract term. Our professional services revenue are derived from service contracts that are on a time and materials or fixed fee basis.

In 2018, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 81% of total revenue under ASC 606 and 79% of total revenue under ASC 605. In 2017 and 2016, recurring revenue was 70% and 67% respectively, of total revenue under ASC 605.
Sales, Customer Support, and Marketing
We sell our solutions through direct inside and field sales team and indirect channel partner relationships.

Sales: Our sales teams focus on both new customer acquisition as well as up-selling and cross-selling additional offerings to our existing customers. Our sales teams are organized by geography, consisting of the Americas; Europe, the Middle East and Africa, or EMEA; and Asia Pacific, or APAC, as well as by target organization size. Our sales team consists of a mix of inside sales and field sales professionals that sell to small, medium and large enterprise customers. Our highly technical sales engineers help define customer use cases, manage solution evaluations and train channel partners.

We maintain a global channel partner network that complements our sales organization, particularly in EMEA, APAC and Latin America. We have established strong co-sell relationships with strategic channel partners, who provide additional leverage through customer acquisition, deal execution and providing value in securing renewals. We continue to invest in partner models that enable us to create long term customer value.

We generated 39%, 37%, and 37% of sales from channel partners, in 2018, 2017, and 2016, respectively. Our revenue is not concentrated with any individual channel partner. No channel partner represented more than 10% of our revenue in 2018, 2017 or 2016.

Customer Support: Our customer support organization is responsible for providing technical support to our customers acquired directly and through channel partners. We believe that a dedicated support team is essential to a successful customer deployment and ongoing experience, as well as overall customer satisfaction.

Marketing: We focus our marketing efforts on increasing the strength of the Rapid7 brand, communicating product advantages and business benefits, generating leads for our sales force and channel partners and driving product adoption. We deliver targeted content to demonstrate our thought leadership in security and use digital advertising methods to drive downloads of our free trial software, which deliver opportunities to our sales organization. We work with our own researchers, as well as the broader IT and security community, to share important information about vulnerabilities and threats. We share that research through our blog, social media and traditional public relations. In addition, we host regional and national events to engage both customers and prospects, deliver product training and foster community collaboration.
Consulting Services
Our Security Consulting Services enhance our ability to serve as a trusted advisor in assisting organizations to think proactively about IT security and implement strategic, analytics-driven security strategies. We believe that our role as trusted advisor helps drive better security outcomes for our customers, as well as loyalty and further usage of our products. Our offerings include Cyber Security Maturity Assessment, Incident Response Program Development, Penetration Testing, Security Program Development, Virtual CISO, IoT Security Services and Threat Modeling. In addition, we offer deployment and training services related to our products.

For example, when a breach occurs, our Incident Response Services give our customers access to our industry-leading security experts and experience, enabling customers to accelerate incident investigation, forensics, and containment. Our incident response professionals collaborate with each organization’s IT security professionals on all stages of incident response from analysis through containment, remediation and cleanup.
Research and Development Efforts
We invest substantial resources in research and development to enhance our core technology platform and products, develop new end market-specific solutions and applications, and conduct product and quality assurance testing. Our technical and engineering team monitors and tests our products on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing products. We also have a team of experienced security researchers who work to keep us abreast of the latest developments in the cyber security landscape. Our research and development teams are located in our offices in Cambridge, Massachusetts; Austin, Texas; Los Angeles and San Francisco, California; Toronto, Canada; Dublin, Ireland; Belfast, Northern Ireland; and Stockholm, Sweden, providing us with a broad, worldwide reach to engineering talent.

Metasploit Community: Our Metasploit product has an active community of contributors and users. This online security community provides us with a robust and growing network of active users and influencers who promote the usage of our software. Security researchers contribute modules to the Metasploit Framework that serve as a resource about real-world attacker techniques. The community also provides us with near real-time visibility into new cyber attacks as they occur and a deep understanding of attacker behaviors.

We perform industry leading security research that enables the analytics in our platform and products as well as delivers strategic value to the security community at large. The output of our research results in threat intelligence, exposure analysis and attacker awareness that we publish as well as integrate into our platform. This data is used for security research, product development, and across our services to help protect and inform our customers, partners and community. We share this data with validated educational and private security researchers, research partners, vetted threat sharing communities, and organizational security teams through our Open Data portal to foster collaboration and encourage discovery of new insights. We collect data for research purposes through two key areas:

Attacker Intelligence: We collect data from across the internet through a variety of honeypots distributed both geographically and across IP space. The honeypots collect many data types and is then analyzed to help enhance our understanding of attacker methods.

Internet Intelligence: We conduct internet-wide scans across many services and protocols to gain insight into global exposures and vulnerabilities.

This data collected is analyzed for the purpose of analytics in our platform and results in core research reports. We publish a variety of reports including The National Exposure Index, The Industry Cyber Exposure Report and Under the Hoodie. The National Exposure Index, published annually, is a census report that highlights the state of exposed internet services at the nation-state level and provides key trending information on the use of insecure protocols. The Industry Cyber Exposure Index details the attack surface, insecure service presence, email safety configurations, malware infection rates and internet supply-chain risks of Fortune 500 companies. The Under the Hoodie report sheds light on the art of penetration testing by revealing not just the process, techniques and tools that go into it, but also revealing the real-world experience of our engineers and investigators, gathered over thousands of penetration tests.
Our Customers
Our customer base has grown from approximately 3,733 customers at the end of 2014 to more than 7,800 customers as of December 31, 2018, in 131 countries, including 53% of the organizations in the Fortune 100. We define a customer as any entity that has (1) an active Rapid7 contract or a contract that expired within 90 days or less of the applicable measurement date; and for Logentries products, those customers with a contract value equal to or greater than $2,400 per year, or (2) purchased Rapid7 professional services within the 12 months preceding the applicable measurement date.
Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services, with customers in the finance industry representing our largest industry in 2018 at 14% of our revenue. 56% of our revenue in 2018 was generated from large enterprises, which we define as organizations that have either annual revenue greater than $1.0 billion or more than 2,500 employees, and the balance was generated from middle-market and small organizations.

Our revenue is not concentrated with any individual customer and no customer represented more than 2% of our revenue in 2018, 2017 or 2016.
Our Competition
The markets we operate in are highly competitive, fragmented and subject to technology change and innovation. Our primary competitors in Vulnerability Management include Qualys and Tenable; in Incident Detection and Response (SIEM) include Splunk, Micro Focus and LogRhythm; in Application Security include Micro Focus and IBM; in Security Orchestration and Automation Response include Phantom (Splunk) and Demisto; and finally, while the competition in our professional services business is diverse, our competitors include FireEye’s Mandiant, SecureWorks and NCC Group.
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
We have numerous issued patents and a number of registered and unregistered trademarks. We believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We file patent applications to protect our intellectual property and have a number of patent applications pending. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.
We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms. We cannot be sure that such third parties will maintain such software or continue to make it available.
Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solution. Policing unauthorized use of our technology and intellectual property rights is difficult.
We expect that software and other solutions in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Certain of these third parties have made claims of infringement against us in the past and third parties may make claims of infringement against us in the future.
Employees
As of December 31, 2018, we had 1,246 full-time employees, including 247 in product and service delivery and support, 519 in sales and marketing, 324 in research and development and 156 in general and administrative. As of December 31, 2018, we had

912 full-time employees in the United States and 334 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
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
From the year ended December 31, 2014 to the year ended December 31, 2018, our revenue grew from $76.9 million under ASC 605 to $244.1 million under ASC 606. Although we have experienced rapid growth historically and currently have high renewal rates, we may not continue to grow as rapidly in the future and our renewal rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	maintain and expand our customer base;

•	increase revenues from existing customers through increased or broader use of our products and professional services within their organizations;

•	improve the performance and capabilities of our products through research and development;

•	continue to develop our cloud-based solutions;

•	maintain the rate at which customers purchase and renew subscriptions to our cloud-based solutions, content subscriptions, maintenance and support and managed services;

•	continue to successfully expand our business domestically and internationally;

•	continue to effectively attract and improve the productivity of our sales teams; and

•	successfully compete with other companies.
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
We have posted a net loss in each year since inception, including net losses of 55.5 million, $45.5 million and $49.0 million in the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $464.6 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:

•	research and development related to our offerings, including investments in our research and development team;

•	sales and marketing, including a continued expansion of our sales organization, both domestically and internationally;

•	continued international expansion of our business; and

•	general and administrative expenses as we continue to implement and enhance our administrative, financial and operational systems, procedures and controls.
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
Our products may also contain undetected errors or defects. Errors or defects may be more likely when a product is first introduced or as new versions are released, or when we introduce an acquired company's products. We have experienced these errors or defects in the past in connection with new products, acquired products and product upgrades and we expect that these errors or defects will be found from time to time in the future in new, acquired or enhanced products after commercial release. Defects may cause our products to be vulnerable to attacks, cause them to fail to detect vulnerabilities, or temporarily interrupt customers’ networking traffic. Any errors, defects, disruptions in service or other performance problems with our products may damage our customers’ businesses and could hurt our reputation. If our products or professional services fail to detect vulnerabilities for any reason, we may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results.
Many federal, state and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our data security solutions. An actual or perceived security breach or theft of the sensitive data of one of our customers, regardless of whether the breach is attributable to the failure of our products or professional services, could adversely affect the market’s perception of our offerings and subject us to legal claims.
Our business and operations are experiencing rapid growth, and if we do not appropriately manage our future growth, or are unable to scale our systems and processes, our operating results may be negatively affected.
We are a rapidly growing company. To manage future growth effectively, we will need to continue to improve and expand our internal information technology systems, financial infrastructure, and operating and administrative systems and controls, which we may not be able to do efficiently, in a timely manner or at all. Any future growth would add complexity to our organization and require effective coordination across our organization. Failure to manage any future growth effectively could result in increased costs, harm our results of operations and lead to customers or investors losing confidence in our internal systems and processes, which could harm our results of operations and stock price.

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
The market for SecOps solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our primary competitors in Vulnerability Management include Qualys and Tenable; in Incident Detection and Response (SIEM) include Splunk, Micro Focus and LogRhythm; in Application Security include Micro Focus and IBM; in Security Orchestration and Automation Response include Phantom (Splunk) and Demisto; and finally, while the competition in our professional services business is diverse, our competitors include FireEye's Mandiant, SecureWorks and NCC Group.
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
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies, the evolution of our offerings and new market entrants, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader product offerings and can bundle competing products and services with other software offerings. As a result, customers may choose a bundled product offering from our competitors, even if individual products have more limited functionality than our solutions. These competitors may also offer their products at a lower price as part of this larger sale, which could increase pricing pressure on our offerings and cause the average sales price for our offerings to decline. These larger competitors are also often in a better position to withstand any significant reduction in spending by customers, and will therefore not be as susceptible to economic downturns.
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
Organizations may be reluctant to purchase cloud-based offerings due to the actual or perceived vulnerability of cloud solutions.
Some organizations have been reluctant to use cloud solutions for cyber security, such as our InsightVM, Insight IDR, InsightAppSec, InsightOps, Logentries and InsightConnect, because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with this solution. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole may be negatively impacted, which could harm our business.
Our quarterly operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.
Our operating results, including the levels of our revenue, annualized recurring revenue, renewal rates, cash flow, deferred revenue and gross margins, have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:

•	the level of demand for our products and professional services;

•	customer renewal rates and ability to attract new customers;

•	the extent to which customers purchase additional products or professional services;

•	the mix of our products, as well as professional services, sold during a period;

•	the ability to successfully grow our sales of our cloud-based solutions;

•	the level of perceived threats to organizations’ cyber security;

•	network outages, security breaches, technical difficulties or interruptions with our products;

•	changes in the growth rate of the markets in which we compete;

•	sales of our products and professional services due to seasonality and customer demand;

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

•	our ability to increase, retain and incentivize the channel partners that market and sell our products and professional services;

•	our continued international expansion and associated exposure to changes in foreign currency exchange rates, including any fluctuations caused by uncertainties relating to Brexit;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;

•	the cost or results of existing or unforeseen litigation and intellectual property infringement;

•	the strength of regional, national and global economies;

•	the impact of natural disasters or manmade problems such as terrorism or war; and

•	future accounting pronouncements or changes in our accounting policies.
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
Although we continue to introduce and acquire new products and professional services, we derive and expect to continue to derive a majority of our revenue from customers using certain of our vulnerability management offerings, InsightVM, Nexpose and Metasploit. Greater than half of our revenue was attributable to InsightVM, Nexpose and Metasploit in each of our last three fiscal years. As a result, our operating results could suffer due to:

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
Our inability to renew or increase sales of our vulnerability management offerings, including content subscriptions, maintenance and support and managed services, or a decline in prices of our vulnerability management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. In addition, we have introduced several cloud-based subscription products, including InsightVM, InsightIDR, InsightAppSec, InsightOps and InsightConnect. These products are relatively new, and it is uncertain whether they will gain the market acceptance we expect. Any factor adversely affecting sales of our products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
Our business and growth depend substantially on customers renewing their subscriptions with us. Any decline in our customer renewals or failure to convince customers to expand their use of our subscription offerings could adversely affect our future operating results.
Our subscription offerings are term basis. In order for us to improve our operating results, it is important that our existing customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions with us and we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our new or current product offerings, our pricing, the effects of economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues and results of operations may be adversely impacted.
Our future growth is also affected by our ability to sell additional offerings to our existing customers, which depends on a number of factors, including customers’ satisfaction with our products and services, the process of our offerings and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows might decline.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the years ended December 31, 2018, 2017 and 2016, operations located outside of North America generated 15%, 15% and 14%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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
We recognize a significant percentage of our revenue ratably over the term of our agreements with customers, and as a result, downturns or upturns in sales may not be immediately reflected in our operating results.
We recognize a significant percentage of our revenue ratably over the various terms of our agreements with customers. As a result, a substantial portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our products and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. Our model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers generally will be recognized over the applicable term.
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
We utilize third-party data centers located in North America, in addition to operating and maintaining certain elements of our own network infrastructure. We also utilize other cloud providers, such as Amazon Web Services, for our Insight Platform infrastructure. Some elements of our complex infrastructure are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. More specifically, certain of our products, in particular our cloud-based products, are hosted on cloud providers such as Amazon Web Services, which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our products, network infrastructure and website.
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
Additionally, our existing data center facilities and third-party hosting providers have no obligations to renew their agreements with us on commercially reasonable terms or at all, and certain of the agreements governing these relationships may be terminated by either party at any time. If we are unable to maintain or renew our agreements with these providers on commercially reasonable terms or if in the future we add additional data center facilities or third-party hosting providers, we may experience additional costs or downtime or delays as we transition our operations.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We anticipate that we will continue to rely on these partners in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. For 2018, 2017 and 2016, we derived approximately 39%, 37%, and 37%, respectively, of our revenue from sales of products and professional services through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Our agreements with our channel partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our products and professional services, our ability to grow our business and sell our products and professional services, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and professional services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and professional services or increased revenue.
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
We rely on software vendors to operate certain critical functions of our business, including financial management, customer relationship management and human resource management. If we experience difficulties in implementing new software or if these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and integrated, all of which could harm our business.

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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for each of the years ended December 31, 2018, 2017 and 2016 we incurred 13% of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the years ended December 31, 2018, 2017 and 2016, 7%, 5% and 5%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
Changes in financial accounting standards may adversely impact our reported results of operations.
A change in accounting standards or practices could adversely affect our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. The ASU will be effective for us in the first quarter of 2019. We are currently evaluating the impact that the adoption of this new ASU will have on our consolidated financial statements. Although we have not finalized our evaluation of the impact of adoption of the ASU on our consolidated financial statements, we expect there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for leases currently classified as operating leases. These and other changes to existing rules or the questioning of current practices may adversely affect our operating results.
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
Risks Related to Intellectual Property, Litigation, Government Regulation, Data Collection and Catastrophic Events
Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.
Our success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage.
We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Rapid7,” “Nexpose” and “Metasploit” names and logos in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software, we do not typically register such copyrights with the Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.
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
From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could result in impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could negatively affect our brand and adversely impact our business, operating results and financial condition.
Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business and operating results.
Patent and other intellectual property disputes are common in our industry. We are periodically involved in disputes brought by non-practicing entities alleging patent infringement and we may, from time to time, be involved in other such disputes in the ordinary course of our business. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. Many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights. Third parties have in the past and may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us and we are currently involved in legal proceedings with Finjan, Inc., which has filed a complaint against us and our wholly-owned subsidiary, Rapid7

LLC, in the United States District Court, District of Delaware, alleging patent infringement. Third parties may also assert claims against our customers or channel partners, whom we typically indemnify against claims that our solutions infringe, misappropriate or otherwise violate the intellectual property rights of third parties. As the numbers of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.
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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, HIPAA, the Gramm Leach Bliley Act and state breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation, (EU) 2016/679 (GDPR), which went into effect in May 2018 and is designed to update current privacy laws to better reflect the digital economy and to unify data protection within the European Union ("EU") under a single law and laws implemented by EU member states which contain derogations from, or exemptions or authorizations for the purposes of, the GDPR, or which are otherwise intended to supplement the GDPR and any legislation that replaces or converts into domestic law the GDPR or any other law relating to data protection, the processing of personal data and privacy as a consequence of the United Kingdom leaving the EU. The GDPR presents significantly greater risks, compliance burdens and costs for companies with users and operations in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. These laws are broad in their application and apply when we do business with EU-based customers and when our U.S.-based customers collect and use personal data that originates from individuals resident in the EU. They also apply to transfers of information between us and our European Union-based subsidiaries, including employee information. Further, many U.S. federal and state and other foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, we self-certified under the EU-US Privacy Shield framework on December 20, 2016. However, it is possible that Privacy Shield may also be challenged in the future, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. The EU is monitoring the arrangement, and the EU Commissioner and the U.S. Department of Commerce carry out annual joint reviews, the first of which took place in September 2017 and the second in October 2018. Non-compliance with the transfer restrictions could result in the EU data protection authorities imposing a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.
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
As of December 31, 2018, we had federal and state net operating loss carryforwards (NOLs), of $171.2 million and $118.7 million, respectively, available to offset future taxable income, which expire in various years beginning in 2021 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the

Internal Revenue Code of 1986, as amended (the Internal Revenue Code), substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percentage point ownership change over a three-year testing period. Based upon our analysis as of December 31, 2018, we determined that although a limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.
Comprehensive tax reform bills could adversely affect our business and financial condition.
The U.S. government has recently enacted comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax imposed at lower rates on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a further reduced rate. During 2018, we completed our analysis and determined that this tax reform did not have a material impact on our effective tax rate. However, the U.S. government and other standard-setting bodies continue to interpret or issue guidance on how provisions of this tax reform will be applied or otherwise administered. As future guidance is issued, it may have an adverse effect on our business, financial condition, results of operations, or cash flows in the period such guidance is issued.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $47.62 through February 22, 2019. Factors that may affect the market price of our common stock include:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	variance in our financial performance from expectations of securities analysts;

•	changes in our projected operating and financial results;

•	changes in the prices of our products and professional services;

•	changes in laws or regulations applicable to our products or professional services;

•	announcements by us or our competitors of significant business developments, acquisitions or new offerings;

•	our involvement in any litigation or investigations by regulators;

•	our sale of our common stock or other securities in the future;

•	changes in our board of directors, senior management or key personnel;

•	trading volume of our common stock;

•	price and volume fluctuations in the overall stock market;

•	changes in the anticipated future size and growth rate of our market; and

•	general economic, regulatory and market conditions.
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
The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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
We have been and are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. While we have established certain procedures and control over our financial reporting processes, we cannot assure you that these efforts will prevent restatements of our financial statements in the future.
Our independent registered public accounting firm is also required, pursuant to Section 404, to report on the effectiveness of our internal control over financial reporting beginning with this annual Report on Form 10-K. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.
If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion that our internal controls over financial reporting are effective, investors could lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we could be subject to sanctions or investigations by regulatory authorities, including the SEC and Nasdaq. Failure to remediate any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
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
As of December 31, 2018, we had $230.0 million aggregate principal amount of indebtedness under our 1.25% convertible senior notes due 2023 (the Notes). Our indebtedness may:

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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters occupy approximately 75,000 square feet in Boston, Massachusetts under an operating lease that expires in August 2019. In November 2017, we entered into an agreement for a new facility in Boston, Massachusetts which will occupy approximately 147,000 square feet under a lease which is expected to commence on June 1, 2019 and expire in November 2029. We have additional U.S. offices including Los Angeles, California; Cambridge, Massachusetts; Austin, Texas; and Alexandria, Virginia. We also lease various international offices including in Toronto, Canada; Reading, United Kingdom; Belfast, Northern Ireland; Dublin, Ireland; and Singapore.
We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Item 3. Legal Proceedings.

In November 2016, our wholly owned subsidiary, Rapid7 LLC, and two of our then executive officers were named as defendants in a class action lawsuit which alleged violations of certain Massachusetts wage and hour laws. In the fourth quarter of 2018, we agreed to a settlement in the amount of $0.6 million.
In October 2018, Finjan, Inc. (Finjan) filed a complaint against us and our wholly-owned subsidiary, Rapid7 LLC, in the United States District Court, District of Delaware, alleging patent infringement of seven patents held by them. In the complaint, Finjan sought unspecified damages, attorneys' fees and injunctive relief. We intend to vigorously contest Finjan's claims. This litigation is still in its early stages and the final outcome, including our liability, if any, with respect to Finjan's claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Global Market under the symbol “RPD."
As of December 31, 2018, there were 76 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company, or DTC, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.
The following graph shows a comparison from July 17, 2015 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2018 of the cumulative total return for an investment of $100 in our common stock, the Nasdaq Global Market and the Nasdaq Computer Index. Data for the Nasdaq Global Market and the Nasdaq Computer Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	July 17, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Rapid7, Inc.	$100.00	$89.99	$59.85	$51.70	$49.76	$69.82	$48.14	$59.26	$66.57	$69.62	$73.81	$101.15	$111.63	$146.04	$123.26
Nasdaq Global Market Composite	100.00	79.58	81.67	67.59	67.13	78.33	75.93	81.02	84.92	90.86	95.11	98.64	111.77	118.97	89.07
Nasdaq Computer	100.00	95.13	105.13	106.53	102.79	118.13	117.72	135.85	148.80	154.96	168.48	173.36	185.67	199.94	163.53
Recent Sales of Unregistered Securities
None.

Use of Proceeds from Initial Public Offering of Common Stock
None.
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
The following selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018(1)	2017	2016	2015	2014
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Products	$168,571	$116,748	$89,404	$63,407	$47,030
Maintenance and support	42,223	46,268	37,403	26,903	19,016
Professional services	33,297	37,924	30,630	20,216	10,834
Total revenue	244,091	200,940	157,437	110,526	76,880
Cost of revenue(2):
Products	39,810	25,583	12,447	6,921	4,557
Maintenance and support	7,678	7,491	7,105	6,002	4,495
Professional services	23,595	23,836	20,173	16,321	9,420
Total cost of revenue	71,083	56,910	39,725	29,244	18,472
Operating expenses(2):
Research and development	67,743	50,938	47,955	38,746	25,570
Sales and marketing	123,310	111,593	90,524	67,365	49,007
General and administrative	34,993	30,293	28,282	21,731	12,972
Total operating expense	226,046	192,824	166,761	127,842	87,549
Loss from operations	(53,038)	(48,794)	(49,049)	(46,560)	(29,141)
Interest income	3,229	862	—	—	—
Interest expense	(4,934)	(87)	131	(2,523)	(2,802)
Other income (expense), net	(336)	313	(109)	(278)	(305)
Loss before income taxes	(55,079)	(47,706)	(49,027)	(49,361)	(32,248)
Provision for (benefit from) income taxes	466	(2,236)	(27)	496	379
Net loss	(55,545)	(45,470)	(49,000)	(49,857)	(32,627)
Accretion of preferred stock to redemption value	—	—	—	(35,061)	(52,336)
Beneficial conversion feature relating to IPO participation payment	—	—	—	(14,161)	—
Net loss attributable to common stockholders	(55,545)	(45,470)	$(49,000)	$(99,079)	$(84,963)
Net loss per share attributable to common stockholders, basic and diluted	$(1.20)	$(1.06)	$(1.19)	$(4.00)	$(6.65)
Weighted-average common shares outstanding, basic and diluted	46,456,825	42,952,950	41,248,473	24,740,480	12,770,916
(1) On January 1, 2018, we adopted ASC 606 using the modified retrospective method. See Note 2, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in this annual Report on Form 10-K for additional discussion of the impact of the adoption of this new accounting guidance.
(2) Includes stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,692	$1,085	$610	$532	$167
Research and development	10,822	7,205	6,054	5,010	499
Sales and marketing	7,569	5,756	6,607	3,139	496
General and administrative	7,510	5,495	4,045	2,004	997
Total stock-based compensation expense	$27,593	$19,541	$17,316	$10,685	$2,159
Depreciation and amortization expense:
Cost of revenue	$5,673	$3,597	$2,529	$1,890	$1,275
Research and development	1,336	1,077	1,080	1,138	1,093
Sales and marketing	2,783	1,986	1,842	1,617	1,396
General and administrative	1,305	968	1,274	707	376
Total depreciation and amortization expense	$11,097	$7,628	$6,725	$5,352	$4,140

	As of December 31,
	2018(1)	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$99,565	$51,562	$53,148	$86,553	$36,823
Working capital, excluding deferred revenue	310,646	139,604	101,527	109,015	50,359
Total assets	559,369	284,136	243,303	230,561	86,966
Total deferred revenue	248,571	224,500	169,063	130,317	85,056
Total debt	174,688	—	—	—	16,871
Total liabilities	472,050	259,983	201,265	162,486	122,230
Redeemable convertible preferred stock	—	—	—	—	211,598
Total stockholders’ equity (deficit)	87,319	24,153	42,038	68,075	(246,862)
(1) On January 1, 2018, we adopted ASC 606 using the modified retrospective method. See Note 2, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in this annual Report on Form 10-K for additional discussion of the impact of the adoption of this new accounting guidance.

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
Overview
Rapid7 is a leading provider of cyber security analytics and automation and a driving force behind the growing practice of SecOps. SecOps is the practice of aligning cyber security, IT, and DevOps teams so that security becomes an integral part of these teams’ daily operations empowering organizations to innovate faster and more securely. As of December 31, 2018, over 7,800 organizations around the world trust Rapid7 to provide visibility, analytics and automation to help reduce risk, simplify cyber security complexity and deliver better security outcomes.

Organizations of all sizes are faced with a more sophisticated and motivated set of cyber attackers. Coupled with an increasingly complex IT environment and expanding attack surface, driven by ubiquitous connectivity, globalization, mobility and expansion to the cloud, security and IT teams are struggling to maintain adequate levels of cyber security, provide visibility to their management teams, and meet increasing regulatory requirements. At the same time, they must navigate a shortage of capable cyber security professionals.

Out of these challenges there is a growing need for cyber security, IT and DevOps teams to be better aligned and to work together to identify, manage and reduce risk and more nimbly adapt to emerging threats, without adding significant resources. This need is the foundation of the evolving SecOps movement. SecOps requires shared visibility into risk and priorities, and analytics and automation that enable IT, Security and DevOps to work together to achieve significantly higher levels of productivity and success. Rapid7 is providing solutions to power SecOps success.

Our mission is to advance security through technology and expertise that simplify the complexity of cyber security. We seek to remove friction from every aspect of customers’ businesses, making security achievable and allowing them to focus on their professional and organizational advancement.

We offer products across the four main pillars of SecOps:

•
Vulnerability Management: Our industry-leading Vulnerability Management solutions provide enterprises with comprehensive, yet prioritized, visibility into potential cyber risks across their traditional and modern IT environment. With built-in remediation workflows, automation, and validation, our solutions are designed to help ensure that risks can be easily mitigated and attack surfaces diminished.

•
Incident Detection and Response: Our Incident Detection and Response solutions are designed to enable organizations to rapidly detect and respond to cyber security incidents and breaches across physical, virtual and cloud assets. Equipped with user behavior analytics, attacker behavior analytics and deception technology, our Security Information and Event Management is designed to provide comprehensive network visibility and accelerates threat investigation and response.

•
Application Security: Our Application Security offering provide dynamic application security testing and run-time application security monitoring and protection solutions that are designed to continuously analyze web applications for security vulnerabilities and block many types of attack automatically.

•
Security Orchestration and Automation Response: Our Security Orchestration and Automation Response solutions allow operations teams to connect disparate solutions within their cyber security, IT and development operations and build automated workflows, without requiring code, to eliminate repetitive, manual and labor-intensive tasks, resulting in measurable time and cost savings.

To complement our SecOps products, we offer a range of managed services based on our software solutions and consulting services, including incident response services, security advisory services, and deployment and training.
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of December 31, 2018, we had over 7,800 customers in 131 countries, including 53% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 2% of our revenue in 2018, 2017 or 2016.
We sell our products and professional services through direct inside and field sales teams and indirect channel partner relationships. Our sales teams focus on both new customer acquisition as well as up-selling and cross-selling additional offerings to our existing customers. Our sales teams are organized by geography, consisting of the Americas; Europe, the Middle East and Africa, or EMEA; and Asia Pacific, or APAC, as well as by target organization size. Our highly technical sales engineers help define customer use cases, manage solution evaluations and train channel partners. In addition, we maintain a global channel partner network that complements our sales organization, particularly in EMEA, APAC and Latin America.
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
We adopted ASC 606 effective on January 1, 2018 using the modified retrospective method. Under this method of adoption, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. See Note 2, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional discussion of the impact of the adoption of ASC 606 and changes in accounting policies relating to revenue recognition and accounting for costs to obtain and fulfill a customer contract. For the year ended December 31, 2018, we recognized revenue based on ASC 606; however, revenue for the prior years was recognized based on ASC 605. Therefore, the periods are not directly comparable.
Our Business Model
We have offerings in four key areas: (1) Vulnerability Management, (2) Incident Detection and Response, (3) Application Security and (4) Security Orchestration and Automation Response.
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:

•
Cloud-based subscriptions, which provide our software capabilities to our customers through cloud access and on a Software as a Service basis. Our InsightIDR, InsightVM, InsightAppSec and InsightConnect products are offered as cloud-based subscriptions, generally with a one-year term.

•
Managed services, through which we operate our products and provide our capabilities on behalf of our customers. Our Managed Vulnerability Management, Managed Application Security and Managed Detection and Response products are offered on a managed service basis, generally pursuant to one-year agreements.

•
Licensed software, including both term and perpetual licenses, and the simultaneous sale of maintenance and support. Our Nexpose, Metasploit and AppSpider products are offered through term or perpetual software licenses. Our customers who purchase software licenses also purchase maintenance and support, which provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide them with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one-year terms. In addition, our Komand product is offered through term licenses.

We also offer various professional services across all of our offerings, including deployment and training services related to our software and cloud-based products, incident response services and security advisory services. Customers can purchase our professional services together with our product offerings or on a stand-alone basis pursuant to fixed fee or time-and-materials agreements.
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services and Logentries, in a trailing 12-month period by the dollar value of the corresponding customer agreements. We also calculate an expiring renewal rate that does not take into account any upsells or cross-sells. As a result of this methodology, we would not expect our expiring renewal rate to exceed 100%. Our renewal rate was 120%, 122% and 120% in 2018, 2017 and 2016, respectively, and our expiring renewal rate was 90%, 89% and 89% in 2018, 2017 and 2016, respectively. Our goal is to maintain strong renewal rates and continue to increase the renewal rates over time however, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions or overall changes in our customers’ spending levels.
In 2018, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 81% of total revenue under ASC 606 and 79% of total revenue under ASC 605. In 2017 and 2016, recurring revenue was 70% and 67%, respectively, of total revenue under ASC 605.
In 2018, 56% of our total revenue under ASC 606 and 59% of total revenue under ASC 605, respectively, came from deferred revenue on the balance sheet at the beginning of the respective period. In 2017 and 2016, 57% and 55%, respectively, of our total revenue came from deferred revenue on the balance sheet at the beginning of the respective periods.
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Total revenue	$244,091	$200,940	$157,437
Year-over-year growth	21.5%	27.6%	42.4%
Non-GAAP loss from operations	$(20,381)	$(26,273)	$(29,295)
Operating cash flow	$6,066	$13,286	$9,112

	As of December 31,
	2018	2017
	(dollars in thousands)
Number of customers	7,808	7,030
Annualized recurring revenue	$251,819	$164,859
Year-over-year growth	52.7%	36.0%
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers. See discussion above regarding the lack of comparability for current year against historical periods given the adoption of ASC 606 as of January 1, 2018.
Non-GAAP Loss from Operations. We monitor non-GAAP loss from operations, a non-GAAP financial measure, to analyze our financial results. We believe non-GAAP loss from operations is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. See Non-GAAP Financial Results for further information on non-GAAP loss from operations and a reconciliation of non-GAAP loss from operations to the comparable GAAP financial measure.
Operating Cash Flow. We monitor our operating cash flow as a measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as stock-based compensation expenses and depreciation and amortization. Additionally, operating cash flow takes into account the increase in deferred revenue as a result of increases in sales of products and services, which reflects the receipt of cash payment for products before they are recognized into revenue. Our operating cash flow is significantly impacted by the timing of commission and bonus payments, accounts payable payments and collections of accounts receivable. Additionally, as we continue to shift from a perpetual license business model to a subscription business model, our average contract lengths may decline which may decrease our annual billings and, as a result, our cash flow from operations may be negatively impacted.
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
Annualized Recurring Revenue and Growth. Annualized Recurring Revenue (ARR) is a financial measure that we define as the annual value of all recurring revenue related to contracts in place at the end of the quarter. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue which can be impacted by contract start and end dates and renewal rates and does not include revenue reported as perpetual license or professional services revenue in our consolidated statement of operations.
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
The non-GAAP gross profit, non-GAAP loss from operations, non-GAAP net loss and non-GAAP net loss per share exclude all or a combination of the following: stock-based compensation expense, amortization of acquired intangible assets, amortization of debt discount and issuance costs, and certain other items such as acquisition-related expenses, secondary public offering costs and litigation-related expenses. We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allow for more meaningful comparisons between our operating results from period to period. We believe that excluding the impact of amortization of acquired intangible assets allows for more meaningful comparisons between operating results from period to period as the intangibles are valued at the time of acquisition and are amortized over several years after the acquisition. We believe that excluding the impact of amortization of debt discount and issuance costs allows for a more meaningful comparison between operating results from period to period as these costs are recorded as interest expense and are a non-cash item. We also exclude certain other items such as acquisition-related expenses, secondary public offering costs, and litigation-related expenses as these costs are unrelated to the current operations and neither comparable to the prior period nor predictive of future results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility into the underlying performance of our business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry.
We define adjusted EBITDA as net loss before (1) interest income, (2) interest expense, (3) other income (expense), net, (4) provision for (benefit from) income taxes, (5) depreciation expense, (6) amortization of intangible assets, (7) stock-based compensation expense, and (8) certain other items. We believe that the use of adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using this non-GAAP financial measure, including that other companies may calculate this measure differently than we do, that it does not reflect our capital expenditures or future requirements for capital expenditures and that it does not reflect changes in, or cash requirements for, our working capital and excludes some items that are cash based.
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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
GAAP total gross profit	$173,008	$144,030	$117,712
Stock-based compensation expense	1,692	1,085	610
Amortization of acquired intangible assets	3,985	2,639	1,782
Non-GAAP total gross profit	$178,685	$147,754	$120,104

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
GAAP gross profit – products	$128,761	$91,165	$76,957
Stock-based compensation expense	493	336	76
Amortization of acquired intangible assets	3,985	2,639	1,782
Non-GAAP gross profit – products	$133,239	$94,140	$78,815

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
GAAP gross profit – maintenance and support	$34,545	$38,777	$30,298
Stock-based compensation expense	233	247	206
Non-GAAP gross profit – maintenance and support	$34,778	$39,024	$30,504

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
GAAP gross profit – professional services	$9,702	$14,088	$10,457
Stock-based compensation expense	966	502	328
Non-GAAP gross profit – professional services	$10,668	$14,590	$10,785
The following table reconciles GAAP loss from operations to non-GAAP loss from operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
GAAP loss from operations	$(53,038)	$(48,794)	$(49,049)
Stock-based compensation expense	27,593	19,541	17,316
Amortization of acquired intangible assets	4,144	2,813	2,438
Acquisition-related expenses	115	167	—
Secondary public offering costs	205	—	—
Litigation-related expenses	600	—	—
Non-GAAP loss from operations	$(20,381)	$(26,273)	$(29,295)

The following table reconciles GAAP net loss to non-GAAP net loss for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
GAAP net loss	$(55,545)	(45,470)	(49,000)
Stock-based compensation expense	27,593	19,541	17,316
Amortization of acquired intangible assets	4,144	2,813	2,438
Acquisition-related expenses	115	167	—
Secondary offering costs	205	—	—
Litigation-related expenses	600	—	—
Release of valuation allowance, acquisition-related	—	(2,632)	—
Tax adjustment for the impact of tax reform	—	(352)	—
Amortization of debt discount and issuance costs	3,831	—	—
Non-GAAP net loss	$(19,057)	$(25,933)	$(29,246)
Non-GAAP net loss per share, basic and diluted	$(0.41)	$(0.60)	$(0.71)
Weighted-average common shares outstanding, basic and diluted	46,456,825	42,952,950	41,248,473
The following table reconciles GAAP net loss to adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(55,545)	$(45,470)	$(49,000)
Interest income	(3,229)	(862)	(342)
Interest expense	4,934	87	211
Other (income) expense, net	336	(313)	109
Provision for (benefit from) income taxes	466	(2,236)	(27)
Depreciation expense	6,486	4,815	4,287
Amortization of intangible assets	4,611	2,813	2,438
Stock-based compensation expense	27,593	19,541	17,316
Acquisition-related expenses	115	167	—
Secondary public offering costs	205	—	—
Litigation-related expenses	600	—	—
Adjusted EBITDA	$(13,428)	$(21,458)	$(25,008)
Components of Results of Operations
Revenue
We generate revenue primarily from selling products, maintenance and support and professional services through a variety of delivery models to meet the needs of our diverse customer base. We generally bill customers and collect payment for both our products and services at the beginning of a contractual period.
Products
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightIDR, InsightVM, InsightAppSec and InsightConnect products, (2) managed services offerings which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit and AppSpider products, term licenses for our Komand product offering, as well as associated content subscriptions for our Nexpose and Metasploit products. We also generate appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers.

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
Cost of Revenue
Our total cost of revenue consists of the costs of products, maintenance and support and professional services. Cost of revenue include overhead costs for depreciation, facilities, IT, information security, and recruiting. Our IT overhead costs include IT personnel compensation costs and costs associated with our IT infrastructure. All overhead costs are allocated based on relative headcount.
Cost of Products
Cost of products consists of personnel and related costs for our content, managed service and cloud operations team, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead costs. Also included in cost of products are software license fees, hardware, cloud computing costs and internet connectivity expenses directly related to delivering our products, amortization of contract fulfillment costs, as well as amortization of certain intangible assets including internally developed software.
Cost of Maintenance and Support
Cost of maintenance and support consists of personnel and related costs for our support team, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead costs.
Cost of Professional Services
Cost of professional services consists of personnel and related costs for our professional services team, including salaries and other payroll related costs, bonuses, stock-based compensation, costs of contracted third-party vendors, travel and entertainment expenses and allocated overhead costs.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Operating expenses include overhead costs for depreciation, facilities, IT, information security and recruiting. Our IT overhead costs include IT personnel compensation costs and costs associated with our IT infrastructure. All overhead costs are allocated based on relative headcount.
Research and Development Expense
Research and development expense consists of personnel costs for our research and development team, including salaries and other payroll related costs, bonuses and stock-based compensation. Additional expenses include travel and entertainment, consulting and professional fees for third-party development resources as well as allocated overhead costs.
We expect research and development expense to increase on an absolute dollar basis in the near term as we continue to increase investments in our products and technology platform innovation, but to remain relatively consistent as a percentage of total revenue.

Sales and Marketing Expense
Sales and marketing expense consists of personnel costs for our sales and marketing team, including salaries and other payroll related costs, commissions, including amortization of deferred commissions, bonuses and stock-based compensation. Additional expenses include marketing activities and promotional events, travel and entertainment, training costs, amortization of certain intangible assets and allocated overhead costs.
We expect sales and marketing expense to increase on an absolute dollar basis in the near term as we continue to increase investments to drive our revenue growth, but to decrease as a percentage of total revenue.
General and Administrative Expense
General and administrative expense consists of personnel costs for our legal, human resources, and finance and accounting departments, including salaries and other payroll related costs, bonuses and stock-based compensation. Additional expenses include travel and entertainment, professional fees, litigation-related expenses, insurance, secondary public offering expenses, acquisition-related expenses, amortization of certain intangible assets and allocated overhead costs.
We expect general and administrative expense to increase on an absolute dollar basis in the near term as we continue to increase investments to support our growth, but to remain relatively consistent as a percentage of total revenue.
Interest Income
Interest income consists primarily of interest income on our cash and cash equivalents and our short and long-term investments.
Interest Expense
Interest expense consists primarily of contractual interest expense, as well as amortization of debt discount and issuance costs related to our 1.25% convertible senior notes due 2023.
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

Results of Operations

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$168,571	$116,748	$89,404
Maintenance and support	42,223	46,268	37,403
Professional services	33,297	37,924	30,630
Total revenue	244,091	200,940	157,437
Cost of revenue:(1)
Products	39,810	25,583	12,447
Maintenance and support	7,678	7,491	7,105
Professional services	23,595	23,836	20,173
Total cost of revenue	71,083	56,910	39,725
Operating expenses:(1)
Research and development	67,743	50,938	47,955
Sales and marketing	123,310	111,593	90,524
General and administrative	34,993	30,293	28,282
Total operating expenses	226,046	192,824	166,761
Loss from operations	(53,038)	(48,794)	(49,049)
Interest income	3,229	862	342
Interest expense	(4,934)	(87)	(211)
Other income (expense), net	(336)	313	(109)
Loss before income taxes	(55,079)	(47,706)	(49,027)
Provision for (benefit from) income taxes	466	(2,236)	(27)
Net loss	(55,545)	(45,470)	(49,000)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,692	$1,085	$610
Research and development	10,822	7,205	6,054
Sales and marketing	7,569	5,756	6,607
General and administrative	7,510	5,495	4,045
Total stock-based compensation expense	$27,593	$19,541	$17,316

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	5,673	$3,597	$2,529
Research and development	1,336	1,077	1,080
Sales and marketing	2,783	1,986	1,842
General and administrative	1,305	968	1,274
Total depreciation and amortization expense	$11,097	$7,628	$6,725

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2018	2017	2016
Consolidated Statement of Operations Data:
Revenue:
Products	69.1%	58.1%	56.8%
Maintenance and support	17.3	23.0	23.8
Professional services	13.6	18.9	19.5
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	16.3	12.7	7.9
Maintenance and support	3.1	3.7	4.5
Professional services	9.7	11.9	12.8
Total cost of revenue	29.1	28.3	25.2
Operating expenses:
Research and development	27.8	25.4	30.4
Sales and marketing	50.5	55.5	57.5
General and administrative	14.3	15.1	18.0
Total operating expenses	92.6	96.0	105.9
Loss from operations	(21.7)	(24.3)	(31.1)
Interest income	1.3	0.4	0.2
Interest expense	(2.0)	—	(0.1)
Other income (expense), net	(0.1)	0.2	(0.1)
Loss before income taxes	(22.6)	(23.7)	(31.1)
Provision for (benefit from) income taxes	0.2	(1.1)	—
Net loss	(22.8)%	(22.6)%	(31.1)%
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Revenue

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue:
Products	$168,571	$116,748	$51,823	44.4%
Maintenance and support	42,223	46,268	(4,045)	(8.7)
Professional services	33,297	37,924	(4,627)	(12.2)
Total revenue	$244,091	$200,940	$43,151	21.5%
Total revenue increased by $43.2 million in 2018 compared to 2017. The increase in revenue included a $4.6 million increase from new customers and $50.4 million increase in revenue from existing customers. The $50.4 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers. The revenue increase was partially offset by a $11.8 million decrease in revenue as a result of the adoption of ASC 606. Refer to Note 2, Summary of Significant Accounting Policies, in the notes to our consolidated financial statements for further details regarding the impact of the adoption of ASC 606.
The increase in total revenue in 2018 was comprised of $46.0 million generated from sales in North America and $9.0 million generated from sales from the rest of the world. The revenue increase generated from sales in North America and rest of world was partially offset by a $8.9 million decrease in revenue in North America and a $2.9 million decrease in revenue in the rest of the world due to the adoption of ASC 606.

The $4.0 million decrease in maintenance and support revenue in 2018 compared to 2017 was primarily due to a $3.5 million reduction in revenue as a result of the adoption of ASC 606. The $4.6 million decrease in professional services revenue in 2018 compared to 2017 was primarily due to a $1.7 million reduction in revenue as a result of the adoption of ASC 606 and a reduction in professional services bookings which drove the performance of less services.
Cost of Revenue

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Cost of revenue:
Products	$39,810	$25,583	$14,227	55.6%
Maintenance and support	7,678	7,491	187	2.5
Professional services	23,595	23,836	(241)	(1.0)
Total cost of revenue	$71,083	$56,910	$14,173	24.9%
Gross margin %:
Products	76.4%	78.1%
Maintenance and support	81.8	83.8
Professional services	29.1	37.1
Total gross margin %	70.9%	71.7%
Total cost of revenue increased by $14.2 million in 2018 compared to 2017, primarily due to $6.9 million increase in cloud computing costs related to growing cloud-based subscription revenue, as well as a $5.0 million increase in personnel costs, inclusive of a $0.6 million increase in stock-based compensation expense, primarily as a result of our increase in headcount from 236 as of December 31, 2017 to 247 as of December 31, 2018 as well as the timing effect of when our headcount additions were hired in 2018 and 2017, to support our growing customer base. Our increase in total cost of revenue also included a $1.6 million increase in allocated overhead driven largely by IT and facilities costs, a $1.3 million increase in amortization of intangible assets primarily due our acquisition of Komand in July 2017 and tCell in October 2018, a $0.4 million increase in amortization expense for capitalized internally-developed software, and a $0.3 million increase in other costs. These increases were partially offset by a $1.0 million decrease in third-party professional service consulting costs and a $0.3 million decrease in travel and entertainment expenses. Total cost of revenue was not materially impacted by the adoption of ASC 606.
Total gross margin percentage decreased in 2018 compared to 2017. The decrease in products gross margin was due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products, in addition to a reduction in products revenue of $6.6 million as a result of the adoption of ASC 606. The decrease in maintenance and support gross margin was primarily due to a reduction of maintenance and support revenue of $3.5 million as a result of the adoption of ASC 606. The decrease in professional services gross margin was primarily due to a reduction in professional services revenue.
Operating Expenses
Research and Development Expense

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Research and development	$67,743	$50,938	$16,805	33.0%
% of revenue	27.8%	25.4%
Research and development expense increased by $16.8 million in 2018 compared to 2017 primarily due to a $11.3 million increase in personnel costs, a $2.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $1.6 million increase in third-party cloud infrastructure costs related to development of new and future offerings, a $0.6 million increase for a global developers conference, a $0.6 million increase in travel and entertainment expenses and a $0.5 million increase due to the write-off of a capitalized internal-use software project. The $11.3 million increase in personnel costs was primarily due to a $8.8 million increase in salaries and related costs driven by growth in headcount from 266 as of December 31, 2017 to 324 as of December 31, 2018, which included 12 employees acquired in the July 2017 Komand acquisition and 13 employees acquired in the October 2018 tCell acquisition, as well as the timing effect of when our headcount additions were hired in 2018 and 2017, a $1.0 million increase in acquisition-related bonuses, and a $3.6 million increase in stock-based compensation expense, partially offset by a $2.1 million increase in personnel costs that were capitalized as internal-use software costs.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$123,310	$111,593	$11,717	10.5%
% of revenue	50.5%	55.5%
Sales and marketing expense increased by $11.7 million in 2018 compared to 2017 primarily due to a $21.5 million increase in personnel costs and commissions due to an increase in headcount from 437 as of December 31, 2017 to 519 as of December 31, 2018, inclusive of a $1.8 million increase in stock-based compensation expense, as well as the timing effect of when our headcount additions were hired in 2018 and 2017 to drive additional sales. Our increase in sales and marketing expense also included a $3.9 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.8 million increase in marketing and advertising costs, a $0.5 million in professional consulting fees, a $0.3 million increase in travel and entertainment expense and a $0.2 million increase in other expenses. These increases were partially offset by a $0.6 million decrease in event marketing expense related to a user conference which was held in the prior year and a $2.0 million decrease in partner referral fees. In addition, the sales and marketing expense increase was partially offset by a $12.9 million decrease in personnel costs as a result of capitalized commission costs net of amortization expense due to the adoption of ASC 606.
General and Administrative Expense

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$34,993	$30,293	$4,700	15.5%
% of revenue	14.3%	15.1%
General and administrative expense increased by $4.7 million in 2018 compared to 2017 primarily due to a $2.9 million increase in personnel costs, inclusive of a $2.0 million increase in stock-based compensation expense, as a result of an increase in headcount from 140 as of December 31, 2017 to 156 as of December 31, 2018 as well as the timing effect of when our headcount additions were hired in 2018 and 2017, in order to support our overall company growth, $0.6 million of litigation-related expenses, a $0.6 million increase in allocated overhead, driven largely by an increase in IT and facilities costs, $0.2 million in secondary public offering expenses, $0.1 million in professional fees and a $0.3 million increase in other expenses.
Interest Income

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Interest income	$3,229	$862	$2,367	274.6%
% of revenue	1.3%	0.4%
Interest income increased by $2.4 million in 2018 compared to 2017 primarily due to higher interest income as a result of the increase in value of investments as well as higher interest rates.

Interest Expense

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Interest expense	$(4,934)	$(87)	$(4,847)	NM
% of revenue	(2.0)%	—%
Interest expense increased by $4.8 million in 2018 compared to 2017 primarily due to contractual interest and amortization of debt discount and issuance costs related to the issuance of the Notes.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense), net	$(336)	$313	$(649)	(207.3)%
% of revenue	(0.1)%	0.2%
Other income (expense), net reflected a $0.6 million increase in expense in 2018 compared to 2017 due to realized and unrealized foreign currency losses exceeding gains, primarily related to the euro and British pound sterling.
Provision for (benefit from) Income Taxes

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$466	$(2,236)	$2,702	NM
% of revenue	0.2%	(1.1)%
Provision for income taxes increased by $2.7 million to an expense of $0.5 million in 2018 compared to a $2.2 million benefit in 2017. The increase was primarily due to a $2.6 million deferred tax benefit in the prior year. The deferred tax benefit resulted from the partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of Komand which was not deductible for tax purposes.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Revenue

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue:
Products	$116,748	$89,404	$27,344	30.6%
Maintenance and support	46,268	37,403	8,865	23.7
Professional services	37,924	30,630	7,294	23.8
Total revenue	$200,940	$157,437	$43,503	27.6%
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

Cost of Revenue

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Cost of revenue:
Products	$25,583	$12,447	$13,136	105.5%
Maintenance and support	7,491	7,105	386	5.4
Professional services	23,836	20,173	3,663	18.2
Total cost of revenue	$56,910	$39,725	$17,185	43.3%
Gross margin %:
Products	78.1%	86.1%
Maintenance and support	83.8	81.0
Professional services	37.1	34.1
Total gross margin %	71.7%	74.8%
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
Interest Income

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Interest income	$862	$342	$520	152.0%
% of revenue	0.9%	0.4%
Interest income increased by $0.5 million in 2017 compared to 2016 primarily due to higher interest income as a result of our investment in higher-yield securities.

Interest Expense

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Interest expense	$(87)	$(211)	$124	(58.8)%
% of revenue	—%	0.1%
Interest expense decreased by $0.1 million in 2017 compared to 2016 primarily due to a decrease in non-cash interest charges related to the accretion of the liability associated with deferred acquisition payments.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense), net	$313	$(109)	$422	(387.2)%
% of revenue	0.2%	(0.1)%
Other income (expense), net reflected a $0.4 million decrease in expense in 2017 compared to 2016 primarily due to realized and unrealized foreign currency gains exceeding losses, primarily related to the euro and British pound sterling.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(2,236)	$(27)	$(2,209)	NM
% of revenue	(1.1)%	—%
Provision for (benefit from) income taxes increased by $2.2 million in 2017 compared to 2016 primarily due to a $2.6 million deferred tax benefit resulting from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of Komand which is not deductible for tax purposes as well as a $0.4 million tax benefit due to the impact of U.S tax reform. These benefits were partially offset by an increase of $0.8 million provision for income taxes due to our increased operations in foreign and U.S. state jurisdictions.
Liquidity and Capital Resources
As of December 31, 2018, we had $99.6 million in cash and cash equivalents, $204.1 million of short- and long-term investments that have maturities ranging from 3 months to 2 years and an accumulated deficit of $464.6 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents and investments, cash flow from operations, equity financing transactions, and issuance of convertible senior notes. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities. In August 2018, we issued $230.0 million aggregate principal amount of the Notes. The total net proceeds from the offering, after deducting initial purchase discounts and debt issuance costs, were $223.1 million. In connection with the issuance of the Notes, we entered into capped call transactions with certain counterparties (the Capped Calls). We used $26.9 million of the net proceeds from the Notes to purchase the Capped Calls. For further discussion on the Capped Calls, see Note 7, Convertible Senior Notes and Capped Calls, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. In January 2018, we completed a public offering of 1,500,000 shares of our common stock for net proceeds of $30.9 million.
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
The following table shows a summary of our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$51,762	$53,148	$86,553
Net cash provided by operating activities	6,066	13,286	9,112
Net cash used in investing activities	(193,733)	(22,221)	(43,475)
Net cash provided by financing activities	236,164	7,268	1,161
Effects of exchange rates on cash, cash equivalents and restricted cash	(694)	281	(203)
Cash, cash equivalents and restricted cash at end of period	$99,565	$51,762	$53,148
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for investing activities such as business acquisitions and purchases of property and equipment.
Operating Activities
Operating activities provided $6.1 million of cash in 2018. Cash provided by operating activities reflected our net loss of $55.5 million, offset by a decrease in our net operating assets and liabilities of $18.2 million and non-cash charges of $43.4 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and issuance costs, provision for doubtful accounts, and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $22.9 million increase in deferred revenue from sales of our products and services, a $6.0 million increase in accrued expenses, a $3.7 million increase in accounts payable, and a $0.4 million increase in other liabilities, which each had a positive impact on operating cash flow. These factors were offset by a $12.8 million increase in deferred contract acquisition and fulfillment costs, a $1.7 million increase in accounts receivable and a $0.3 million increase in prepaid expenses and other assets, which each had a negative impact on operating cash flow.
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
Investing Activities
Investing activities used $193.7 million of cash in 2018, consisting of $233.4 million for purchases of investments, offset by $70.3 million of investment sales and maturities, $14.5 million of cash paid for the acquisition of tCell, $12.8 million in capital expenditures to purchase computer equipment and leasehold improvements and $3.3 million for the capitalization of internal-use software costs.
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
Financing Activities
Financing activities provided $236.2 million of cash in 2018, which consisted primarily of $223.1 million in net proceeds from the issuance of the Notes, $30.9 million in net proceeds from a secondary public offering in January 2018, $7.6 million in proceeds from the exercise of stock options and $3.6 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), partially offset by $26.9 million for the purchase of Capped Calls related to the Notes and $2.1 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $7.3 million of cash in 2017, which consisted primarily of $5.8 million in proceeds from the exercise of stock options, and $2.9 million in proceeds from the issuance of common stock purchased by employees under the ESPP, partially offset by a $0.7 million payment related to the deferred acquisition consideration associated with our acquisition of NT Objectives, Inc. in 2015 and $0.7 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $1.2 million of cash in 2016, which consisted primarily of $3.7 million in proceeds from the issuance of common stock purchased by employees under the ESPP, $2.9 million in proceeds from the exercise of stock options and $0.1 million related to an excess tax benefit from stock-based compensation, partially offset by $4.1 million in withholding taxes paid for the net share settlement of equity awards and a $1.4 million payment related to the deferred acquisition consideration associated with the NT Objectives, Inc. acquisition in 2015.
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2018:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Convertible senior notes principal	$—	$—	$230,000	$—	$230,000
Convertible senior notes interest	2,779	8,625	2,875	—	14,279
Operating leases	9,899	33,603	31,310	33,474	108,286
Non-cancellable purchase obligations	42,524	49,479	230	15	92,248
Total	$55,202	$91,707	$264,415	$33,489	$444,813
The commitment amounts in the table above are associated with agreements that are enforceable and legally binding. The table does not include obligations under agreements that we can cancel without a significant penalty.
We lease our office facilities under non-cancellable operating leases. As of December 31, 2018, we have leases that expire at various dates through 2029. Certain of our operating leases require real estate taxes, common area maintenance and insurance payments, which are expensed when incurred and not included in the commitments table noted above.
The non-cancellable purchase obligations in the table above include cloud infrastructure services, including with Amazon Web Services, software subscriptions and the build-out of our new corporate headquarters.
As of December 31, 2018, we had a total of $8.2 million in letters of credit outstanding as collateral for certain office space leases and a corporate credit card program. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, in some cases, until 2029.
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

Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Our most critical accounting policies are summarized below. See Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of our other significant accounting policies.
Revenue Recognition
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightIDR, InsightVM, InsightAppSec, and InsightConnect products, (2) managed services offerings which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit, AppSpider and Komand products, and associated content subscriptions for our Nexpose and Metasploit products. We also generate appliance revenue that is included in our products revenue. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose, Metasploit, AppSpider and Komand. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services and security advisory services. Our deployment services educate and assist our customers on the best use and best practices to deploy our solutions.
We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606) on January 1, 2018 using the modified retrospective method. Under this method of adoption, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. Comparative prior periods were not adjusted.
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

•
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

•
Managed services offerings consist of fees generated when we operate our software and provide our capabilities on behalf of our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our managed services offerings generally have terms of 1 to 3 years which are billed in advance and non-cancellable.

•	Revenue related to our content subscriptions associated with our software licenses is recognized ratably over the contractual period.

•	Some of our customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at our SSP.
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
Term and Perpetual Software Licenses
For our perpetual software licenses where the utility to the customer is dependent on the continued delivery of content subscriptions, the content subscription renewal options result in a material right with respect to the perpetual software license. As a result, the revenue attributable to the perpetual software license is recognized ratably over the customer’s estimated economic life of five years, which represents a longer period of time in comparison to the initial contractual period of maintenance and support. The estimated economic life of five years represents the period which the customer is expected to benefit from the material right. We estimated this period of benefit by taking into consideration several factors, including the terms and conditions of our customer contracts and renewals and the expected useful life of our technology.
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
Legacy Revenue Accounting Policy
For periods prior to January 1, 2018, revenue was recognized in accordance with FASB ASC Topic 605, Revenue Recognition (ASC 605). Under ASC 605 we recognized revenue when all of the following were met:

•	Persuasive evidence of an arrangement existed. Binding agreements or purchase orders were generally evidence of an arrangement.

•	Delivery had occurred. Delivery occurred (1) upon delivery of the software license key or when the customer had access to the software product or (2) when we performed the services.

•	The sales price was fixed or determinable. Fees were considered fixed and determinable when the fees were contractually agreed upon with the customer.

•
Collectability was probable. Collectability was deemed probable based on review of a number of factors, including creditworthiness and customer payment history. If collectability was not probable, revenue was deferred until collection became probable, which was generally upon the receipt of payment.

Substantially all of our software licenses were sold in multiple-element arrangements that included maintenance and support and content subscriptions, and in addition could include cloud-based subscriptions, professional services and/or managed services. All of these elements were considered to be software elements other than cloud-based subscriptions and managed services which were non-software elements. Non-software elements included in multiple-element arrangements consist of a single deliverable that had stand-alone value and represented a single unit of accounting. We determined that we did not have vendor-specific objective evidence, or VSOE, of the selling price for the elements comprising these multiple-element arrangements as our software licenses were generally not sold on a stand-alone basis and we purposefully employed variable pricing for our offerings in order to meet customer purchase requirements along the multiple price points of the demand curve.
When all of the elements of a multiple-element arrangement were software elements, the revenue for software licenses and any other products and services that were sold along with the license was generally deferred on our balance sheet and recognized as revenue on our consolidated statements of operations ratably over the contractual period of the maintenance and support, typically one to three years, which was longer than the period over which the professional services were performed. Revenue recognition began upon delivery of the software license, assuming that all other criteria for revenue recognition had been met.
When a multiple-element arrangement included both software elements and non-software elements, the total arrangement consideration was first allocated between the software elements and the non-software elements based on the selling price hierarchy, which included (1) VSOE, if available, (2) third-party evidence, or TPE, if VSOE was not available or (3) best estimate of selling price, or BESP, if neither VSOE nor TPE was available. We were not able to establish a selling price for any element using VSOE or TPE. We determined BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration included our discounting practices, the size and volume of our transactions, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP was made in consultation with, and was approved by, our management. The portion of the consideration allocated to the non-software elements was recognized ratably over the service period of the non-software elements, assuming all other criteria for revenue recognition had been met. The portion of the consideration allocated to software elements was recognized as described above.

With respect to our managed services and cloud-based subscription offerings sold on a stand-alone basis, we recognized revenue ratably over the term of the managed service agreement or subscription, assuming that the other criteria for revenue recognition were met.
We recognized revenue from professional services sold on a stand-alone basis as those services were rendered.
For purposes of disclosing revenue by class, we allocated the arrangement consideration for multiple-element software arrangements among the individual elements utilizing BESP, as we did not have VSOE or TPE of selling price for any of the elements.
Deferred Contract Acquisition and Fulfillment Costs
We capitalize commission expenses paid to internal sales personnel and partner referral fees that are incremental costs to obtaining customer contracts. These costs are recorded as deferred contract acquisition costs in the consolidated balance sheets. Costs to obtain a contract for a new customer, up-sell or cross-sell are amortized on a straight-line basis over an estimated period of benefit of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determined the estimated period of benefit by taking into consideration the contractual term and expected renewals of customer contracts, our technology and other factors, including the fact that commissions paid on renewals are not commensurate with commissions paid on initial sales transactions. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period. Costs to obtain a contract for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements are one year or less.
Amortization expense associated with deferred contract acquisition costs is recorded to sales and marketing expense in our consolidated statements of operations.
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
For periods prior to January 1, 2018, under ASC 605, sales commissions were recognized in the period that the commissions were earned by our employees, which was typically upon signing of an arrangement. Under our sales commission policy, the amount of sales commissions expense attributable to the sales arrangement signed in the period was recognized fully in that period; however, the revenue from the sales arrangement was generally recognized ratably over the contractual period of the applicable agreement.
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
We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Black-Scholes option pricing model requires management to make a number of assumptions, including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of grant. These estimates involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.
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
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for a description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial conditions.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Japan, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. During the years ended December 31, 2018 and 2017, the effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities would not have been material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of December 31, 2018, we had cash and cash equivalents of $99.6 million consisting of bank deposits and money market funds and short- and long-term investments of $204.1 million consisting of U.S. Government agencies, commercial paper, corporate bonds, agency bonds and asset-backed securities. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash and cash equivalents and short- and long-term investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments as available-for-sale securities, no gains or losses are recognized due to the changes in interest rates unless securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

In August 2018, we issued $230.0 million aggregate principal amount of 1.25% convertible senior notes due in 2023. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of December 31, 2018, the fair value of our Notes was $233.0 million.
As of December 31, 2018, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Rapid7, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rapid7, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in note 2 to the consolidated financial statements, the Company changed its method of revenue recognition in 2018 due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company's auditor since 2011.
Boston, Massachusetts
February 28, 2019

RAPID7, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$99,565	$51,562
Short-term investments	159,210	39,178
Accounts receivable, net of allowance for doubtful accounts of $1,624 and $1,478 at December 31, 2018 and 2017, respectively	74,935	73,661
Deferred contract acquisition and fulfillment costs, current portion	12,321	—
Prepaid expenses and other current assets	9,746	8,877
Total current assets	355,777	173,278
Long-term investments	44,892	1,102
Property and equipment, net	17,523	8,589
Goodwill	88,420	83,164
Intangible assets, net	23,955	16,640
Deferred contract acquisition and fulfillment costs, non-current portion	27,634	—
Other assets	1,168	1,363
Total assets	$559,369	$284,136
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	7,048	2,240
Accrued expenses	37,376	29,728
Deferred revenue, current portion	189,855	155,811
Other current liabilities	707	1,706
Total current liabilities	234,986	189,485
Convertible senior notes, net	174,688	—
Deferred revenue, non-current portion	58,716	68,689
Other long-term liabilities	3,660	1,809
Total liabilities	472,050	259,983
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at December 31, 2018 and 2017; 0 shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at December 31, 2018 and 2017; 48,087,257 and 44,540,544 shares issued at December 31, 2018 and 2017, respectively; 47,600,449 and 44,053,736 shares outstanding at December 31, 2018 and 2017, respectively	476	441
Treasury stock, at cost, 486,808 shares at December 31, 2018 and 2017	(4,764)	(4,764)
Additional paid-in-capital	556,223	463,428
Accumulated other comprehensive loss	(31)	(39)
Accumulated deficit	(464,585)	(434,913)
Total stockholders’ equity	87,319	24,153
Total liabilities and stockholders’ equity	$559,369	$284,136
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Products	$168,571	$116,748	$89,404
Maintenance and support	42,223	46,268	37,403
Professional services	33,297	37,924	30,630
Total revenue	244,091	200,940	157,437
Cost of revenue:
Products	39,810	25,583	12,447
Maintenance and support	7,678	7,491	7,105
Professional services	23,595	23,836	20,173
Total cost of revenue	71,083	56,910	39,725
Total gross profit	173,008	144,030	117,712
Operating expenses:
Research and development	67,743	50,938	47,955
Sales and marketing	123,310	111,593	90,524
General and administrative	34,993	30,293	28,282
Total operating expenses	226,046	192,824	166,761
Loss from operations	(53,038)	(48,794)	(49,049)
Other income (expense), net:
Interest income	3,229	862	342
Interest expense	(4,934)	(87)	(211)
Other income (expense), net	(336)	313	(109)
Loss before income taxes	(55,079)	(47,706)	(49,027)
Provision for (benefit from) income taxes	466	(2,236)	(27)
Net loss	$(55,545)	$(45,470)	$(49,000)
Net loss per share, basic and diluted	$(1.20)	$(1.06)	$(1.19)
Weighted-average common shares outstanding, basic and diluted	46,456,825	42,952,950	41,248,473
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(55,545)	$(45,470)	$(49,000)
Other comprehensive loss:
Change in fair value of investments	8	(23)	(19)
Adjustment for net losses realized and included in net loss	—	3	—
Total change in unrealized losses on investments	8	(20)	(19)
Comprehensive loss	$(55,537)	$(45,490)	$(49,019)
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	41,540	$415	402	$(3,526)	$411,524	$—	$(340,338)	$68,075
Stock-based compensation expense	—	—	—	—	17,316	—	—	17,316
Issuance of common stock under ESPP	346	4	—	—	3,720	—	—	3,724
Vesting of restricted stock units	91	1	—	—	(1)	—	—	—
Forfeiture of restricted stock awards	(27)	—	—	—	—	—	—	—
Shares withheld for employee taxes	(74)	(1)	62	(865)	(160)	—	—	(1,026)
Excess tax benefit from stock-based compensation	—	—	—	—	87	—	—	87
Issuance of common stock upon exercise of stock options and warrants	679	7	—	—	2,874	—	—	2,881
Net unrealized loss on investments	—	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	—	(49,000)	(49,000)
Balance, December 31, 2016	42,555	$426	464	$(4,391)	$435,360	$(19)	$(389,338)	$42,038
Stock-based compensation expense	—	—	—	—	19,541	—	—	19,541
Cumulative-effect adjustment for the adoption of ASU 2016-09	—	—	—	—	105	—	(105)	—
Issuance of common stock under ESPP	247	3	—	—	2,911	—	—	2,914
Vesting of restricted stock units	436	4	—	—	(4)	—	—	—
Forfeiture of restricted stock awards	(21)	—	—	—	—	—	—	—
Shares withheld for employee taxes	(50)	(1)	23	(373)	(324)	—	—	(698)
Issuance of common stock upon exercise of stock options	887	9	—	—	5,839	—	—	5,848
Net unrealized loss on investments	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(45,470)	(45,470)
Balance, December 31, 2017	44,054	$441	487	$(4,764)	$463,428	$(39)	$(434,913)	$24,153
Stock-based compensation expense	—	—	—	—	27,593	—	—	27,593
Cumulative-effect adjustment for the adoption of ASC 606	—	—	—	—	—	—	25,873	25,873
Equity component of convertible senior notes, net	—	—	—	—	52,194	—	—	52,194
Purchase of capped calls related to convertible senior notes	—	—	—	—	(26,910)	—	—	(26,910)
Issuance of common stock related to secondary offering	1,500	15	—	—	30,892	—	—	30,907
Issuance of common stock under ESPP	219	2	—	—	3,635	—	—	3,637
Vesting of restricted stock units	973	10	—	—	(10)	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—
Shares withheld for employee taxes	(88)	(1)	—	—	(2,196)	—	—	(2,197)
Issuance of common stock upon exercise of stock options	945	9	—	—	7,597	—	—	7,606
Net unrealized gain on investments	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(55,545)	(55,545)
Balance, December 31, 2018	47,600	$476	487	$(4,764)	$556,223	$(31)	$(464,585)	$87,319
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(55,545)	$(45,470)	$(49,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,097	7,628	6,725
Amortization of debt discount and issuance costs	3,831	—	—
Stock-based compensation expense	27,593	19,541	17,316
Provision for doubtful accounts	740	905	931
Deferred income taxes	(69)	(2,860)	75
Foreign currency re-measurement (gain) loss	757	(364)	58
Other non-cash items	(506)	209	222
Changes in assets and liabilities:
Accounts receivable	(1,685)	(25,217)	(6,195)
Deferred contract acquisition and fulfillment costs	(12,790)	—	—
Prepaid expenses and other assets	(287)	(74)	(3,523)
Accounts payable	3,675	(2,257)	1,619
Accrued expenses	6,018	6,758	1,578
Deferred revenue	22,870	55,437	38,748
Other liabilities	367	(950)	558
Net cash provided by operating activities	6,066	13,286	9,112
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,460)	(14,717)	—
Purchases of property and equipment	(12,813)	(4,824)	(4,499)
Capitalization of internal-use software	(3,265)	(1,162)	—
Purchases of investments	(233,421)	(35,190)	(38,976)
Sales and maturities of investments	70,226	33,672	—
Net cash used in investing activities	(193,733)	(22,221)	(43,475)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs of $6,879	223,121	—	—
Purchase of capped calls related to convertible senior notes	(26,910)	—	—
Proceeds from secondary public offering, net of offering costs of $608	30,907	—	—
Deferred business acquisition payment	—	(796)	(1,392)
Payments of capital lease obligations	—	—	(68)
Taxes paid related to net share settlement of equity awards	(2,197)	(698)	(4,114)
Excess tax benefit from stock-based compensation	—	—	87
Proceeds from employee stock purchase plan	3,637	2,914	3,724
Proceeds from stock option exercises	7,606	5,848	2,924
Net cash provided by financing activities	236,164	7,268	1,161
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(694)	281	(203)
Net increase (decrease) in cash, cash equivalents and restricted cash	47,803	(1,386)	(33,405)
Cash, cash equivalents and restricted cash, beginning of period	51,762	53,148	86,553
Cash, cash equivalents and restricted cash, end of period	$99,565	$51,762	$53,148
Supplemental cash flow information:
Cash paid for income taxes	$188	$801	$556
Cash paid for interest	$—	$—	$5
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$99,565	$51,562	$53,148
Restricted cash in other assets	—	200	—
Total cash, cash equivalents and restricted cash	$99,565	$51,762	$53,148
See accompanying notes to consolidated financial statements.

RAPID7, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of the Business
Rapid7, Inc. and subsidiaries (“we,” “us” or “our”) is advancing security with visibility, analytics, and automation delivered through our Insight cloud. Our solutions simplify the complex, allowing security teams to work more effectively with IT and development to reduce vulnerabilities, monitor for malicious behavior, investigate and shut down attacks, and automate routine tasks.

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
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the determination of the estimated economic life of perpetual licenses for revenue recognition, the determination of standalone selling prices in revenue transactions with multiple performance obligations, the estimated period of benefit for deferred contract acquisition and fulfillment costs, the valuation of allowance for doubtful accounts, the valuation of stock-based compensation and the valuation of intangible assets acquired in a business combination. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results could differ from those estimates.

(c)	Revenue Recognition
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightIDR, InsightVM, InsightAppSec and InsightConnect products, (2) managed services offerings which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit, AppSpider and Komand products, and associated content subscriptions for our Nexpose and Metasploit products. We also generate appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose, Metasploit, AppSpider and Komand. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services and security advisory services. Our deployment services educate and assist our customers on the best use and best practices to deploy our solutions.
We adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606) on January 1, 2018 using the modified retrospective method. Under this method of adoption, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. Comparative prior periods were not adjusted.
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
The following table summarizes revenue from contracts with customers for the year ended December 31, 2018:

Year Ended December 31, 2018
(in thousands)
Subscription revenue	$137,442
Term and perpetual software licenses	28,200
Maintenance and support	42,223
Professional services	33,297
Other	2,929
Total revenue	$244,091

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our product or service for the year ended December 31, 2018:

Year Ended December 31, 2018
(in thousands)
United States	$199,852
All other	44,239
Total revenue	$244,091

Subscription Revenue
Subscription revenue consists of revenue from our cloud-based subscription, managed services offerings and content subscriptions associated with our software licenses.

•
We generate cloud-based subscription revenue primarily from sales of subscriptions to access our cloud platform, together with related support services to our customers. These arrangements do not provide the customer with the right to take possession of our software operating on our cloud platform at any time. Instead, customers are granted continuous access to our cloud platform over the contractual period. Revenue is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our cloud-based subscription contracts generally have a term of 1 year which is billed in advance and non-cancellable.

•
Managed services offerings consist of fees generated when we operate our software and provide our capabilities on behalf of our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our managed services offerings generally have a term of 1 year which is billed in advance and non-cancellable.

•	Revenue related to our content subscriptions associated with our software licenses is recognized ratably over the contractual period.

•	Some of our customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at our SSP.
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
Term and Perpetual Software Licenses
For our perpetual software licenses where the utility to the customer is dependent on the continued delivery of content subscriptions, the content subscription renewal options result in a material right with respect to the perpetual software license. As a result, the revenue attributable to the perpetual software license is recognized ratably over the customer’s estimated economic life of five years, which represents a longer period of time in comparison to the initial contractual period of maintenance and support. The estimated economic life of five years represents the period which the customer is expected to benefit from the material right. We estimated this period of benefit by taking into consideration several factors, including the terms and conditions of our customer contracts and renewals and the expected useful life of our technology.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the year ended December 31, 2018, we recognized revenue of $135.6 million that was included in the corresponding contract liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets, or unbilled receivables, include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of January 1, 2018 and December 31, 2018, contract assets of $0.3 million and $0.8 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet.
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2018. The estimated revenues do not include unexercised contract renewals.

	2019	2020	2021 and thereafter
	(in thousands)
Subscription revenue	$129,539	$37,471	$980
Term and perpetual software licenses	22,880	20,776	4,043
Maintenance and support	26,966	6,536	110
The amounts presented in the table above primarily consist of fixed fees which are typically recognized ratably as the performance obligation is satisfied.
As of December 31, 2018, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied associated with professional services was $12.0 million. We will recognize this revenue as the professional services are completed, which is expected to occur within the next 12 months or less.

Transition Disclosures
For periods prior to January 1, 2018, we recognized revenue in accordance with FASB ASC Topic 605, Revenue Recognition (ASC 605). In accordance with the modified retrospective method transition requirements, we will present the financial statement line items impacted and adjusted to compare to presentation under ASC 605 for each of the interim and annual periods during the first year of our adoption of ASC 606.
The following tables summarize the impact as of and for the year ended December 31, 2018:

	As of December 31, 2018
Balance Sheet	As Reported under ASC 606	Proforma as if ASC 605 was in effect
	(in thousands)
Cash and cash equivalents	$99,565	$99,565
Short-term investments	159,210	159,210
Accounts receivable, net	74,935	74,935
Deferred contract acquisition and fulfillment costs, current portion	12,321	—
Prepaid expenses and other current assets	9,746	9,281
Long-term investments	44,892	44,892
Property and equipment, net	17,523	17,523
Goodwill	88,420	88,420
Intangible assets, net	23,955	23,955
Deferred contract acquisition and fulfillment costs, non-current portion	27,634	—
Other assets	1,168	1,168
Total assets	$559,369	$518,949
Accounts payable	7,048	7,048
Accrued expenses	37,376	37,376
Deferred revenue, current portion	189,855	193,763
Other current liabilities	707	707
Convertible senior notes, net	174,688	174,688
Deferred revenue, non-current portion	58,716	41,658
Other long-term liabilities	3,660	2,912
Total liabilities	472,050	458,152
Common stock	476	476
Treasury stock	(4,764)	(4,764)
Additional paid-in-capital	556,223	556,223
Accumulated other comprehensive loss	(31)	(31)
Accumulated deficit	(464,585)	(491,107)
Total stockholders’ equity	87,319	60,797
Total liabilities and stockholders’ equity	$559,369	$518,949
Total reported assets were $40.4 million greater than the proforma balance sheet, which assumes the previous guidance remained in effect as of December 31, 2018, largely due to deferred contract acquisition and fulfillment costs of $40.0 million.
Total reported liabilities were $13.9 million greater than the proforma balance sheet primarily due to changes in deferred revenue and deferred tax liabilities.

	Year Ended December 31, 2018
Statement of Operations	As Reported under ASC 606	Proforma as if ASC 605 was in effect
	(in thousands, except share and per share data)
Revenue:
Products	$168,571	175,146
Maintenance and support	42,223	45,767
Professional services	33,297	35,010
Total revenue	244,091	255,923
Cost of revenue:
Products	39,810	39,761
Maintenance and support	7,678	7,678
Professional services	23,595	23,577
Total cost of revenue	71,083	71,016
Total gross profit	173,008	184,907
Operating expenses:
Research and development	67,743	67,743
Sales and marketing	123,310	136,167
General and administrative	34,993	34,993
Total operating expenses	226,046	238,903
Loss from operations	(53,038)	(53,996)
Other income (expense), net:
Interest income	3,229	3,229
Interest expense	(4,934)	(4,934)
Other income (expense), net	(336)	(336)
Loss before income taxes	(55,079)	(56,037)
Provision for income taxes	466	157
Net loss	$(55,545)	$(56,194)
Net loss per share, basic and diluted	$(1.20)	$(1.21)
Weighted-average common shares outstanding, basic and diluted	46,456,825	46,456,825
The following summarizes the significant changes on the consolidated statement of operations for the year ended December 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if we had continued to recognize revenue under ASC 605:

•
Products revenue decreased $6.6 million for the year ended December 31, 2018 under ASC 606 primarily due to perpetual licenses revenue which are dependent on the continued delivery of content subscriptions and the change in the allocation of contract consideration to the relative fair value method under ASC 606 from the residual method under ASC 605. As a result of the allocation change, more contract consideration is allocated to license revenue under ASC 606. Given the utility of certain of our perpetual license products are dependent on the continued delivery of content subscriptions, the content subscription renewal option results in a material right with respect to the perpetual license. As a result, revenue allocated to the perpetual license is recognized ratably over the customer's estimated economic life of five years rather than over the contractual period of maintenance and support, typically one to three years.

•
Maintenance and support revenue decreased $3.5 million for the year ended December 31, 2018 under ASC 606 primarily due to the change in the allocation of contract consideration to the relative fair value method under ASC 606 from the residual method under ASC 605. As a result of the allocation change, more contract consideration is allocated to license revenue under ASC 606.

•
Professional services revenue decreased $1.7 million for the year ended December 31, 2018 under ASC 606 primarily due to the fact that our professional services are sold together with term or perpetual licenses. Under ASC 606, the professional services represent distinct performance obligations and therefore are recognized as services are performed. Under ASC 605, professional services sold together with term or perpetual licenses were recognized ratably over the contractual period of maintenance and support.

•
Sales and marketing expense decreased $12.9 million for the year ended December 31, 2018 under ASC 606 primarily due to the capitalization of commissions considered direct and incremental costs to obtain a contract partially offset by amortization of capitalized commissions.

•
Provision for income taxes increased $0.3 million for the year ended December 31, 2018 under ASC 606 due to additional deferred taxes for the temporary differences between the accounting and tax treatments of capitalized costs to obtain or fulfill a contract.

	Year Ended December 31, 2018
Statement of Cash Flows	As Reported under ASC 606	Proforma as if ASC 605 was in effect
	(in thousands)
Net loss	$(55,545)	$(56,194)
Adjustments to reconcile net loss to net cash provided by operating activities	43,443	43,125
Changes in operating assets and liabilities:
Accounts receivable	(1,685)	(1,685)
Deferred contract acquisition and fulfillment costs	(12,790)	—
Prepaid expenses and other assets	(287)	146
Accounts payable	3,675	3,675
Accrued expenses	6,018	6,018
Deferred revenue	22,870	10,614
Other liabilities	367	367
Net cash provided by operating activities	$6,066	$6,066
The adoption of ASC 606 resulted in offsetting changes in operating assets and liabilities and had no impact on net cash flow from operations.
Legacy Revenue Accounting Policy
For periods prior to January 1, 2018, revenue was recognized in accordance with ASC 605. Under ASC 605, revenue was recognized when all of the following were met:

•	Persuasive evidence of an arrangement existed. Binding agreements or purchase orders were generally evidence of an arrangement.

•	Delivery had occurred. Delivery occurred (1) upon delivery of the software license key or when the customer had access to the software product or (2) when we performed the services.

•	The sales price was fixed or determinable. Fees were considered fixed and determinable when the fees were contractually agreed upon with the customer.

•
Collectability was probable. Collectability was deemed probable based on review of a number of factors, including creditworthiness and customer payment history. If collectability was not probable, revenue was deferred until collection became probable, which was generally upon the receipt of payment.

Substantially all of our software licenses were sold in multiple-element arrangements that included maintenance and support and content subscriptions, and in addition could include cloud-based subscriptions, professional services and/or managed services. All of these elements were considered to be software elements other than cloud-based subscriptions and managed services which were non-software elements. Non-software elements included in multiple-element arrangements consist of a single deliverable that had stand-alone value and represented a single unit of accounting. We determined that we did not have vendor-specific objective evidence, or VSOE, of the selling price for the elements comprising these multiple-element arrangements as our software licenses were generally not sold on a stand-alone basis and we purposefully employed variable pricing for our offerings in order to meet customer purchase requirements along the multiple price points of the demand curve.
When all of the elements of a multiple-element arrangement were software elements, the revenue for software licenses and any other products and services that were sold along with the license was generally deferred on our balance sheet and recognized as revenue on our consolidated statements of operations ratably over the contractual period of the maintenance and support, typically one to three years, which was longer than the period over which the professional services were performed. Revenue recognition began upon delivery of the software license, assuming that all other criteria for revenue recognition had been met.
When a multiple-element arrangement included both software elements and non-software elements, the total arrangement consideration was first allocated between the software elements and the non-software elements based on the selling price hierarchy, which included (1) VSOE, if available, (2) third-party evidence, or TPE, if VSOE was not available or (3) best estimate of selling price, or BESP, if neither VSOE nor TPE was available. We were not able to establish a selling price for any element using VSOE or TPE. We determined BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration included our discounting practices, the size and volume of our transactions, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP was made in consultation with, and was approved by, our management. The portion of the consideration allocated to the non-software elements was recognized ratably over the service period of the non-software elements, assuming all other criteria for revenue recognition had been met. The portion of the consideration allocated to software elements was recognized as described above.
With respect to our managed services and cloud-based subscription offerings sold on a stand-alone basis, we recognized revenue ratably over the term of the managed service agreement or subscription, assuming that the other criteria for revenue recognition were met.
We recognized revenue from professional services sold on a stand-alone basis as those services were rendered.
For purposes of disclosing revenue by class, we allocated the arrangement consideration for multiple-element software arrangements among the individual elements utilizing BESP, as we did not have VSOE or TPE of selling price for any of the elements.

(d)	Cash and Cash Equivalents
We consider all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2018 and 2017, $58.6 million and $0.1 million, respectively, of our cash equivalents were invested in money market funds, U.S. Government agencies and commercial paper.

(e)	Restricted Cash
As of December 31, 2017, we had $0.2 million of restricted cash recorded on our balance sheet in other non-current assets as collateral for a credit card program. This restricted cash was released during 2018, therefore as of December 31, 2018, we had no restricted cash on our balance sheet.

(f)	Investments
We classify our investments as available-for-sale and record these investments at fair value. We currently invest primarily in commercial paper, corporate bonds, agency bonds, U.S. Government agencies and asset-backed securities. Investments with an original maturity of greater than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheet. Additionally, we do not invest in any securities with contractual maturities greater than 24 months. Unrealized gains and losses that are considered temporary are reported as a component of other comprehensive loss. Realized gains and losses are determined based on the specific identification method, and are reflected in our consolidated statements of operations. We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Factors considered in determining whether a loss is other-than-temporary include, but are not limited to: the length of time and extent a security’s fair value has been below its cost, the financial condition and near-term prospects of the investee, the credit quality of the security’s issuer, likelihood of recovery and our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in value. For our debt instruments, we also evaluate whether we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its cost basis.

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

Amount
(in thousands)
Balance at December 31, 2015	$730
Additions, net of recoveries	931
Less write-offs	(600)
Balance at December 31, 2016	1,061
Additions, net of recoveries	905
Less write-offs	(488)
Balance at December 31, 2017	1,478
Additions, net of recoveries	740
Less write-offs	(594)
Balance at December 31, 2018	$1,624

(h)	Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term and long-term investments. As of December 31, 2018 and 2017, $58.6 million and $0.1 million, respectively, of our cash equivalents were invested in money market funds, U.S. Government agencies and commercial paper. Deposits held with banks may exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant risk.
We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of customers’ financial condition are performed. We maintain reserves for potential credit losses. No single customer, including channel partners, accounted for 10% or more of our total revenues in 2018, 2017 or 2016 or accounts receivable as of December 31, 2018 or 2017.
Our short-term and long-term investments primarily consist of commercial paper, corporate bonds, agency bonds, U.S. Government agencies and asset-backed securities. All of our investments are highly-rated by credit rating agencies and are issued by organizations with reputable credit, and therefore bear minimal credit risk.

(i)	Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The following table presents the useful lives of our property and equipment:

Useful Lives
Computer equipment and software	3 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of the useful life of the asset or the lease term

Upon sale, the cost of assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

(j)	Software Development Costs
Software development costs associated with the development of products for sale are recorded to research and development expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for release to customers. To date, the software development costs have not been capitalized as we believe our current software development process is essentially completed concurrently with the establishment of technological feasibility. As such, these costs are expensed as incurred and recognized in research and development expenses in our consolidated statements of operations.
With respect to software developed for internal use, we capitalize qualifying internal costs, such as payroll and benefits of those employees directly associated with the development of the software, and other qualifying consulting costs. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. We capitalized $3.3 million, $1.2 million and $0 of costs related to software developed for internal use in the years ended December 31, 2018, 2017 and 2016, respectively. Total unamortized costs relating to software developed for internal use was $3.4 million and $1.1 million as of December 31, 2018 and 2017, respectively. These costs are included in long-term assets as part of intangible assets, net in our consolidated balance sheet.

(k)	Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When such events or changes in circumstances occur, recoverability of these assets is measured by a comparison of the carrying value of an asset to the future net undiscounted cash flows directly associated with the asset. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the asset. We use a discounted cash flow approach or other methods, if appropriate, to assess fair value. For the year ended December 31, 2018, we determined there were no indicators of impairment of our long-lived assets.

(l)	Business Combinations
We recognize tangible and intangible assets acquired and liabilities assumed in a business combination based on their estimated fair values. Determining these fair values requires management to make significant estimates and assumptions, especially with respect to intangible assets. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. While we use our best estimates and assumptions as part of the purchase price allocation to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

(m)	Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized but is tested for impairment at least annually or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred.
We test goodwill for impairment on the last day of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. For our goodwill impairment analysis, we operate with a single reporting unit. To test goodwill impairment, we perform a single-step goodwill impairment test to identify potential goodwill impairment. The single-step impairment test begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. In performing the single step of the goodwill impairment testing and measurement process, we estimated the fair value of our single reporting unit using our market capitalization. Based upon our assessment performed as of December 31, 2018, we concluded the fair value of our single reporting unit exceeded its' carrying value and there was no impairment of goodwill.

(n)	Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. We translate all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities using historical exchange rates. Foreign currency denominated expenses are re-measured using the average exchange rates for the period. Foreign currency transaction and re-measurement gains and losses are included in other income (expense), net. In 2018, 2017 and 2016, we recorded nominal foreign currency transactional gains (losses). In 2018, 2017 and 2016, we recorded foreign currency re-measurement gains (losses) of $(0.8) million, $0.4 million and $(0.1) million, respectively.

(o)	Stock-Based Compensation
We measure and recognize compensation expense for all stock options, restricted stock awards (RSAs), restricted stock units (RSUs) and common stock issued pursuant to our employee stock purchase plan (ESPP) based on the estimated fair value of the award on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the same as the vesting period. Beginning January 1, 2017 with the adoption of ASU 2016-09, we elected to recognize forfeitures as they occur, and no longer estimate a forfeiture rate when calculating the stock-based compensation expense.

(p)	Deferred Contract Acquisition and Fulfillment Costs
In connection with our adoption of ASC 606, we capitalize commission expenses paid to internal sales personnel and partner referral fees that are incremental costs to obtaining customer contracts. These costs are recorded as deferred contract acquisition costs in the consolidated balance sheets. Costs to obtain a contract for a new customer, up-sell or cross-sell are amortized on a straight-line basis over an estimated period of benefit of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determined the estimated period of benefit by taking into consideration the contractual term and expected renewals of customer contracts, our technology and other factors, including the fact that commissions paid on renewals are not commensurate with commissions paid on initial sales transactions. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period. Costs to obtain a contract for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements are one year or less.
Amortization expense associated with deferred contract acquisition costs is recorded to sales and marketing expense in our consolidated statements of operations.
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
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the year ended December 31, 2018:

Year Ended December 31, 2018
(in thousands)
Beginning balance	$27,165
Capitalization of contract acquisition and fulfillment costs	22,765
Amortization of deferred contract acquisition and fulfillment costs	(9,975)
Ending balance	$39,955

For periods prior to January 1, 2018, under ASC 605, sales commissions were recognized in the period that the commissions were earned by our employees, which was typically upon signing of an arrangement. Under our sales commission policy, the amount of sales commissions expense attributable to the sales arrangement signed in the period was recognized fully in that period; however, the revenue from the sales arrangement was generally recognized ratably over the contractual period of the applicable agreement.

(q)	Advertising
Advertising costs are expensed as incurred, and are recorded in sales and marketing expense in our consolidated statement of operations. We incurred $8.9 million, $8.4 million and $6.0 million in advertising expense in 2018, 2017 and 2016, respectively.

(r)	Income Taxes
Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards using tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized in the future.
We recognize tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Interest and penalties associated with such uncertain tax positions are classified as a component of income tax expense.

(s)	Net Loss per Share
Basic net loss per share is computed by dividing our net loss by the weighted-average number of common shares used in the loss per share calculation during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, RSAs, RSUs, the impact of our ESPP and the impact of the conversion spread of our consolidated senior notes (Notes). Basic and diluted net loss per share was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive. Additionally, the 5.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes are not convertible as of December 31, 2018. We expect to settle the principal amount of the Notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of our common stock for a given period of time exceeds the initial conversion price of $41.59 per share for the Notes.

(t)	Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, with certain exceptions. We adopted this standard on a prospective basis during the fourth quarter of 2018. There was no impact to our consolidated financial statements as a result of the adoption.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced the revenue recognition requirements in FASB ASC Topic 605, Revenue Recognition. The new revenue standard outlines a single, comprehensive model for accounting for revenue from contracts with customers and requires more detailed disclosure to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from such contracts. The new revenue standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.
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
Term and Perpetual Licenses
Prior to the adoption of ASC 606, we recognized revenue for our term and perpetual licenses over the contractual period of maintenance and support due to the lack of vendor-specific objective evidence of selling price of maintenance and support. Under ASC 606, for our term and perpetual licenses which are not dependent on the continued delivery of content subscriptions, revenue is recognized at the time of delivery. For our perpetual licenses where the utility to the customer is dependent on the continued delivery of content subscriptions, the content subscription renewal option results in a material right with respect to the perpetual license. As a result, revenue related to the sale of these perpetual licenses is recognized ratably over the customer's estimated economic life of five years. The net impact of these changes resulted in a $6.7 million adjustment to accumulated deficit with an associated increase to deferred revenue.

Professional Services
Under ASC 605, professional services that were sold with term or perpetual licenses were recognized ratably over the contractual period of maintenance and support. Under ASC 606, these services are deemed distinct performance obligations and therefore recognized as the services are performed. The net impact of these changes resulted in a $4.2 million adjustment to accumulated deficit with an associated decrease to deferred revenue.
Costs to Obtain or Fulfill a Contract
Prior to the adoption of ASC 606, we expensed sales commissions in the period that they were earned by our employees (which was typically upon signing of an arrangement). Under ASC 606, the direct and incremental costs to obtain contracts with customers, including sales commissions, are deferred and recognized over a period of benefit that we have determined to be five years. In addition, under ASC 606, contract fulfillment costs associated with certain of our product offerings are deferred and amortized over the estimated period of benefit. Prior to the adoption of ASC 606, such costs were expensed as incurred. The net impact of these changes resulted in a $27.2 million increase in deferred contract acquisition and fulfillment costs and an adjustment to accumulated deficit.
Income Taxes
Deferred tax liabilities increased by $0.4 million due to the net impact of temporary differences associated with deferred revenue and capitalized costs to obtain or fulfill a contract created as a result of the adoption of ASC 606. As we fully reserve our net deferred tax assets in the United States, the United Kingdom and Ireland, the majority of the impact was offset by a corresponding adjustment to our valuation allowance.
Accounting Pronouncements Not Yet Effective
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard will be effective for us in the first quarter of 2020, with early adoption permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements for fair value measurements. The new standard will be effective for us in the first quarter of 2020, with early adoption permitted. This ASU is not expected to have an impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which was further clarified by ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842): Targeted Improvements, both issued in July 2018. ASU 2016-02 requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leased assets. The new standard also will require additional disclosure of qualitative and quantitative information about the amounts recorded in the financial statements related to lease agreements. The new standard will be effective for us in the first quarter of 2019. The standard requires a transition adoption election using either (1) a modified retrospective approach with periods prior to the adoption date being restated or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not restated. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements. We plan to adopt this standard using the prospective adoption approach and electing the practical expedients allowed under the standard. Although we have not finalized our evaluation of the impact of adoption of the standard on our consolidated financial statements, we expect there will be a material increase to assets and liabilities related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for leases currently classified as operating leases.

(3)	Business Combinations
tCell.io, Inc.
On October 15, 2018, we acquired tCell.io, Inc. (tCell) for total cash consideration of $15.4 million. We expensed the related acquisition costs of $0.1 million in general and administrative expense.

The following table summarizes the cash consideration paid for tCell and the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash consideration	$15,414

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	1,089
Other net working capital	(91)
Intangible asset	9,160
Total identifiable net assets assumed	10,158
Goodwill	5,256
Total purchase price allocation	$15,414
The fair value of the identifiable intangible asset was based on a valuation using a cost approach. The estimated fair value and useful life of the identifiable intangible asset was as follows:

	Amount	Weighted Average Amortization Life (years)
	(in thousands)
Developed technology	$9,160	5
The excess of the purchase price over the tangible assets acquired, identifiable intangible asset acquired and assumed liabilities was recorded as goodwill. We believe that the amount of goodwill reflects the expected synergistic benefits of being able to leverage the integration of our existing product offerings with the products and technology acquired in connection with our acquisition of tCell and to successfully market and sell these new products to our customer base. The goodwill was allocated to our one reporting unit. The acquired goodwill will not be deductible for tax purposes.
These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital.
Following the acquisition, certain retained employees and non-employee contractors of tCell received an aggregate of 112,924 RSUs which will vest over a maximum of three years. The vesting of the RSUs are subject to the employee's continued service with us. Accordingly, compensation expense associated with the RSUs will be expensed as incurred in our post-acquisition financial statements.
Proforma results of operations have not been included, as the acquisition of tCell was not material to our results of operations for any periods presented.
Komand, Inc.
On July 12, 2017, we acquired 100% of the outstanding equity of Komand, Inc. (Komand) for total cash consideration of $14.7 million, net of cash acquired of $0.1 million. We expensed the related acquisition costs of $0.2 million in general and administrative expense.
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair value of goodwill and intangible assets were $8.1 million and $9.4 million, respectively.
The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible asset were not deductible for tax purposes. Accordingly, a $2.6 million deferred tax benefit was recorded resulting from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired which was not deductible for tax purposes.
Following the acquisition, certain retained employees of Komand (1) received an aggregate of 295,600 RSUs which will vest over four years and (2) shall be eligible for an aggregate of up to $5.0 million of incentive payments contingent on achievement of certain milestones within four years of the acquisition date. The vesting of the RSUs and eligibility to receive the incentive payments are each subject to the employee's continued service with us. Accordingly, compensation expense associated with the RSUs and incentive payments are expensed as incurred in our post-acquisition financial statements.

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
The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$55,646	$—	$—	$55,646
U.S. Government agencies	74,481	—	—	74,481
Commercial paper	—	57,554	—	57,554
Corporate bonds	—	48,495	—	48,495
Agency bonds		19,087		19,087
Asset-backed securities	—	7,483	—	7,483
Total assets	$130,127	$132,619	$—	$262,746

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$95	$—	$—	$95
U.S. Government agencies	11,869	—	—	11,869
Commercial paper	—	12,942	—	12,942
Corporate bonds	—	12,964	—	12,964
Asset-backed securities	—	2,505	—	2,505
Total assets	$11,964	$28,411	$—	$40,375
As of December 31, 2018, the fair value of our 1.25% convertible senior notes due 2023 (Notes), as further described in Note 7, Convertible Senior Notes and Capped Calls, was $233.0 million based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes. We had no financial liabilities measured and recorded at fair value on a recurring basis as of December 31, 2018 and 2017.

Our investments, which are all classified as available-for-sale, consisted of the following:

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. Government agencies	$71,480	$20	$(17)	$71,483
Commercial paper	57,554	—	—	57,554
Corporate bonds	48,532	15	(52)	48,495
Agency bonds	19,077	16	(6)	19,087
Asset-backed securities	7,490	—	(7)	7,483
Total	$204,133	$51	$(82)	$204,102

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. Government agencies	$11,880	$—	$(11)	$11,869
Commercial paper	12,942	—	—	12,942
Corporate bonds	12,991	—	(27)	12,964
Asset-backed securities	2,506	—	(1)	2,505
Total	$40,319	$—	$(39)	$40,280
As of December 31, 2018 and 2017, our available-for-sale investments had maturities ranging from 3 months to 2 years.
Our available-for-sale investments as of December 31, 2018 included $3.0 million of U.S. Government agencies investments which are classified as cash and cash equivalents as the original maturity was less than three months.
For all of our investments for which the amortized cost basis was greater than the fair value at December 31, 2018 and 2017, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

(5)	Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of December 31,
	2018	2017
	(in thousands)
Computer equipment and software	$18,724	$16,205
Furniture and fixtures	5,580	4,034
Leasehold improvements(1)	19,437	9,079
Total	43,741	29,318
Less accumulated depreciation	(26,218)	(20,729)
Property and equipment, net	$17,523	$8,589
(1) As of December 31, 2018, leasehold improvements included $4.0 million of construction-in progress related to our new Boston, Massachusetts corporate headquarters facility.
We recorded depreciation expense of $6.5 million, $4.8 million and $4.3 million in 2018, 2017 and 2016, respectively.

(6)	Goodwill and Intangible Assets
Goodwill was $88.4 million and $83.2 million as of December 31, 2018 and 2017, respectively. There were no goodwill impairment charges in 2018, 2017 or 2016. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2016	$75,110
Komand acquisition	8,054
Balance at December 31, 2017	$83,164
tCell acquisition	5,256
Balance at December 31, 2018	$88,420
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of December 31, 2018			As of December 31, 2017
	Weighted- Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.5	$29,771	$(9,741)	$20,030	$20,611	$(5,756)	$14,855
Customer relationships	6.7	1,000	(504)	496	1,000	(351)	649
Trade names	6.1	519	(516)	3	519	(510)	9
Non-compete agreements	2.0	40	(40)	—	40	(40)	—
Total acquired intangible assets		31,330	(10,801)	20,529	22,170	(6,657)	15,513
Internal-use software		3,786	(360)	3,426	1,162	(35)	1,127
Total intangible assets		$35,116	$(11,161)	$23,955	$23,332	$(6,692)	$16,640
Intangible assets are expensed on a straight-line basis over the useful life of the asset. We recorded amortization expense of $4.6 million, $2.8 million and $2.4 million in 2018, 2017 and 2016, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of December 31, 2018 is as follows (in thousands):

2019	$6,251
2020	6,193
2021	5,398
2022	2,927
2023	1,451
2024 and thereafter	—
Total	$22,220
The table above excludes the impact of $1.7 million of capitalized internal-use software costs for projects that have not been completed as of December 31, 2018, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.

(7)	Convertible Senior Notes and Capped Calls
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

The Notes will mature and are payable in full on August 1, 2023, unless earlier converted, redeemed or repurchased. The Notes do not contain any financial covenants. The total net proceeds from the Notes offering, after deducting initial purchase discounts and estimated debt issuance costs was $223.1 million. The Notes are governed by an indenture between the Company, as an issuer, and U.S. National Association, as trustee (the Indenture).
Each $1,000 principal amount of the Notes is initially convertible into 24.0460 shares of our common stock, the Conversion Option, which is equivalent to an initial conversion price of approximately $41.59 per share, subject to adjustment upon the occurrence of specified events. The holders of the Notes may convert their notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2023, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (measurement period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the Notes on each such trading day; (3)  if we call any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events (as set forth in the Indenture). On or after February 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We may not redeem the Notes prior to August 6, 2021. On or after August 6, 2021, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding, the date on which we provide the redemption notice at a redemption price equal to 100% principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a fundamental change (as set forth in the Indenture) at any time prior to the maturity date, holders of the Notes, will have the right, at their option, to require us to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, in each case as described in the Indenture, we will increase the conversion rate for a holder of the Notes who elects to convert its Notes in connection with such a corporate event or during the related redemption period in certain circumstances. During the year ended December 31, 2018, none of the conditions allowing holders of the Notes to convert their Notes had been met. The Notes are therefore not convertible as of December 31, 2018 and are classified as long-term debt.
The foregoing description is qualified in its entirety by reference to the text of the Indenture and the Form of the Notes, which are incorporated by reference as Exhibits 4.4 and 4.5 to this Annual Report on Form 10-K.
In accounting for the transaction, the Notes have been separated into liability and equity components. The initial carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The initial carrying amount of the equity component representing the Conversion Option was $53.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was recorded as an increase to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the initial carrying amount of the liability component, the debt discount, is amortized to interest expense over the contractual term of the Notes at an effective interest rate of 7.36%.
In accounting for the debt issuance costs of $6.9 million related to the Notes, we allocated the total amount incurred to the liability and equity components of the Notes based on their relative fair values. Issuance costs attributable to the liability component of $5.3 million are netted against the principal balance of the Notes and will be amortized to interest expense using the effective interest method over the contractual term of the Notes. Issuance costs attributable to the equity component of $1.6 million were netted with the equity component in additional paid-in capital.

The net carrying amount of the liability component of the Notes was as follows:

As of December 31, 2018
(in thousands)
Principal	$230,000
Unamortized debt discount	(50,334)
Unamortized issuance costs	(4,978)
Net carrying amount	$174,688
The net carrying amount of the equity component was as follows:

As of December 31, 2018
(in thousands)
Debt discount for conversion option	$53,820
Issuance costs	(1,626)
Net carrying amount	$52,194
Interest expense related to the Notes was as follows:

Year Ended December 31, 2018
(in thousands)
Contractual interest expense	$1,103
Amortization of debt discount	3,486
Amortization of issuance costs	345
Total interest expense	$4,934
The future payments of the principal and contractual interest related to the Notes as of December 31, 2018 are as follows (in thousands):

	Principal	Interest	Total
2019	$—	$2,779	$2,779
2020	—	2,875	2,875
2021	—	2,875	2,875
2022	—	2,875	2,875
2023	230,000	2,875	232,875
Total	$230,000	$14,279	$244,279
In connection with the offering of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (Capped Calls). The Capped Calls each have an initial strike price of $41.59 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $63.98 per share, subject to certain adjustments. The Capped Calls are expected to offset potential dilution to our common stock upon conversion of the Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 5.5 million shares of our common stock. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. The Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. Accordingly, the cost of $26.9 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.
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

The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the Notes was as follows (in thousands):

Conversion option	$53,820
Purchase of capped calls	(26,910)
Issuance costs	(1,626)
Total	$25,284

(8)	Stockholders’ Equity

(a)	Common Stock
On January 30, 2018, we completed a public offering of 5,950,000 shares of our common stock, of which 1,500,000 shares of common stock were sold by us and 4,450,000 shares of common stock were sold by certain existing stockholders, at an offering price of $22.00 per share, including 770,000 shares pursuant to the underwriters' option to purchase additional shares from the existing stockholders. Our net proceeds from the offering were $30.9 million, after deducting underwriting discounts and commissions and our offering expenses. We did not receive any of the proceeds from the sale of shares by the existing stockholders.

(b)	Treasury Stock
In 2017, we repurchased 22,754 shares of common stock for an aggregate amount of $0.4 million to settle employee withholding taxes upon the vesting of restricted stock awards.

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
In March 2018, 2017 and 2016, we increased the number of shares authorized to be issued under the 2015 Plan by 1,762,149, 1,702,187 and 1,661,616 shares, respectively, which represents the amount automatically added pursuant to the annual evergreen provision contained therein. As of December 31, 2018, the shares of common stock authorized to be issued under the 2015 Plan totaled 11,888,081 and there were 998,777 shares of common stock available for grant.
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

Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,692	$1,085	$610
Research and development	10,822	7,205	6,054
Sales and marketing	7,569	5,756	6,607
General and administrative	7,510	5,495	4,045
Total stock-based compensation expense	$27,593	$19,541	$17,316

(b)	Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity during 2018, 2017 and 2016 was as follows:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2015	1,149,257	$19.34	—	$—
Granted	—	—	919,397	13.37
Vested	(538,896)	20.67	(91,020)	12.93
Forfeited	(25,357)	20.96	(93,800)	12.97
Unvested balance as of December 31, 2016	585,004	18.05	734,577	13.47
Granted	—	—	1,938,860	14.97
Vested	(358,214)	17.85	(435,573)	13.80
Forfeited	(16,707)	23.01	(249,355)	14.22
Unvested balance as of December 31, 2017	210,083	18.00	1,988,509	14.77
Granted	—	—	2,099,394	25.19
Vested	(187,706)	18.80	(973,443)	17.41
Forfeited	(700)	23.01	(340,687)	18.96
Unvested balance as of December 31, 2018	21,677	$10.88	2,773,773	$21.21
As of December 31, 2018, the unrecognized compensation cost related to shares of unvested restricted stock and restricted stock units expected to vest was $54.4 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.7 years.

(c)	Stock Options
The following table summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	4,246,525	$5.99
Granted	1,454,626	13.43
Options assumed from acquisition	—	—
Exercised	(650,185)	4.43		$6,409
Forfeited/cancelled	(470,591)	9.65
Outstanding as of December 31, 2016	4,580,375	8.20
Granted	1,304,238	13.52
Exercised	(887,062)	6.59		$9,665
Forfeited/cancelled	(312,597)	12.79
Outstanding as of December 31, 2017	4,684,954	9.68
Granted	107,850	24.44
Exercised	(944,658)	8.05		$19,982
Forfeited/cancelled	(134,967)	15.20
Outstanding as of December 31, 2018	3,713,179	$10.32	6.20	$77,396
Vested and exercisable as of December 31, 2018	2,685,963	$8.76	5.55	$60,169
As of December 31, 2018, the unrecognized compensation cost related to our unvested stock options expected to vest was $6.4 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 1.9 years.
The total fair value of stock options vested in 2018, 2017 and 2016 was $5.1 million, $5.9 million and $3.4 million, respectively. The weighted-average grant date fair value per share of stock options granted in 2018, 2017 and 2016 was $11.86, $6.72 and $6.38 per share, respectively.

(d)	Determining the Fair Value of Options
We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Black-Scholes option pricing model requires management to make a number of assumptions, including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of grant. These estimates involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.
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
Expected Dividend Yield
We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future.
The following table reflects the range of assumptions for options granted during 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	6.1	5.5 - 6.1	5.5 – 6.3
Expected volatility	46 – 48%	48 – 52%	48 – 50%
Risk-free interest rate	2.4 – 2.8%	1.8 – 2.2%	1.2 – 1.9%
Expected dividend yield	—	—	—
Grant date fair value per share	$ 10.55 – 13.11	$ 6.09 – 9.38	$ 5.53 – 8.35

(e)	Employee Stock Purchase Plan
On July 17, 2015, we filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 800,000 shares of our common stock reserved under our 2015 Employee Stock Purchase Plan (ESPP). Under the ESPP, employees may set aside after-tax withholdings to purchase our common shares at a discounted price. In March 2018, 2017 and 2016, we increased the number of shares to be authorized under the ESPP by 440,537, 425,547 and 415,404 shares, respectively, which represents the amount automatically added pursuant to the annual evergreen provision of the ESPP. As of December 31, 2018, the shares of common stock authorized to be issued under the ESPP totaled 2,081,488 and there were 1,268,266 shares of common stock available for grant.
Under the ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common shares at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.
The following table reflects the assumptions used in the Black-Scholes option pricing model to calculate the expense related to the ESPP:

	Year Ended December 31,
	2018	2017	2016
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	37%	37 – 40%	42 – 49%
Risk-free interest rate	2.0 – 2.6%	0.9 – 1.3%	0.5 – 0.7%
Expected dividend yield	—	—	—
Grant date fair value per share	$ 6.62 – 10.95	$ 4.01 – 5.35	$ 3.58 – 5.49
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

(10)	Income Taxes
Loss before income taxes included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
United States	$(39,754)	$(22,757)	$(41,466)
Foreign	(15,325)	(24,949)	(7,561)
Loss before income taxes	$(55,079)	$(47,706)	$(49,027)
Income tax expense (benefit) included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$124	$333	$493
State and local	126	128	61
Foreign	228	163	(656)
Total current (benefit) expense	478	624	(102)
Deferred:
Federal	(285)	(2,885)	98
State and local	16	8	13
Foreign	257	17	(36)
Total deferred expense	(12)	(2,860)	75
Income tax expense (benefit)	$466	$(2,236)	$(27)

The reconciliation of income tax expense (benefit) to the amount computed at the federal statutory rate of 21% for the year ended December 31, 2018 and 34% for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
Expected income tax	21.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.2)	(0.2)	(0.1)
Permanent differences	0.2	(0.4)	(0.4)
Stock compensation	9.3	4.6	(1.0)
Federal research and development credit	1.2	1.0	2.4
Foreign rate differential	(1.1)	(8.7)	(3.0)
Change in valuation allowance	(32.8)	(26.1)	(31.9)
Other	1.5	0.5	0.1
Total income tax expense (benefit)	(0.9)%	4.7%	0.1%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of foreign earnings (transition tax). We recorded a one-time income tax benefit of $0.4 million in the fourth quarter of 2017 as a result of the Tax Act. The one-time income tax benefit included $0.2 million related to the remeasurement of certain deferred tax assets and liabilities based on the lower tax rates at which they are expected to reverse in the future. The one-time income tax benefit also included a provisional amount of $0.2 million related to the release of valuation allowance against alternative minimum tax (AMT) credits that we will receive a benefit for in the form an AMT tax refund. We have not recorded any transition tax on foreign earnings as our foreign subsidiaries have an accumulated deficit.
The Tax Act requires a U.S. corporation to record taxes on global intangible low-tax income (GILTI) and elect an accounting policy to either 1) recognize GILTI as a current period expense when incurred or 2) to record deferred taxes for the temporary basis differences expected to reverse in the future as GILTI. We did not generate any GILTI during 2018. We have elected to recognize GILTI tax as a period cost when incurred.
Additionally, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018, marked the end of the measurement period for purposes of SAB 118. As such, we have completed the analysis based on legislative updates relating to the Tax Act currently available which resulted in immaterial SAB 118 tax adjustments in the fourth quarter of 2018.

Net deferred tax assets and liabilities, as set forth in the table below, reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	As of December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Accruals and reserves	$397	$636
Net operating loss carryforwards	55,457	36,778
Deferred revenue	15,421	11,985
Depreciation	1,542	926
Research and development credits	3,440	2,441
Stock-based compensation	4,851	3,702
Tax credits	932	657
Other	953	557
Total deferred tax assets	82,993	57,682
Deferred tax liabilities:
Intangible assets	(1,104)	(616)
Convertible senior notes	(12,537)	—
Deferred contract acquisition and fulfillment costs	(9,796)	—
Other	(79)	—
Total deferred tax liabilities	(23,516)	(616)
Less: Valuation allowance	(60,130)	(57,359)
Net deferred tax liabilities	$(653)	$(293)
As of December 31, 2018, we have evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realized, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our history of generating losses in the United States, the United Kingdom and Ireland, we continue to record a full valuation allowance against our deferred tax assets in these jurisdictions. If we achieve future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes.
The valuation allowance increased by $2.8 million for the year ended December 31, 2018, primarily due to additional operating losses generated during the year partially offset by an increase in deferred tax liabilities associated with our convertible senior notes and deferred contract acquisition and fulfillment costs as a result of the adoption of ASC 606.
We plan to permanently reinvest the undistributed earnings of our foreign subsidiaries. If we repatriate these earnings, we may be required to pay U.S. state and local taxes, as well as foreign withholding taxes.
As of December 31, 2018, we had federal and state net operating loss carryforwards of $171.2 million and $118.7 million, respectively. As part of the Tax Act, federal net operating losses generated after December 31, 2017, which total $50.3 million, have no expiration date and will be carried forward indefinitely. The remaining federal and state net operating loss carryforwards expire at various dates beginning in 2021. As of December 31, 2018, we had foreign net operating loss carryforwards of $93.1 million that can be carried forward indefinitely. We also had federal, state and international research and development credit carryforwards of $2.2 million, $1.1 million and $0.1 million as of December 31, 2018, respectively. These credit carryforwards expire at various dates beginning in 2023.
We believe that a change of ownership within the meaning of Section 382 and 383 of the Internal Revenue Code of 1986, as amended, occurred in 2011 and 2018. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research and development credits, to offset its post-change income may be limited. The analysis indicates that although an ownership change occurred, Rapid7, Inc.'s U.S. federal net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryforwards could be limited.

We file income tax returns in all jurisdictions in which we operate. We have established reserves to provide for additional income taxes that management believes will more likely or not be due in future years. The reserves have been established based upon our assessment as to the potential exposure. Changes in our reserves for unrecognized income tax benefits are as follows:

Amount
(in thousands)
Balance at December 31, 2016	$388
Decreases based on settlements with taxing authorities	(343)
Reductions based on lapse in statute of limitations	(16)
Balance at December 31, 2017	29
Reductions based on lapse in statute of limitations	(17)
Balance at December 31, 2018	$12
In the normal course of business, we are subject to examination by federal, state, and foreign jurisdictions, where applicable. The statute of limitations for these jurisdictions is generally three to six years. However, to the extent we utilize net operating losses or other similar carryforward attributes such as credits, the statute remains open to the extent of the net operating losses or credits that are utilized. We have no tax returns under examination as of December 31, 2018. We record interest and penalties on any income tax liability as income tax expense. We recorded nominal interest and penalties in 2018, 2017 and 2016. During the next 12 months, we do not expect any material changes to our uncertain tax positions other than the accrual of interest in the normal course of business.

(11)	Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Numerator:
Net loss	$(55,545)	$(45,470)	$(49,000)
Denominator:
Weighted-average common shares outstanding, basic and diluted	46,456,825	42,952,950	41,248,473
Net loss per share, basic and diluted	$(1.20)	$(1.06)	$(1.19)
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Options to purchase common stock	3,713,179	4,684,954	4,580,375
Unvested restricted stock	21,677	210,083	585,004
Unvested restricted stock units	2,773,773	1,988,509	734,577
Shares to be issued under ESPP	74,634	79,551	91,815
Total	6,583,263	6,963,097	5,991,771
Additionally, the 5.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes are not convertible as of December 31, 2018. We expect to settle the principal amount of the Notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of our common stock for a given period of time exceeds the initial conversion price of $41.59 per share for the Notes.

(12)	Commitments and Contingencies

(a)	Leases
We have operating lease commitments for our facilities that expire at various dates through 2029. For operating leases that contain rent escalation or rent concession provisions, we record the total rent expense on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent as a deferred rent liability on the accompanying consolidated balance sheets. Further, landlord incentives, such as tenant improvement allowances, are deferred and amortized on a straight-line basis over the lease term as a reduction of rent expense. In addition to rental payments, certain leases require additional payments for real estate taxes, common area maintenance and insurance, which are expensed when incurred and not included in the future minimum payments table noted below.
Rent expense was $7.5 million, $5.7 million and $5.0 million for 2018, 2017 and 2016, respectively.
The future minimum payments under non-cancellable operating leases as of December 31, 2018 are as follows:

2019	$9,899
2020	11,616
2021	10,933
2022	11,054
2023	11,136
Thereafter	53,648
Total	$108,286

(b)	Purchase Obligations
As of December 31, 2018, we have non-cancellable firm purchase commitments relating to cloud infrastructure services, including with Amazon Web Services, software subscriptions and the build-out of our new corporate headquarters that will be payable in the amounts of $42.5 million, $23.6 million, $25.8 million, $0.2 million, $0.1 million and $0.1 million for 2019, 2020, 2021, 2022, 2023 and thereafter.

(c)	Letters of Credit
As of December 31, 2018, we had a total of $8.2 million in letters of credit outstanding as collateral for certain office space leases and a corporate credit card program. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, in some cases, until 2029.

(d)	Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.

(e)	Litigation and Claims
In November 2016, our wholly-owned subsidiary, Rapid7 LLC, and two of our then executive officers were named as defendants in a class action lawsuit which alleged violations of certain Massachusetts wage and hour laws. In the fourth quarter of 2018, we agreed to a settlement in the amount of $0.6 million.
In October 2018, Finjan, Inc. (Finjan) filed a complaint against us and our wholly-owned subsidiary, Rapid7 LLC, in the United States District Court, District of Delaware, alleging patent infringement of seven patents held by them. In the complaint, Finjan sought unspecified damages, attorneys' fees and injunctive relief. We intend to vigorously contest Finjan's claims. This litigation is still in its early stages and the final outcome, including our liability, if any, with respect to Finjan's claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
In addition, from time to time, we may be a party to litigation or subject to claims incident to the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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
In December 2008, we established a discretionary 401(k) plan in which all full-time U.S. employees above the age 18 are eligible to participate after they have been employed for us for 90 days following the applicable date of hire. Matching contributions to the 401(k) plan can be made at our discretion. In 2018 and 2017, we made discretionary contributions of $2.0 million and $1.4 million, respectively, to the plan. We did not make any contributions to the 401(k) plan in 2016.

(14)	Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Net revenues by geographic area presented based upon the location of the customer are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
North America	$207,727	$170,667	$134,988
Other	36,364	30,273	22,449
Total	$244,091	$200,940	$157,437
Of the total net revenues generated in North America, 96%, 93% and 95% was generated in the United States in 2018, 2017 and 2016, respectively.
Property and equipment, net by geographic area as of December 31, 2018 and 2017 is presented in the table below:

	As of December 31,
	2018	2017
	(in thousands)
United States	$16,311	$7,182
Other	1,212	1,407
Total	$17,523	$8,589

(15)	Related Party Transactions
In October 2015, Intel Security announced the end-of-sale for the McAfee Vulnerability Manager to customers and partners, effective January 11, 2016, with end-of-life to follow, and announced that we were named their exclusive vulnerability management partner. Under the terms of the commercial agreement, we incur partner referral fees as customers transition from McAfee Vulnerability Manager to Nexpose. On February 6, 2017, Michael Berry, a member of our board of directors, became the chief financial officer of Intel Security (McAfee). For the years ended December 31, 2018, 2017 and 2016, we made payments for partner referral fees of $1.6 million, $1.9 million and $1.7 million to Intel Security.
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

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands) (unaudited)
Consolidated Statements of Operations Data:
Revenue:
Products	$50,420	$43,829	$39,043	$35,279	$34,012	$29,626	$27,168	$25,942
Maintenance and support	10,246	10,614	10,610	10,753	12,474	11,654	11,338	10,802
Professional services	8,104	7,922	8,788	8,483	11,245	9,241	8,937	8,501
Total revenue	68,770	62,365	58,441	54,515	57,731	50,521	47,443	45,245
Cost of revenue:
Products	11,430	10,294	9,650	8,436	8,428	6,888	5,557	4,710
Maintenance and support	1,921	1,901	2,007	1,849	2,024	1,739	1,850	1,878
Professional services	5,935	5,615	5,736	6,309	6,748	5,740	5,672	5,676
Total cost of revenue	19,286	17,810	17,393	16,594	17,200	14,367	13,079	12,264
Operating expenses:
Research and development	17,828	17,111	16,082	16,722	14,102	13,570	11,873	11,393
Sales and marketing	32,531	30,570	31,157	29,052	31,427	28,224	27,132	24,810
General and administrative	9,937	8,175	8,149	8,732	8,387	7,402	7,256	7,248
Total operating expense	60,296	55,856	55,388	54,506	53,916	49,196	46,261	43,451
Loss from operations	(10,812)	(11,301)	(14,340)	(16,585)	(13,385)	(13,042)	(11,897)	(10,470)
Interest income	1,709	813	464	243	196	209	240	217
Interest expense	(3,253)	(1,679)	—	(2)	(6)	(11)	(22)	(48)
Other income (expense), net	(269)	181	(326)	78	(36)	235	229	(115)
Loss before income taxes	(12,625)	(11,986)	(14,202)	(16,266)	(13,231)	(12,609)	(11,450)	(10,416)
Provision for (benefit from) income taxes	395	(155)	131	95	(227)	(2,325)	187	129
Net loss	$(13,020)	$(11,831)	$(14,333)	$(16,361)	$(13,004)	$(10,284)	$(11,637)	$(10,545)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2018, our internal control over financial reporting was effective.
This Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On February 24, 2019, based on the recommendation of the nominating and corporate governance committee, our board of directors appointed Corey Thomas, our Chief Executive Officer, as chairman of our board and Benjamin Nye as our lead independent director.
In addition, in connection with these appointments, our board of directors promoted our Chief Operating Officer, Andrew Burton, age 47, to the position of Chief Operating Officer and President. The other terms of Mr. Burton's employment with the Company remain unchanged from his existing offer letter agreement, which was filed as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on October 4, 2016, as amended by that certain Severance and Equity Award Vesting Acceleration Letter, which was filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2017. A description of Mr. Burton's background and experience has been previously reported in, and is incorporated by reference from, our proxy statement filed with the SEC on April 30, 2018.
There is no arrangement or understanding between Mr. Burton and any other person pursuant to which he was selected for his new role. Mr. Burton has no family relationships with any of the Company’s directors or executive officers, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
See Index to Consolidated Financial Statements on page 62 of this Annual Report on Form 10-K, which is incorporated into this item by reference.
(a)(2) Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b) Exhibits
The following list of exhibits includes exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and others incorporated by reference to other filings.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.
3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.
4.1(3)	Form of common stock certificate of Rapid7, Inc.
4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Rapid7, Inc. and certain of its stockholders, dated December 9, 2014.
4.3(5)	Amendment No. 1 to Investors’ Rights Agreement, dated October 13, 2015.
4.4(6)	Indenture, dated as of August 13, 2018, between Rapid7 Inc. and U.S. Bank National Association, as trustee.
4.5	Form of 1.25% Convertible Senior Notes due 2023 (included in Exhibit 4.4).
10.1(7)	Form of Confirmation for Capped Call Transactions.
10.1+(8)	2011 Stock Option and Grant Plan and Forms of Stock Option Agreement, Stock Option Exercise Notice and Restricted Stock Agreement thereunder.
10.2+(9)	Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.3+(10)	Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Agreement under the Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.4+(11)	Rapid7, Inc. 2015 Employee Stock Purchase Plan.
10.5+(12)	Form of Indemnification Agreement by and between Rapid7, Inc. and each of its directors and executive officers.
10.6(13)	Office Lease Agreement, dated as of November 11, 2013, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.7(14)	First Amendment to Office Lease Agreement, dated as of April 10, 2015 by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.8(15)	Second Amendment to Office Lease Agreement, dated as of August 17, 2015, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.9(16)	Third Amendment to Office Lease Agreement, dated as of March 23, 2016, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.10(17)	Fourth Amendment to Office Lease Agreement, dated as of February 14, 2017, by and between Rapid7, Inc. and MA-100 Summer Street Owner, L.L.C.
10.11(18)	Lease dated November 16, 2017 between Podium Developer LLC and Rapid7, Inc.
10.12+(19)	Rapid7, Inc. Executive Incentive Bonus Plan.
10.13+(20)	Employment Agreement, dated as of January 3, 2013, by and between Rapid7, Inc. and Corey Thomas.
10.14+(21)	Amendment to Employment Agreement, dated as of April 4, 2016, by and between Rapid7, Inc. and Corey Thomas.
10.15+(22)	Second Amendment to Employment Agreement, dated as of March 24, 2017, by and between Rapid7, Inc. and Corey Thomas.
10.16+(23)	Employment Agreement, dated as of November 28, 2016, by and between Rapid7, Inc. and Jeffrey Kalowski.
10.17+(24)	Offer Letter Agreement, dated as of October 3, 2016, by and between Rapid7, Inc. and Andrew Burton.
10.18+(25)	Severance and Equity Award Vesting Acceleration Letter, dated as of March 28, 2017, by and between Rapid7, Inc. and Andrew Burton.
10.19+(26)	Form of Severance and Equity Award Vesting Acceleration Letter.

Exhibit Number	Description

21.1*	List of subsidiaries of Rapid7, Inc.
23.1*	Consent of KPMG, LLP.
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(6)
Previously filed as Exhibit 4.1 to the Registrant's Current Report on form 8-K (file No. 001-37496), filed with the Securities and Exchange Commission on August 13, 2018, and incorporated herein by reference.

(7)
Previously filed as Exhibit 4.1 to the Registrant's Current Report on form 8-K (file No. 001-37496), filed with the Securities and Exchange Commission on August 13, 2018, and incorporated herein by reference.

(8)
Previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(9)
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

(12)
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

(15)	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 19, 2015.

(16)
Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 12, 2016, and incorporated herein by reference.

(17)
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

(20)
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

(22)
Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.

(23)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on November 28, 2016, and incorporated herein by reference.

(24)
Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 4, 2016, and incorporated herein by reference.

(25)
Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.

(26)
Previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 8, 2018, and incorporated herein by reference.

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

RAPID7, INC.

Date: February 28, 2019	By:	/s/ Corey E. Thomas
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

Name	Title	Date
/s/ Corey E. Thomas	President, Chief Executive Officer and Director	February 28, 2019
Corey E. Thomas	(Principal Executive Officer)

/s/ Jeff Kalowski	Chief Financial Officer	February 28, 2019
Jeff Kalowski	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Berry	Director	February 28, 2019
Michael Berry

/s/ Marc Brown	Director	February 28, 2019
Mark Brown

/s/ Judy Bruner	Director	February 28, 2019
Judy Bruner

/s/ Benjamin Holzman	Director	February 28, 2019
Benjamin Holzman

/s/ Timothy McAdam	Director	February 28, 2019
Timothy McAdam

/s/ J. Benjamin Nye	Director	February 28, 2019
J. Benjamin Nye

/s/ Thomas Schodorf	Director	February 28, 2019
Thomas Schodorf