Form 10-Q
period 2019-03-31
Rapid7, Inc.
filed 2019-05-03
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	RPD	The Nasdaq Global Market
As of April 30, 2019, there were 48,202,433 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$89,869	$99,565
Short-term investments	161,600	159,210
Accounts receivable, net of allowance for doubtful accounts of $1,999 and $1,624 at March 31, 2019 and December 31, 2018, respectively	59,707	74,935
Deferred contract acquisition and fulfillment costs, current portion	12,994	12,321
Prepaid expenses and other current assets	15,773	9,746
Total current assets	339,943	355,777
Long-term investments	33,613	44,892
Property and equipment, net	32,771	17,523
Operating lease right-of-use assets	15,888	—
Deferred contract acquisition and fulfillment costs, non-current portion	28,054	27,634
Goodwill	88,420	88,420
Intangible assets, net	23,979	23,955
Other assets	1,238	1,168
Total assets	$563,906	$559,369
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,297	$7,048
Accrued expenses	25,062	37,376
Operating lease liabilities, current portion	5,231	—
Deferred revenue, current portion	184,453	189,855
Other current liabilities	7,385	707
Total current liabilities	228,428	234,986
Convertible senior notes, net	177,198	174,688
Operating lease liabilities, non-current portion	16,394	—
Deferred revenue, non-current portion	52,014	58,716
Other long-term liabilities	1,021	3,660
Total liabilities	475,055	472,050
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; 0 shares issued at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at March 31, 2019 and December 31, 2018; 48,644,450 and 48,087,257 shares issued at March 31, 2019 and December 31, 2018, respectively; 48,157,642 and 47,600,449 shares outstanding at March 31, 2019 and December 31, 2018, respectively	482	476
Treasury stock, at cost, 486,808 shares at March 31, 2019 and December 31, 2018	(4,764)	(4,764)
Additional paid-in-capital	569,229	556,223
Accumulated other comprehensive gain (loss)	162	(31)
Accumulated deficit	(476,258)	(464,585)
Total stockholders’ equity	88,851	87,319
Total liabilities and stockholders’ equity	$563,906	$559,369
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Products	$56,288	$35,279
Maintenance and support	9,557	10,753
Professional services	7,340	8,483
Total revenue	73,185	54,515
Cost of revenue:
Products	12,485	8,436
Maintenance and support	1,884	1,849
Professional services	5,604	6,309
Total cost of revenue	19,973	16,594
Total gross profit	53,212	37,921
Operating expenses:
Research and development	17,865	16,722
Sales and marketing	35,138	29,052
General and administrative	9,953	8,732
Total operating expenses	62,956	54,506
Loss from operations	(9,744)	(16,585)
Other income (expense), net:
Interest income	1,731	243
Interest expense	(3,229)	(2)
Other income (expense), net	(206)	78
Loss before income taxes	(11,448)	(16,266)
Provision for income taxes	225	95
Net loss	$(11,673)	$(16,361)
Net loss per share, basic and diluted	$(0.24)	$(0.36)
Weighted-average common shares outstanding, basic and diluted	47,827,939	45,210,250
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018

Net loss	$(11,673)	$(16,361)
Other comprehensive gain (loss):
Change in fair value of investments	193	(5)
Total change in unrealized gain (loss) on investments	193	(5)
Comprehensive loss	$(11,480)	$(16,366)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	47,600	$476	487	$(4,764)	$556,223	$(31)	$(464,585)	$87,319
Stock-based compensation expense	—	—	—	—	8,634	—	—	8,634
Issuance of common stock under Employee Stock Purchase Plan	111	1	—	—	2,633	—	—	2,634
Vesting of restricted stock units	244	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(22)	—	—	—	(980)	—	—	(980)
Issuance of common stock upon exercise of stock options	225	2	—	—	2,722	—	—	2,724
Net unrealized gain on investments	—	—	—	—	—	193	—	193
Net loss	—	—	—	—	—	—	(11,673)	(11,673)
Balance, March 31, 2019	48,158	$482	487	$(4,764)	$569,229	$162	$(476,258)	$88,851

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	44,054	$441	487	$(4,764)	$463,428	$(39)	$(434,913)	$24,153
Stock-based compensation expense	—	—	—	—	6,225	—	—	6,225
Cumulative effect adjustment for the adoption of ASC 606	—	—	—	—	—	—	25,873	25,873
Issuance of common stock related to follow-on public offering	1,500	15	—	—	30,892	—	—	30,907
Issuance of common stock under Employee Stock Purchase Plan	124	1	—	—	1,631	—	—	1,632
Vesting of restricted stock units	155	1	—	—	(1)	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—
Shares withheld for employee taxes	(20)	—	—	—	(462)	—	—	(462)
Issuance of common stock upon exercise of stock options	389	4	—	—	1,956	—	—	1,960
Net unrealized loss on investments	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(16,361)	(16,361)
Balance, March 31, 2018	46,199	$462	487	$(4,764)	$503,669	$(44)	$(425,401)	$73,922

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,673)	$(16,361)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,427	2,399
Amortization of debt discount and issuance costs	2,510	—
Stock-based compensation expense	8,634	6,225
Provision for doubtful accounts	437	156
Foreign currency re-measurement loss	249	147
Other non-cash (income) expense	(722)	(52)
Changes in operating assets and liabilities:
Accounts receivable	14,729	34,722
Deferred contract acquisition and fulfillment costs	(1,094)	(1,713)
Prepaid expenses and other assets	(5,940)	(3,190)
Accounts payable	66	3,219
Accrued expenses	(13,690)	(11,317)
Deferred revenue	(12,104)	(6,495)
Other liabilities	1,605	(444)
Net cash (used in) provided by operating activities	(13,566)	7,296
Cash flows from investing activities:
Purchases of property and equipment	(8,463)	(2,147)
Capitalization of internal-use software costs	(1,601)	(693)
Purchases of investments	(63,029)	(4,460)
Sales/maturities of investments	72,738	14,062
Net cash (used in) provided by investing activities	(355)	6,762
Cash flows from financing activities:
Proceeds from follow-on public offering, net of offering costs of $608	—	31,231
Taxes paid related to net share settlement of equity awards	(979)	(462)
Proceeds from employee stock purchase plan	2,634	1,632
Proceeds from stock option exercises	2,718	1,961
Net cash provided by financing activities	4,373	34,362
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(148)	(36)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,696)	48,384
Cash, cash equivalents and restricted cash, beginning of period	99,565	51,762
Cash, cash equivalents and restricted cash, end of period	$89,869	$100,146
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$1,342	$—
Cash paid for income taxes, net of refunds	$88	$53
Non-cash investing activities:
Leasehold improvements acquired through tenant improvement allowance	$7,313	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$89,869	$99,646
Restricted cash in other assets	$—	$500
Total cash, cash equivalents and restricted cash	$89,869	$100,146
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
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (GAAP), as well as pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the significant accounting policies during the three-month period ended March 31, 2019 other than those noted below.
Leases
Effective January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), as amended (ASC 842). In accordance with ASC 842, at the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets, lease liabilities and, if applicable, long-term lease liabilities. We have elected not to recognize on the balance sheet leases with terms of one year or less. For contracts with lease and non-lease components, we have elected not to allocate the contract consideration and to account for the lease and non-lease components as a single lease component.
Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The implicit rate within our operating leases are generally not determinable and therefore we use the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using our estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.
For periods prior to the adoption of ASC 842, we recorded rent expense on a straight-line basis over the term of the related lease. The difference between the straight-line rent expense and the payments made in accordance with the operating lease agreements were recognized as a deferred rent liability on the accompanying consolidated balance sheets.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In February 2016, FASB issued ASU 2016-02, Leases, which requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the leased asset. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted this standard effective January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. We also elected to implement the new standard at the adoption date with a cumulative-effect adjustment, if any, recognized to the opening balance of accumulative deficit in the period of adoption.
For comparability purposes, we will continue to comply with the previous disclosure requirements in accordance with the existing lease guidance for all periods presented in the year of adoption. We elected the package of practical expedients as permitted under the transition guidance, which allowed us: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and, (3) not to reassess the treatment of initial direct costs for existing leases. In addition, we elected an accounting policy to not recognize leases with an initial term of one year or less on the balance sheet.
Upon the adoption of this standard on January 1, 2019, we recognized a total lease liability of $21.3 million, representing the present value of the minimum rental payments remaining as of the adoption date and a right-of-use asset in the amount of $15.4 million. We did not have any finance leases (formerly referred to as capital leases prior to the adoption of ASC 842), therefore there was no change in accounting treatment required.
Accounting Pronouncements Not Yet Effective
In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard will be effective for us in the first quarter of 2020, with early adoption permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

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
Note 2. Revenue from Contracts with Customers
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightIDR, InsightVM, InsightAppSec and InsightConnect products, (2) managed services offerings which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit, and AppSpider products, and associated content subscriptions for our Nexpose and Metasploit products. We also generate appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose, Metasploit and AppSpider. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services and security advisory services. Our deployment services educate and assist our customers on the best use and best practices to deploy our solutions.
In accordance with FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these products or services. To achieve the core principle of this standard, we apply the following five steps:
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
The following table summarizes revenue from contracts with customers for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Subscription revenue	$46,969	$28,710
Term and perpetual software licenses	8,676	5,619
Maintenance and support	9,557	10,753
Professional services	7,340	8,483
Other	643	950
Total revenue	$73,185	$54,515
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our product or service for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
United States	$59,940	$44,210
All other	13,245	10,305
Total revenue	$73,185	$54,515

Subscription Revenue
Subscription revenue consists of revenue from our cloud-based subscription, managed services offerings and content subscriptions associated with our software licenses.

•
We generate cloud-based subscription revenue primarily from sales of subscriptions to access our cloud platform, together with related support services to our customers. These arrangements do not provide the customer with the right to take possession of our software operating on our cloud platform at any time. Instead, customers are granted continuous access to our cloud platform over the contractual period. Revenue is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our cloud-based subscription contracts generally have a term of one year which is billed in advance and non-cancellable.

•
Managed services offerings consist of fees generated when we operate our software and provide our capabilities on behalf of our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our managed services offerings generally have a term of one year which is billed in advance and non-cancellable.

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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended March 31, 2019 and 2018, we recognized revenue of $64.6 million and $46.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets, or unbilled receivables, include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of March 31, 2019 and December 31, 2018, contract assets of $0.4 million and $0.8 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet.
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
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Beginning balance	$39,955	$27,165
Capitalization of contract acquisition and fulfillment costs	4,309	3,733
Amortization of deferred contract acquisition and fulfillment costs	(3,216)	(2,020)
Ending balance	$41,048	$28,878
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2019. The estimated revenues do not include unexercised contract renewals.

	Remainder of 2019	2020	2021 and thereafter
	(in thousands)
Subscription revenue	$116,798	$39,616	$10,841
Term and perpetual software licenses	18,651	13,364	12,739
Maintenance and support	20,636	6,824	1,656
The amounts presented in the table above primarily consist of fixed fees which are typically recognized ratably as the performance obligation is satisfied.
As of March 31, 2019, the estimated revenue expected to be recognized in the future related to professional services is $10.2 million. We will recognize this revenue as the professional services are completed, which is expected to occur within the next 12 months or less.

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
The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$34,303	$—	$—	$34,303
U.S. government agencies	63,544	—	—	63,544
Commercial paper	—	45,948	—	45,948
Corporate bonds	—	54,880	—	54,880
Agency bonds	—	19,141	—	19,141
Asset-backed securities	—	11,700	—	11,700
Total assets	$97,847	$131,669	$—	$229,516

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$55,646	$—	$—	$55,646
U.S. government agencies	74,481	—	—	74,481
Commercial paper	—	57,554	—	57,554
Corporate bonds	—	48,495	—	48,495
Agency bonds	—	19,087	—	19,087
Asset-backed securities	—	7,483	—	7,483
Total assets	$130,127	$132,619	$—	$262,746

As of March 31, 2019, the fair value of our 1.25% convertible senior notes due 2023, as further described in Note 6, Convertible Senior Notes and Capped Calls, was $313.4 million based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes. We had no other liabilities measured and recorded at fair value on a recurring basis as of March 31, 2019 or December 31, 2018.

Our investments, which are all classified as available-for-sale, consisted of the following:

	As of March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$63,484	$60	$—	$63,544
Commercial paper	45,947	1	—	45,948
Corporate bonds	54,816	69	(5)	54,880
Agency bonds	19,108	33	—	19,141
Asset-backed securities	11,696	6	(2)	11,700
Total assets	$195,051	$169	$(7)	$195,213

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$71,480	$20	$(17)	$71,483
Commercial paper	57,554	—	—	57,554
Corporate bonds	48,532	15	(52)	48,495
Agency bonds	19,077	16	(6)	19,087
Asset-backed securities	7,490	—	(7)	7,483
Total assets	$204,133	$51	$(82)	$204,102
As of March 31, 2019 and December 31, 2018, our available-for-sale investments had maturities ranging from three months to two years.
Our available-for-sale investments as of December 31, 2018 included $3.0 million of U.S. Government agencies investments which are classified as cash and cash equivalents as the original maturity was less than three months.
For all of our investments for which the amortized cost basis was greater than the fair value at March 31, 2019 and December 31, 2018, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Note 4. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Computer equipment and software	$19,345	$18,724
Furniture and fixtures(1)	6,651	5,580
Leasehold improvements (1)	34,853	19,437
Total	60,849	43,741
Less accumulated depreciation	(28,078)	(26,218)
Property and equipment, net	$32,771	$17,523
(1) As of March 31, 2019 and December 31, 2018, leasehold improvements included $19.0 million and $4.0 million, respectively, and as of March 31, 2019, furniture and fixtures included $1.1 million of construction-in progress primarily related to our new Boston, Massachusetts corporate headquarters facility.

Depreciation expense was $1.9 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.
Note 5. Goodwill and Intangible Assets
Goodwill was $88.4 million as of March 31, 2019 and December 31, 2018.
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of March 31, 2019			As of December 31, 2018
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.5	$29,771	$(11,099)	$18,672	$29,771	$(9,741)	$20,030
Customer relationships	6.7	1,000	(543)	457	1,000	(504)	496
Trade names	6.1	519	(517)	2	519	(516)	3
Non-compete agreements	2.0	40	(40)	—	40	(40)	—
Total acquired intangible assets		31,330	(12,199)	19,131	31,330	(10,801)	20,529
Internal-use software		5,387	(539)	4,848	3,786	(360)	3,426
Total intangible assets		$36,717	$(12,738)	$23,979	$35,116	$(11,161)	$23,955
Amortization expense was $1.6 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of March 31, 2019 was as follows (in thousands):

2019 (for the remaining nine months)	$4,721
2020	6,245
2021	5,450
2022	2,933
2023	1,450
2024 and thereafter	—
Total	$20,799
The table above excludes the impact of $3.2 million of capitalized internal-use software costs for projects that have not been completed as of March 31, 2019, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 6. Convertible Senior Notes and Capped Calls
In August 2018, we issued $200.0 million aggregate principal amount of convertible senior notes due August 1, 2023 and an additional $30.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the Notes). The Notes are our senior unsecured obligations and bear interest at a fixed rate of 1.25% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2019. The Notes will mature on August 1, 2023, unless earlier converted, redeemed or repurchased. The Notes do not contain any financial covenants. The total net proceeds from the Notes offering, after deducting initial purchase discounts and estimated debt issuance costs was $223.1 million. The Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the Indenture).
Each $1,000 principal amount of the Notes is initially convertible into 24.0460 shares of our common stock, the Conversion Option, which is equivalent to an initial conversion price of approximately $41.59 per share, subject to adjustment upon the occurrence of specified events. The holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2023, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (measurement period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the Notes on each such trading day; (3)  if we call any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events (as set forth in the Indenture). On or after February 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We may not redeem the Notes prior to August 6, 2021. On or after August 6, 2021, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding, the date on which we provide the redemption notice at a redemption price equal to 100% principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a fundamental change (as set forth in the Indenture) at any time prior to the maturity date, holders of the Notes, will have the right, at their option, to require us to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, in each case as described in the Indenture, we will increase the conversion rate for a holder of the Notes who elects to convert its Notes in connection with such a corporate event or during the related redemption period in certain circumstances. During the three months ended March 31, 2019, none of the conditions allowing holders of the Notes to convert their Notes had been met. The Notes are therefore not convertible as of March 31, 2019 and are classified as long-term debt.
The foregoing description is qualified in its entirety by reference to the text of the Indenture and the Form of the Notes, which are filed as Exhibits 4.1 and 4.2 to this Quarterly Report on Form 10-Q.
In accounting for the transaction, the Notes have been separated into liability and equity components. The initial carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The initial carrying amount of the equity component representing the Conversion Option was $53.8 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component was recorded as an increase to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the Notes over the initial carrying amount of the liability component, or the debt discount, is amortized to interest expense over the contractual term of the Notes at an effective interest rate of 7.37%.
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
The net carrying amount of the liability component of the Notes was as follows:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
Principal	$230,000	$230,000
Unamortized debt discount	(48,050)	(50,334)
Unamortized issuance costs	(4,752)	(4,978)
Net carrying amount	$177,198	$174,688
The net carrying amount of the equity component as March 31, 2019 and December 31, 2018 was as follows (in thousands):

Debt discount for conversion option	$53,820
Issuance costs	(1,626)
Net carrying amount	$52,194

Interest expense related to the Notes was as follows:

Three Months Ended March 31, 2019
(in thousands)
Contractual interest expense	$719
Amortization of debt discount	2,284
Amortization of issuance costs	226
Total interest expense	$3,229
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
Note 7. Leases

Our leases primarily relate to office facilities that have remaining terms of up to ten years, some of which include one or more options to renew with renewal terms of up to five years and some of which include options to terminate the leases within the next three years. All of our leases are classified as operating leases.

The components of lease expense were as follows:

Three Months Ended March 31, 2019
(in thousands)
Operating lease cost	$1,967
Short-term lease costs	149
Variable lease costs	417
Total lease costs	$2,533

Supplemental balance sheet information related to the operating leases was as follows:

As of March 31, 2019
(in thousands, except lease term and discount rate)
Operating ROU assets	$15,888

Operating lease liabilities, current portion	$5,231
Operating lease liabilities, non-current portion	$16,394
Total operating lease liabilities	$21,625

Weighted average remaining lease term (in years) - operating leases	5.1
Weighted average discount rate - operating leases	7.4%

Supplemental cash flow information related to leases was as follows:

Three Months Ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,928
ROU assets obtained in exchange for new lease obligations	$1,866

Maturities of operating lease liabilities as of March 31, 2019 were as follows (in thousands):

2019 (for the remaining nine months)	$5,382
2020	4,490
2021	4,125
2022	3,803
2023	3,600
2024 and thereafter	4,780
Total lease payments	$26,180
Less: imputed interest	(4,555)
Total	$21,625

As of March 31, 2019, the operating lease for our future headquarters had not commenced and we did not have control of the leased space. We plan to take possession of the leased office space in the second quarter of 2019, at which time we will record a right-of-use asset and corresponding lease liability. Future lease payments related to this lease are $82.1 million and the lease payments are expected to commence in June 2019.

Under the prior lease accounting standard, as of December 31, 2018, the future minimum payments under non-cancellable leases, which included our future headquarters, were as follows (in thousands):

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

Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$573	$374
Research and development	3,174	2,566
Sales and marketing	2,464	1,563
General and administrative	2,423	1,722
Total stock-based compensation expense	$8,634	$6,225
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity during the three months ended March 31, 2019 was as follows:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2018	21,677	$10.88	2,773,773	$21.21
Granted	—	—	1,321,403	40.43
Vested	(16,255)	10.88	(243,691)	19.07
Forfeited	—	—	(98,979)	23.61
Unvested balance as of March 31, 2019	5,422	$10.88	3,752,506	$28.05
As of March 31, 2019, the unrecognized compensation expense related to our unvested restricted stock and restricted stock units expected to vest was $107.1 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 3.0 years.

(c)	Stock Options
Stock option activity during the three months ended March 31, 2019 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	3,713,179	$10.32
Granted	—	—
Exercised	(224,705)	12.12		$7,561
Forfeited/cancelled	(23,441)	12.93
Outstanding as of March 31, 2019	3,465,033	$10.18	5.9	$140,086
Vested and exercisable as of March 31, 2019	2,613,931	$8.82	5.3	$109,244
As of March 31, 2019, the unrecognized compensation expense related to our unvested stock options expected to vest was $5.4 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 1.7 years.
The total fair value of stock options vested in the three months ended March 31, 2019 was $0.9 million.

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
On March 15, 2019, we issued 110,822 shares of common stock to employees for aggregate proceeds of $2.6 million. The purchase prices of the shares were $30.46 and $21.96 per share, which were discounted in accordance with the terms of the ESPP from the closing prices of our common stock on September 17, 2018 of $35.84 and on March 16, 2018 of $25.84, respectively.
Note 9. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net loss	$(11,673)	$(16,361)
Denominator:
Weighted-average common shares outstanding, basic and diluted	47,827,939	45,210,250
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.36)
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	3,465,033	4,350,223
Unvested restricted stock	5,422	162,974
Unvested restricted stock units	3,752,506	3,507,173
Shares to be issued under ESPP	6,280	9,423
Total	7,229,241	8,029,793
Additionally, the 5.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes are not convertible as of March 31, 2019. We expect to settle the principal amount of the Notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of our common stock for a given period of time exceeds the initial conversion price of $41.59 per share for the Notes.

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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
North America	$62,039	$46,377
Other	11,146	8,138
Total	$73,185	$54,515
Of the total net revenues generated in North America, 97% and 95% of the revenues were generated in the United States for the three months ended March 31, 2019 and 2018, respectively.
Property and equipment, net by geographic area was as follows:

	As of March 31, 2019	As of December 31, 2018
	(in thousands)
United States	$31,478	$16,311
Other	1,293	1,212
Total	$32,771	$17,523

Note 12. Related Party Transactions

In October 2015, McAfee, LLC announced the end-of-sale for the McAfee Vulnerability Manager to customers and partners, effective January 11, 2016, with end-of-life to follow, and announced that we were named their exclusive vulnerability management partner. Under the terms of the commercial agreement, we incur partner referral fees as customers transition from McAfee Vulnerability Manager to Nexpose. On February 6, 2017, Michael Berry, a member of our board of directors, became the chief financial officer of Intel Security (McAfee). During the three months ended March 31, 2019, we did not make any payments for partner referral fees payable to McAfee LLC. As of March 31, 2019, we had $0.6 million of partner referral fees payable to McAfee, LLC recorded as accrued expenses on our consolidated balance sheet.
Note 13. Subsequent Event
On April 1, 2019, we acquired NetFort Technologies Limited (NetFort), a provider of end-to-end network traffic visibility and analytics across cloud, virtual and physical platforms for total cash consideration of $15.0 million. The acquisition will be accounted for under the acquisition method of accounting with the operations of the newly acquired entity included in our operating results from the date of acquisition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2019.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; deferred revenue; our transition to a subscription business model; our business strategy, plans and objectives for future operations; and our future financial and business performance. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Rapid7 is a leading provider of cyber security analytics and automation and a driving force behind the growing practice of Security Operations (SecOps). SecOps is the practice of aligning cyber security, information technology (IT), and development operations (DevOps) teams so that security becomes an integral part of these teams’ daily operations empowering organizations to innovate faster and more securely. As of March 31, 2019, over 7,900 organizations around the world trust Rapid7 to provide visibility, analytics and automation to help reduce risk, simplify cyber security complexity and deliver better security outcomes.

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

•
Incident Detection and Response: Our Incident Detection and Response solutions are designed to enable organizations to rapidly detect and respond to cyber security incidents and breaches across physical, virtual and cloud assets. Equipped with user behavior analytics, attacker behavior analytics and deception technology, our Security Information and Event Management is designed to provide comprehensive network visibility and accelerate threat investigation and response.

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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries, such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of March 31, 2019, we had 7,934 customers in 133 countries. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 2% of our revenue for the three months ended March 31, 2019 or 2018.
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
Recent Developments
On April 1, 2019, we acquired NetFort, a provider of end-to-end network traffic visibility and analytics across cloud, virtual and physical platforms for total cash consideration of $15.0 million.
Our Business Model
We have offerings in four key areas: (1) Vulnerability Management, (2) Incident Detection and Response, (3) Application Security and (4) Security Orchestration and Automation Response.
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:

•
Cloud-based subscriptions, which provide our software capabilities to our customers through cloud access and on a Software as a Service basis. Our InsightVM, InsightIDR, InsightAppSec and InsightConnect products are offered as cloud-based subscriptions, generally with a one-year term.

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
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, in a trailing 12-month period by the dollar value of the corresponding customer agreements. Our renewal rate was 120% for each of the three months ended March 31, 2019 and 2018. Our goal is to maintain what we believe are strong renewal rates. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions or overall changes in our customers’ spending levels.
For the three months ended March 31, 2019 and 2018, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 85% and 77%, respectively, of total revenue.
Other Business Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Total revenue	$73,185	$54,515
Year-over-year growth (1)	34.2%	20.5%
Non-GAAP income (loss) from operations	$577	$(8,872)
Operating cash flow	$(13,566)	$7,296
(1) For the first quarter of 2018, we recognized revenue under ASC 606. For the first quarter of 2017, we recognized revenue under ASC 605 and therefore, the periods are not directly comparable.

	As of March 31,
	2019	2018
Number of customers	7,934	7,113
Annualized recurring revenue	$268,194	$177,792
Year-over-year growth	50.8%	38.4%
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers.
Non-GAAP Income (Loss) from Operations. We monitor non-GAAP income (loss) from operations, a non-GAAP financial measure, to analyze our financial results. We believe non-GAAP income (loss) from operations is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance and allowing for greater transparency with respect to metrics used by our management in its financial and operational decision-making. See Non-GAAP Financial Results below for further information on non-GAAP income (loss) from operations and a reconciliation of non-GAAP income (loss) from operations to the comparable GAAP financial measure.
Operating Cash Flow. We monitor our operating cash flow as a measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as stock-based compensation expenses and depreciation and amortization. Additionally, operating cash flow takes into account the increase in deferred revenue as a result of increases in sales of products and services, which reflects the receipt of cash payment for products before they are recognized into revenue. Our operating cash flow is impacted by the timing of commission and bonus payments, accounts payable payments and collections of accounts receivable.
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
Annualized Recurring Revenue and Growth. Annualized Recurring Revenue (ARR) is defined as the annual value of all recurring revenue related to contracts in place at the end of the quarter. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue which can be impacted by contract start and end dates and renewal rates and does not include revenue reported as perpetual license or professional services revenue in our consolidated statement of operations.
Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP income (loss) from operations, non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We define non-GAAP gross profit, non-GAAP income (loss) from operations, non-GAAP net income (loss) and non-GAAP net income (loss) per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt discount and issuance costs, and certain other items such as acquisition-related expenses, follow-on public offering costs and litigation-related expenses. Non-GAAP net income (loss) per basic and dilutive share is calculated as Non-GAAP net income (loss) divided by the weighted average shares used to compute net income (loss) per share, with the number of weighted average shares decreased to reflect the anti-dilutive impact of the capped call transactions entered into in connection with the 1.25% convertible senior note issued in August 2018.
We believe these non-GAAP financial measures are useful to investors in assessing our operating performance due to the following factors:
Stock-based compensation expense. We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period.
Amortization of acquired intangible assets. We believe that excluding the impact of amortization of acquired intangible assets allows for more meaningful comparisons between operating results from period to period as the intangible assets are valued at the time of acquisition and are amortized over several years after the acquisition.
Amortization of debt discount and issuance costs. In August 2018, we issued $230 million of convertible senior notes, which bear interest at an annual fixed rate of 1.25%. The imputed interest rate of the convertible senior notes was approximately 7.37%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity, and debt issuance costs, which reduce the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt. The expense for the amortization of debt discount and debt issuance costs is a non-cash item, and we believe the exclusion of this interest expense provides a more useful comparison of our operational performance in different periods.
Litigation-related expenses. We exclude certain litigation-related expenses consisting of professional fees and related costs incurred by us related to significant litigation outside the ordinary course of business. We believe it is useful to exclude such expenses because we do not consider such amounts to be part of our ongoing operations.
Acquisition-related expenses and follow-on public offering costs. We exclude acquisition-related expenses and follow-on public offering costs as costs that are unrelated to the current operations and neither are comparable to the prior period nor predictive of future results.
Anti-dilutive impact of capped call transaction. In connection with the issuance of our convertible senior notes, we entered into capped call transactions to offset potential dilution from the embedded conversion feature in the notes. Although we cannot reflect the anti-dilutive impact of the capped call transactions under GAAP, we do reflect the anti-dilutive impact of the capped call transactions in non-GAAP net income (loss) per basic and diluted share to provide investors with useful information in evaluating the financial performance of the company on a per share basis.

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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
GAAP total gross profit	$53,212	$37,921
Stock-based compensation expense	573	374
Amortization of acquired intangible assets	1,358	908
Non-GAAP total gross profit	$55,143	$39,203

	Three Months Ended March 31,
	2019	2018
	(in thousands)
GAAP gross profit – products	$43,803	$26,843
Stock-based compensation expense	157	125
Amortization of acquired intangible assets	1,358	908
Non-GAAP gross profit – products	$45,318	$27,876

	Three Months Ended March 31,
	2019	2018
	(in thousands)
GAAP gross profit – maintenance and support	$7,673	$8,904
Stock-based compensation expense	120	28
Non-GAAP gross profit – maintenance and support	$7,793	$8,932

	Three Months Ended March 31,
	2019	2018
	(in thousands)
GAAP gross profit – professional services	$1,736	$2,174
Stock-based compensation expense	296	221
Non-GAAP gross profit – professional services	$2,032	$2,395

The following table reconciles GAAP loss from operations to non-GAAP income (loss) from operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
GAAP loss from operations	$(9,744)	$(16,585)
Stock-based compensation expense	8,634	6,225
Amortization of acquired intangible assets	1,397	948
Acquisition-related expenses	217	—
Follow-on public offering costs	—	140
Litigation-related expenses	73	400
Non-GAAP income (loss) from operations	$577	$(8,872)
The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except share and per share data)
GAAP net loss	$(11,673)	$(16,361)
Stock-based compensation expense	8,634	6,225
Amortization of acquired intangible assets	1,397	948
Acquisition-related expenses	217	—
Follow-on public offering costs	—	140
Litigation-related expenses	73	400
Amortization of debt discount and issuance costs	2,510	—
Non-GAAP net income (loss)	$1,158	$(8,648)

Reconciliation of net income (loss) per share, basic:
GAAP net loss per share, basic	$(0.24)	$(0.36)
Non-GAAP adjustments to net loss	0.26	0.17
Non-GAAP net income (loss) per share, basic	$0.02	$(0.19)

Reconciliation of net income (loss) per share, diluted:
GAAP net loss per share, diluted	$(0.24)	$(0.36)
Non-GAAP adjustments to net loss	0.26	0.17
Non-GAAP net income (loss) per share, diluted	$0.02	$(0.19)

Weighted average shares used in GAAP per share calculation, basic and diluted	47,827,939	45,210,250

Weighted average shares used in non-GAAP per share calculation:
Basic	47,827,939	45,210,250
Diluted	51,184,402	45,210,250

The following table reconciles GAAP net loss to adjusted EBITDA for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net loss	$(11,673)	$(16,361)
Interest income	(1,731)	(243)
Interest expense	3,229	2
Other (income) expense, net	206	(78)
Provision for income taxes	225	95
Depreciation expense	1,850	1,383
Amortization of intangible assets	1,577	1,016
Stock-based compensation expense	8,634	6,225
Acquisition-related expenses	217	—
Follow-on public offering costs	—	140
Litigation-related expenses	73	400
Adjusted EBITDA	$2,607	$(7,421)
Components of Results of Operations
Revenue
We generate revenue primarily from selling products, maintenance and support and professional services through a variety of delivery models to meet the needs of our diverse customer base. We generally bill customers and collect payment for both our products and services at the beginning of a contractual period.
Products
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightVM, InsightIDR, InsightAppSec and InsightConnect products, (2) managed services offerings which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit and AppSpider products, as well as associated content subscriptions for our Nexpose and Metasploit products. We also generate appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers.
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
General and Administrative Expense
General and administrative expense consists of personnel costs for our executive, legal, human resources, and finance and accounting departments, including salaries and other payroll related costs, bonuses and stock-based compensation. Additional expenses include travel and entertainment, professional fees, litigation-related expenses, insurance, acquisition-related expenses, amortization of certain intangible assets and allocated overhead costs.
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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$56,288	$35,279
Maintenance and support	9,557	10,753
Professional services	7,340	8,483
Total revenue	73,185	54,515
Cost of revenue:(1)
Products	12,485	8,436
Maintenance and support	1,884	1,849
Professional services	5,604	6,309
Total cost of revenue	19,973	16,594
Operating expenses:(1)
Research and development	17,865	16,722
Sales and marketing	35,138	29,052
General and administrative	9,953	8,732
Total operating expenses	62,956	54,506
Loss from operations	(9,744)	(16,585)
Interest income	1,731	243
Interest expense	(3,229)	(2)
Other income (expense), net	(206)	78
Loss before income taxes	(11,448)	(16,266)
Provision for income taxes	225	95
Net loss	$(11,673)	$(16,361)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$573	$374
Research and development	3,174	2,566
Sales and marketing	2,464	1,563
General and administrative	2,423	1,722
Total stock-based compensation expense	$8,634	$6,225

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$1,907	$1,237
Research and development	430	288
Sales and marketing	810	593
General and administrative	280	281
Total depreciation and amortization expense	$3,427	$2,399

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2019	2018
Consolidated Statement of Operations Data:
Revenue:
Products	76.9%	64.7%
Maintenance and support	13.1	19.7
Professional services	10.0	15.6
Total revenue	100.0	100.0
Cost of revenue:
Products	17.1	15.5
Maintenance and support	2.6	3.3
Professional services	7.7	11.6
Total cost of revenue	27.4	30.4
Operating expenses:
Research and development	24.4	30.7
Sales and marketing	47.9	53.3
General and administrative	13.6	16.0
Total operating expenses	85.9	100.0
Loss from operations	(13.3)	(30.4)
Interest income	2.4	0.4
Interest expense	(4.4)	—
Other income (expense), net	(0.3)	0.1
Loss before income taxes	(15.6)	(29.9)
Provision for income taxes	0.3	0.1
Net loss	(15.9)%	(30.0)%
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue:
Products	$56,288	$35,279	$21,009	59.6%
Maintenance and support	9,557	10,753	(1,196)	(11.1)
Professional services	7,340	8,483	(1,143)	(13.5)
Total revenue	$73,185	$54,515	$18,670	34.2%
Total revenue increased by $18.7 million in the three months ended March 31, 2019 compared to the same period in 2018. The $18.7 million increase in revenue included a $4.9 million increase from new customers and a $13.8 million increase in revenue from existing customers. The $13.8 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the three months ended March 31, 2019 compared to the same period in 2018 was comprised of $15.7 million generated from sales in North America and $3.0 million generated from sales from the rest of the world.
The $1.2 million decrease in maintenance and support revenue in the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the continued transition of our Nexpose customers to our subscription-based InsightVM product. The $1.1 million decrease in professional services revenue in the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a reduction in professional services bookings which drove the performance of less services.

Cost of Revenue

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue:
Products	$12,485	$8,436	$4,049	48.0%
Maintenance and support	1,884	1,849	35	1.9
Professional services	5,604	6,309	(705)	(11.2)
Total cost of revenue	$19,973	$16,594	$3,379	20.4%
Gross margin %:
Products	77.8%	76.1%
Maintenance and support	80.3	82.8
Professional services	23.7	25.6
Total gross margin %	72.7%	69.6%
Total cost of revenue increased by $3.4 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a $2.5 million increase in cloud computing costs related to growing cloud-based subscription revenue and a $0.7 million increase in personnel costs, inclusive of a $0.2 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. Our increase in total cost of revenue also included a $0.4 million increase in allocated overhead driven largely by an increase in facilities costs and a $0.4 million increase in amortization expense for acquired intangible assets. These increases were partially offset by a $0.6 million decrease in third-party professional service consulting costs.
Total gross margin percentage increased for the three months ended March 31, 2019 compared to the same period in 2018. The increase in products gross margin for the three months ended March 31, 2019 was primarily due to the continued increase in our subscription-based and managed services gross margins as we continue to grow and scale these offerings. The decrease in maintenance and support gross margin for the three months ended March 31, 2019 was primarily due to a reduction of maintenance and support revenue of $1.2 million as a result of the continued transition of our Nexpose customers to our subscription-based InsightVM product. The decrease in professional services gross margin for the three months ended March 31, 2019 was primarily due to a reduction in professional services revenue.
Operating Expenses
Research and Development Expense

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$17,865	$16,722	$1,143	6.8%
% of revenue	24.4%	30.7%
Research and development expense increased by $1.1 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a $1.2 million increase in personnel costs, an increase of $0.2 million in allocated overhead driven largely by an increase in facilities costs and an increase of $0.2 million in third-party infrastructure costs related to development of new and future offerings, partially offset by a decrease of $0.5 million in other expenses. The $1.2 million increase in personnel costs was primarily due to a $1.5 million increase in salaries and related costs driven by growth in headcount and a $0.6 million increase in stock-based compensation expense, partially offset by a $0.9 million increase in personnel costs that were capitalized as internal-use software costs.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$35,138	$29,052	$6,086	20.9%
% of revenue	47.9%	53.3%

Sales and marketing expense increased by $6.1 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a $2.9 million increase in personnel costs due to an increase in headcount, inclusive of a $0.9 million increase in stock-based compensation expense. Our increase in sales and marketing expense also included a $1.2 million increase in commission expense, a $0.9 million increase in allocated overhead driven largely by an increase in facilities costs, a $0.8 million increase in marketing and advertising costs and a $0.3 million increase in other expenses.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$9,953	$8,732	$1,221	14.0%
% of revenue	13.6%	16.0%
General and administrative expense increased by $1.2 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily due to a $0.7 million increase in stock-based compensation expense, a $0.3 million increase in bad debt expense and a $0.2 million increase in other expenses.
Interest Income

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest income	$1,731	$243	$1,488	612.3%
% of revenue	2.4%	0.4%
Interest income increased by $1.5 million in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to higher interest income as a result of the increase in value of investments as well as higher interest rates.
Interest Expense

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest expense	$(3,229)	$(2)	$(3,227)	NM
% of revenue	(4.4)%	—%
Interest expense increased by $3.2 million in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to contractual interest expense and amortization of debt discount and issuance costs related to the issuance of the Notes.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense), net	$(206)	$78	$(284)	(364.1)%
% of revenue	(0.3)%	0.1%
Other income (expense), net decreased by $0.3 million in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to changes in realized and unrealized foreign currency gains and losses, specifically related to the euro and British pound sterling.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Provision for income taxes	$225	$95	$130	136.8%
% of revenue	0.3%	0.1%

Provision for income taxes increased by $0.1 million in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to an increase in tax provision for income taxes due to our increased operations in foreign jurisdictions.
Liquidity and Capital Resources
As of March 31, 2019, we had $89.9 million in cash and cash equivalents, $195.2 million in short- and long-term investments that have maturities ranging from 3 months to 2 years and an accumulated deficit of $476.3 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents and investments and cash flow from operations. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
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
The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$99,565	$51,762
Net cash (used in) provided by operating activities	(13,566)	7,296
Net cash (used in) provided by investing activities	(355)	6,762
Net cash provided by financing activities	4,373	34,362
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(148)	(36)
Cash, cash equivalents and restricted cash at end of period	$89,869	$100,146
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment including leasehold improvements for our facilities.

Operating Activities
Operating activities used $13.6 million of cash and cash equivalents in the three months ended March 31, 2019, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash used in operating activities reflected our net loss of $11.7 million and an increase in our net operating assets and liabilities of $16.4 million, offset by $14.5 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $13.7 million decrease in accrued expenses primarily as a result of the payout of annual bonuses and year-end commissions, a $12.1 million decrease in deferred revenue as a result of our seasonal decrease in billings compared to the fourth quarter of 2018, a $1.1 million increase in deferred contract acquisition and fulfillment costs, a $5.9 million increase in prepaid expenses and other assets, which each had a negative impact on operating cash flow. These factors were partially offset by a $14.7 million decrease in accounts receivable due to collections of our fourth quarter of 2018 billings and a $1.6 million increase in other liabilities and a $0.1 million increase in accounts payable, which each had a positive impact on operating cash flow.
Operating activities provided $7.3 million of cash and cash equivalents in the three months ended March 31, 2018, which reflects our continued growth in revenue offset by continued investments in our operations and timing of working capital items. Cash provided by operating activities reflected our net loss of $16.4 million, offset by a decrease in our net operating assets and liabilities of $14.8 million and non-cash charges of $8.9 million related primarily to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $34.7 million decrease in accounts receivable driven by cash collections and a $3.2 million increase in accounts payable, which each had a positive impact on operating cash flow. These factors were partially offset by a $11.3 million decrease in accrued expenses primarily as a result of the payout of annual bonuses and higher year-end commissions, a $6.5 million decrease in deferred revenue, a $1.7 million increase in deferred contract acquisition and fulfillment costs, a $3.2 million decrease in prepaid expenses and other assets and a $0.4 million decrease in other liabilities, which each had a negative impact on operating cash flow.
Investing Activities
Investing activities used $0.4 million of cash in the three months ended March 31, 2019, consisting of $72.7 million of investment sales and maturities, offset by $63.0 million for purchases of investments, $8.5 million in capital expenditures to purchase leasehold improvements, primarily related to office space build-outs, and computer equipment and $1.6 million for capitalization of internal-use software costs.
Investing activities provided $6.8 million of cash in the three months ended March 31, 2018, consisting of $14.1 million of investment sales and maturities offset by $4.5 million used for purchases of investments, $2.1 million in capital expenditures to purchase computer equipment and leasehold improvements and $0.7 million for the capitalization of internal-use software costs.
Financing Activities
Financing activities provided $4.4 million of cash in the three months ended March 31, 2019, which consisted primarily of $2.7 million in proceeds from the exercise of stock options and $2.6 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), partially offset by $1.0 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $34.4 million of cash in the three months ended March 31, 2018, which consisted primarily of $31.2 million in net proceeds from a secondary public offering in January 2018, $2.0 million in proceeds from the exercise of stock options and $1.6 million in proceeds from the issuance of common stock purchased by employees under the ESPP, partially offset by $0.5 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
As of March 31, 2019, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Japan, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at March 31, 2019 would not have been material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of March 31, 2019, we had cash and cash equivalents of $89.9 million consisting of bank deposits and money market funds and short- and long-term investments of $195.2 million consisting of U.S. Government agencies, commercial paper, corporate bonds, agency bonds and asset-backed securities. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
In August 2018, we issued $230.0 million aggregate principal amount of 1.25% convertible senior notes due in 2023. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of March 31, 2019, the fair value of our Notes was $313.4 million.
As of March 31, 2019, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
We do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.
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
From the year ended December 31, 2014 to the year ended December 31, 2018, our revenue grew from $76.9 million under ASC 605 to $244.1 million under ASC 606. Although we have experienced rapid growth historically and currently have high renewal rates, we may not continue to grow as rapidly in the future and our renewal rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

•	maintain and expand our customer base;

•	increase revenues from existing customers through increased or broader use of our products and professional services within their organizations;

•	improve the performance and capabilities of our products through research and development;

•	continue to develop our cloud-based solutions;

•	maintain the rate at which customers purchase and renew subscriptions to our cloud-based solutions, content subscriptions, maintenance and support and managed services;

•	continue to successfully expand our business domestically and internationally;

•	continue to effectively grow and improve the productivity of our sales teams; and

•	successfully compete with other companies.
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
We have posted a net loss in each year since inception, including net losses of $55.5 million, $45.5 million and $49.0 million in the years ended December 31, 2018, 2017 and 2016, respectively. As of March 31, 2019, we had an accumulated deficit of $476.3 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:

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
Some organizations have been reluctant to use cloud solutions for cyber security, such as our InsightVM, Insight IDR, InsightAppSec and InsightConnect, because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with this solution. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole may be negatively impacted, which could harm our business.
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
Our inability to renew or increase sales of our vulnerability management offerings, including content subscriptions, maintenance and support and managed services, or a decline in prices of our vulnerability management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. In addition, we have introduced several cloud-based subscription products, including InsightVM, InsightIDR, InsightAppSec, and InsightConnect. These products are relatively new, and it is uncertain whether they will gain the market acceptance we expect. Any factor adversely affecting sales of our products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
Our business and growth depend substantially on customers renewing their subscriptions with us. Any decline in our customer renewals or failure to convince customers to expand their use of our subscription offerings could adversely affect our future operating results.
Our subscription offerings are sold on a term basis. In order for us to improve our operating results, it is important that our existing customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions with us and we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our new or current product offerings, our pricing, the effects of economic conditions, competitive offerings or alterations or reductions in our customers’ spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues and results of operations may be adversely impacted.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For each of the three months ended March 31, 2019 and 2018, operations located outside of North America generated 15% of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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
We sell cyber security and data analytics products. As a result, we have been and will be a target of cyber attacks designed to impede the performance of our products, penetrate our network security or the security of our cloud platform or our internal systems, or that of our customers, misappropriate proprietary information and/or cause interruptions to our services. For example, because Metasploit serves as an introduction to hacking for many individuals, a successful cyber attack on us may be perceived as a victory for the cyber attacker, thereby increasing the likelihood that we may be a target of cyber attacks, even absent financial motives. Further, if our systems are breached as a result of third-party action, employee error or misconduct, attackers could learn critical information about how our products operate to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber attacks. In addition, if actual or perceived breaches of our network security occur, they could adversely affect the market perception of our products, negatively affecting our reputation, and may expose us to the loss of our proprietary information or information belonging to our customers, investigations or litigation and possible liability, including injunctive relief and monetary damages. Such security breaches could also divert the efforts of our technical and management personnel. In addition, such security breaches could impair our ability to operate our business and provide products to our customers. If this happens, our reputation could be harmed, our revenue could decline and our business could suffer.
We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.
Our future performance depends on the continued services and contributions of our senior management, particularly Corey Thomas, our Chief Executive Officer, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. Thomas, or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.
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
Achieving the anticipated benefits of future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings, including, for example, the operations, products and technology acquired in connection with our acquisition of NetFort Technologies Limited (NetFort) in April 2019. Some of our acquisitions could improve the capabilities of our existing offerings or platform, as opposed to becoming a new offering. The acquisition of NetFort's network monitoring, traffic visibility and analytics technology is intended to help our Insight cloud customers improve their ability to detect attacks, investigate incidents and gain increased visibility into devices that pose a risk to the organization. The process of integrating a new business or technology into our product offerings, such as NetFort and its technology, requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions, and expansion of information and management systems. Integration of any future acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition, including certain employees which we acquired in connection with our acquisition of NetFort. If we are unable to effectively execute or integrate acquisitions, our business, financial condition and operating results could be adversely affected.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the three months ended March 31, 2019 and 2018 we incurred 12% and 13%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for each of the three months ended March 31, 2019 and 2018, 7% our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
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
In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, we self-certified under the EU-US Privacy Shield framework on December 20, 2016. However, it is possible that Privacy Shield may be challenged in the future, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. The EU is monitoring the arrangement, and the EU Commissioner and the U.S. Department of Commerce carry out annual joint reviews, the first of which took place in September 2017 and the second in October 2018. Non-compliance with the transfer restrictions could result in the EU data protection authorities imposing a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $54.85 through May 1, 2019. Factors that may affect the market price of our common stock include:

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
As of March 31, 2019, we had $230.0 million aggregate principal amount of indebtedness under our 1.25% convertible senior notes due 2023 (the Notes). Our indebtedness may:

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

RAPID7, INC.

Date: May 3, 2019	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2019	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)