Form 10-Q
period 2019-06-30
Rapid7, Inc.
filed 2019-08-01
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-37496

RAPID7, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	35-2423994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Causeway Street
Boston,	MA	02114
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (617) 247-1717

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	RPD	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 31, 2019, there were 48,842,220 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$126,569	$99,565
Short-term investments	119,138	159,210
Accounts receivable, net of allowance for doubtful accounts of $1,622 and $1,624 at June 30, 2019 and December 31, 2018, respectively	69,289	74,935
Deferred contract acquisition and fulfillment costs, current portion	13,851	12,321
Prepaid expenses and other current assets	15,416	9,746
Total current assets	344,263	355,777
Long-term investments	18,680	44,892
Property and equipment, net	51,860	17,523
Operating lease right-of-use assets	59,417	—
Deferred contract acquisition and fulfillment costs, non-current portion	29,275	27,634
Goodwill	97,866	88,420
Intangible assets, net	29,726	23,955
Other assets	5,192	1,168
Total assets	$636,279	$559,369
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,975	$7,048
Accrued expenses	33,069	37,376
Operating lease liabilities, current portion	6,057	—
Deferred revenue, current portion	199,048	189,855
Other current liabilities	126	707
Total current liabilities	251,275	234,986
Convertible senior notes, net	179,791	174,688
Operating lease liabilities, non-current portion	71,722	—
Deferred revenue, non-current portion	44,944	58,716
Other long-term liabilities	1,023	3,660
Total liabilities	548,755	472,050
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; 0 shares issued at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at June 30, 2019 and December 31, 2018; 49,284,448 and 48,087,257 shares issued at June 30, 2019 and December 31, 2018, respectively; 48,797,640 and 47,600,449 shares outstanding at June 30, 2019 and December 31, 2018, respectively	488	476
Treasury stock, at cost, 486,808 shares at June 30, 2019 and December 31, 2018	(4,764)	(4,764)
Additional paid-in-capital	581,127	556,223
Accumulated other comprehensive income (loss)	351	(31)
Accumulated deficit	(489,678)	(464,585)
Total stockholders’ equity	87,524	87,319
Total liabilities and stockholders’ equity	$636,279	$559,369
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Products	$63,207	$39,043	$119,495	$74,322
Maintenance and support	9,372	10,610	18,929	21,363
Professional services	6,380	8,788	13,720	17,271
Total revenue	78,959	58,441	152,144	112,956
Cost of revenue:
Products	14,556	9,650	27,041	18,086
Maintenance and support	2,081	2,007	3,965	3,856
Professional services	5,544	5,736	11,148	12,045
Total cost of revenue	22,181	17,393	42,154	33,987
Total gross profit	56,778	41,048	109,990	78,969
Operating expenses:
Research and development	19,626	16,082	37,491	32,804
Sales and marketing	38,172	31,157	73,310	60,209
General and administrative	11,160	8,149	21,113	16,881
Total operating expenses	68,958	55,388	131,914	109,894
Loss from operations	(12,180)	(14,340)	(21,924)	(30,925)
Other income (expense), net:
Interest income	1,582	464	3,313	707
Interest expense	(3,312)	—	(6,541)	(2)
Other income (expense), net	(29)	(326)	(235)	(248)
Loss before income taxes	(13,939)	(14,202)	(25,387)	(30,468)
Provision for (benefit from) income taxes	(519)	131	(294)	226
Net loss	$(13,420)	$(14,333)	$(25,093)	$(30,694)
Net loss per share, basic and diluted	$(0.28)	$(0.31)	$(0.52)	$(0.67)
Weighted-average common shares outstanding, basic and diluted	48,451,562	46,279,947	48,141,474	45,746,513
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(13,420)	$(14,333)	$(25,093)	$(30,694)
Other comprehensive income (loss):
Change in fair value of investments	189	20	382	15
Total change in unrealized gain on investments	189	20	382	15
Comprehensive loss	$(13,231)	$(14,313)	$(24,711)	$(30,679)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2019	48,158	$482	487	$(4,764)	$569,229	$162	$(476,258)	$88,851
Stock-based compensation expense	—	—	—	—	10,430	—	—	10,430
Vesting of restricted stock units	351	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(36)	(1)	—	—	(1,858)	—	—	(1,859)
Issuance of common stock upon exercise of stock options	325	4	—	—	3,329	—	—	3,333
Net unrealized gain on investments	—	—	—	—	—	189	—	189
Net loss	—	—	—	—	—	—	(13,420)	(13,420)
Balance, June 30, 2019	48,798	$488	487	$(4,764)	$581,127	$351	$(489,678)	$87,524

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2018	46,199	$462	487	$(4,764)	$503,669	$(44)	$(425,401)	$73,922
Stock-based compensation expense	—	—	—	—	7,350	—	—	7,350
Vesting of restricted stock units	269	2	—	—	(2)	—	—	—
Shares withheld for employee taxes	(22)	—	—	—	(543)	—	—	(543)
Issuance of common stock upon exercise of stock options	293	3	—	—	3,124	—	—	3,127
Net unrealized gain on investments	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	—	(14,333)	(14,333)
Balance, June 30, 2018	46,739	$467	487	$(4,764)	$513,598	$(24)	$(439,734)	$69,543

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	47,600	$476	487	$(4,764)	$556,223	$(31)	$(464,585)	$87,319
Stock-based compensation expense	—	—	—	—	19,064	—	—	19,064
Issuance of common stock under Employee Stock Purchase Plan	111	1	—	—	2,633	—	—	2,634
Vesting of restricted stock units	595	6	—	—	(6)	—	—	—
Shares withheld for employee taxes	(58)	(1)	—	—	(2,838)	—	—	(2,839)
Issuance of common stock upon exercise of stock options	550	6	—	—	6,051	—	—	6,057
Net unrealized gain on investments	—	—	—	—	—	382	—	382
Net loss	—	—	—	—	—	—	(25,093)	(25,093)
Balance, June 30, 2019	48,798	$488	487	$(4,764)	$581,127	$351	$(489,678)	$87,524

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	44,054	$441	487	$(4,764)	$463,428	$(39)	$(434,913)	$24,153
Stock-based compensation expense	—	—	—	—	13,575	—	—	13,575
Cumulative effect adjustment for the adoption of ASC 606	—	—	—	—	—	—	25,873	25,873
Issuance of common stock related to follow-on public offering	1,500	15	—	—	30,892	—	—	30,907
Issuance of common stock under Employee Stock Purchase Plan	124	1	—	—	1,631	—	—	1,632
Vesting of restricted stock units	425	4	—	—	(4)	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—
Shares withheld for employee taxes	(42)	(1)	—	—	(1,004)	—	—	(1,005)
Issuance of common stock upon exercise of stock options	681	7	—	—	5,080	—	—	5,087
Net unrealized gain on investments	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(30,694)	(30,694)
Balance, June 30, 2018	46,739	$467	487	$(4,764)	$513,598	$(24)	$(439,734)	$69,543
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(25,093)	$(30,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,371	5,077
Amortization of debt discount and issuance costs	5,104	—
Stock-based compensation expense	19,064	13,575
Provision for doubtful accounts	1,353	456
Deferred income taxes	(761)	—
Foreign currency re-measurement loss	191	471
Other non-cash (income) expense	(1,290)	(71)
Changes in operating assets and liabilities:
Accounts receivable	4,549	24,586
Deferred contract acquisition and fulfillment costs	(3,172)	(4,531)
Prepaid expenses and other assets	(9,334)	(3,602)
Accounts payable	2,184	2,391
Accrued expenses	(7,312)	(7,806)
Deferred revenue	(5,066)	(1,001)
Other liabilities	1,129	(669)
Net cash used in operating activities	(11,083)	(1,818)
Cash flows from investing activities:
Business acquisition, net of cash acquired	(14,621)	—
Purchases of property and equipment	(17,712)	(5,650)
Capitalization of internal-use software costs	(3,152)	(1,413)
Purchases of investments	(72,432)	(10,655)
Sales/maturities of investments	140,302	33,128
Net cash provided by investing activities	32,385	15,410
Cash flows from financing activities:
Proceeds from follow-on public offering, net of offering costs of $608	—	30,907
Taxes paid related to net share settlement of equity awards	(2,839)	(1,005)
Proceeds from employee stock purchase plan	2,634	1,632
Proceeds from stock option exercises	6,058	4,657
Net cash provided by financing activities	5,853	36,191
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(151)	(314)
Net increase in cash, cash equivalents and restricted cash	27,004	49,469
Cash, cash equivalents and restricted cash, beginning of period	99,565	51,762
Cash, cash equivalents and restricted cash, end of period	$126,569	$101,231
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$1,342	$—
Cash paid for income taxes, net of refunds	$319	$315
Non-cash investing activities:
Leasehold improvements acquired through tenant improvement allowance	$14,016	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$126,569	$100,731
Restricted cash in other assets	—	500
Total cash, cash equivalents and restricted cash	$126,569	$101,231
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies
Description of Business
Rapid7, Inc. and subsidiaries (we, us or our) is advancing security with visibility, analytics, and automation delivered through our Insight cloud. Our solutions simplify the complex, allowing security teams to work more effectively with IT and development to reduce vulnerabilities, monitor for malicious behavior, investigate and shut down attacks, and automate routine tasks.
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the significant accounting policies during the three and six-month periods ended June 30, 2019 other than those noted below.
Leases
Effective January 1, 2019, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), as amended Accounting Standard Codification (ASC) 842. In accordance with ASC 842, at the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use (ROU) assets, lease liabilities and, if applicable, long-term lease liabilities. We have elected not to recognize on the balance sheet leases with terms of one year or less. For contracts with lease and non-lease components, we have elected not to allocate the contract consideration and to account for the lease and non-lease components as a single lease component.
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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, which requires companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the leased asset. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We adopted this standard effective January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. We also elected to implement the new standard at the adoption date with a cumulative-effect adjustment, if any, recognized to the opening balance of accumulative deficit in the period of adoption.
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
Note 2. Revenue from Contracts with Customers
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightIDR, InsightVM, InsightAppSec and InsightConnect products, (2) managed services offerings, which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit, and AppSpider products, and associated content subscriptions for our Nexpose and Metasploit products. We also generate appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose, Metasploit and AppSpider. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services and security advisory services. Our deployment services educate and assist our customers on the best use and best practices to deploy our solutions.
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
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (SSP).
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
The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Subscription revenue	$52,309	$31,361	$99,278	$60,130
Term and perpetual software licenses	10,315	6,697	18,991	12,257
Maintenance and support	9,372	10,610	18,929	21,363
Professional services	6,380	8,788	13,720	17,271
Other	583	985	1,226	1,935
Total revenue	$78,959	$58,441	$152,144	$112,956
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our products or services for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
United States	$64,106	$47,773	$124,046	$91,983
All other	14,853	10,668	28,098	20,973
Total revenue	$78,959	$58,441	$152,144	$112,956

Subscription Revenue
Subscription revenue consists of revenue from our cloud-based subscription, managed services offerings and content subscriptions associated with our software licenses.

•
We generate cloud-based subscription revenue primarily from sales of subscriptions to access our cloud platform, together with related support services to our customers. These arrangements do not provide the customer with the right to take possession of our software operating on our cloud platform at any time. Instead, customers are granted continuous access to our cloud platform over the contractual period. Revenue is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our cloud-based subscription contracts generally have a term of one year, which is billed in advance and non-cancellable.

•
Managed services offerings consist of fees generated when we operate our software and provide our capabilities on behalf of our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our managed services offerings generally have a term of one year, which is billed in advance and non-cancellable.

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
For our term and perpetual software licenses, which are not dependent on the continued delivery of content subscriptions, the license is considered distinct from the maintenance and support, and we therefore recognize revenue attributable to the license at the time of delivery.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended June 30, 2019 and 2018, we recognized revenue of $66.6 million and $48.5 million, respectively, and for the six months ended June 30, 2019 and 2018, we recognized $117.2 million and $84.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets, or unbilled receivables, include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of June 30, 2019 and December 31, 2018, contract assets of $0.5 million and $0.8 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet.
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
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Beginning balance	$39,955	$27,165
Capitalization of contract acquisition and fulfillment costs	10,067	8,921
Amortization of deferred contract acquisition and fulfillment costs	(6,896)	(4,391)
Ending balance	$43,126	$31,695

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2019. The estimated revenues do not include unexercised contract renewals.

	Remainder of 2019	2020	2021 and thereafter
	(in thousands)
Subscription revenue	$96,471	$64,955	$14,811
Term and perpetual software licenses	14,819	16,352	13,222
Maintenance and support	15,908	11,237	2,327

The amounts presented in the table above primarily consist of fixed fees, which are typically recognized ratably as the performance obligation is satisfied.
As of June 30, 2019, the estimated revenue expected to be recognized in the future related to professional services is $10.6 million. We will recognize this revenue as the professional services are completed, which is expected to occur within the next 12 months or less.

Note 3. Business Combination
On April 1, 2019, we acquired NetFort Technologies Limited (NetFort), a provider of end-to-end network traffic visibility and analytics across cloud, virtual and physical platforms for a purchase price of $16.1 million. The $16.1 million purchase price was funded with cash. In the three and six months ended June 30, 2019, we recorded $0.3 million and $0.5 million, respectively, of acquisition related costs in general and administrative expense.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase price	$16,130

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1,523
Other net working capital	325
Deferred revenue	(487)
Deferred tax liability	(761)
Intangible asset	6,084
Total identifiable net assets assumed	6,684
Goodwill	9,446
Total purchase price allocation	$16,130

The fair value of identifiable intangible assets was based on valuations using the income approach. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Weighted Average Amortization Life (years)
	(in thousands)
Developed technology	$6,084	5

The excess of the purchase price over the tangible assets acquired, identifiable intangible asset acquired and assumed liabilities was recorded as goodwill. We believe that the amount of goodwill reflects the expected synergistic benefits of being able to leverage the integration of the technology acquired with our existing product offerings and to be able to successfully market and sell these new products and features to our customer base. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible asset will not be deductible for tax purposes. Accordingly, a $0.8 million deferred tax benefit was recorded resulting from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired.
These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital.
Following the acquisition, certain retained employees and non-employee contractors of NetFort received an aggregate of 123,623 restricted stock units (RSUs), which will vest over a maximum of three years. The vesting of the RSUs are subject to the employee's continued service with us. Accordingly, compensation expense associated with the RSUs will be expensed as incurred in our post-acquisition financial statements.
Proforma results of operations have not been included, as the acquisition of NetFort was not material to our results of operations for any periods presented.
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
The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$108,526	$—	$—	$108,526
U.S. government agencies	45,838	—	—	45,838
Commercial paper	—	17,292	—	17,292
Corporate bonds	—	45,606	—	45,606
Agency bonds	—	21,098	—	21,098
Asset-backed securities	—	7,984	—	7,984
Total assets	$154,364	$91,980	$—	$246,344

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$55,646	$—	$—	$55,646
U.S. government agencies	74,481	—	—	74,481
Commercial paper	—	57,554	—	57,554
Corporate bonds	—	48,495	—	48,495
Agency bonds	—	19,087	—	19,087
Asset-backed securities	—	7,483	—	7,483
Total assets	$130,127	$132,619	$—	$262,746

As of June 30, 2019, the fair value of our 1.25% convertible senior notes due 2023, as further described in Note 7, Convertible Senior Notes and Capped Calls, was $351.0 million based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes. We had no other liabilities measured and recorded at fair value on a recurring basis as of June 30, 2019 or December 31, 2018.

Our investments, which are all classified as available-for-sale, consisted of the following:

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$45,695	$143	$—	$45,838
Commercial paper	17,291	1	—	17,292
Corporate bonds	45,483	124	(1)	45,606
Agency bonds	21,026	72	—	21,098
Asset-backed securities	7,972	13	(1)	7,984
Total assets	$137,467	$353	$(2)	$137,818

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$71,480	$20	$(17)	$71,483
Commercial paper	57,554	—	—	57,554
Corporate bonds	48,532	15	(52)	48,495
Agency bonds	19,077	16	(6)	19,087
Asset-backed securities	7,490	—	(7)	7,483
Total assets	$204,133	$51	$(82)	$204,102

As of June 30, 2019 and December 31, 2018, our available-for-sale investments had maturities ranging from three months to two years.
Our available-for-sale investments as of December 31, 2018 included $3.0 million of U.S. Government agencies investments, which are classified as cash and cash equivalents as the original maturity was less than three months.
For all of our investments for which the amortized cost basis was greater than the fair value at June 30, 2019 and December 31, 2018, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Note 5. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Computer equipment and software	$20,612	$18,724
Furniture and fixtures(1)	10,178	5,580
Leasehold improvements (1)	50,271	19,437
Total	81,061	43,741
Less accumulated depreciation	(29,201)	(26,218)
Property and equipment, net	$51,860	$17,523

(1) As of June 30, 2019, $30.5 million and $3.8 million of leasehold improvements and furniture and fixtures, respectively, related to our new Boston, Massachusetts corporate headquarters which was completed in July 2019. As of December 31, 2018, leasehold improvements included $3.8 million of construction-in progress related to our new corporate headquarters facility.

Depreciation expense was $2.1 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $3.9 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively.
Note 6. Goodwill and Intangible Assets
Goodwill was $97.9 million and $88.4 million as of June 30, 2019 and December 31, 2018, respectively. The following table displays the changes in goodwill:

Amount
(in thousands)
Balance at December 31, 2018	$88,420
NetFort acquisition	9,446
Balance at June 30, 2019	$97,866

The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of June 30, 2019			As of December 31, 2018
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.4	$35,855	$(12,761)	$23,094	$29,771	$(9,741)	$20,030
Customer relationships	6.7	1,000	(577)	423	1,000	(504)	496
Trade names	6.1	519	(518)	1	519	(516)	3
Non-compete agreements	2.0	40	(40)	—	40	(40)	—
Total acquired intangible assets		37,414	(13,896)	23,518	31,330	(10,801)	20,529
Internal-use software		6,938	(730)	6,208	3,786	(360)	3,426
Total intangible assets		$44,352	$(14,626)	$29,726	$35,116	$(11,161)	$23,955

Amortization expense was $1.9 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $3.5 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of June 30, 2019 was as follows (in thousands):

2019 (for the remaining six months)	$3,907
2020	7,771
2021	6,975
2022	4,298
2023	2,667
2024 and thereafter	304
Total	$25,922

The table above excludes the impact of $3.8 million of capitalized internal-use software costs for projects that have not been completed as of June 30, 2019, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 7. Convertible Senior Notes and Capped Calls
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
Each $1,000 principal amount of the Notes is initially convertible into 24.0460 shares of our common stock, the Conversion Option, which is equivalent to an initial conversion price of approximately $41.59 per share, subject to adjustment upon the occurrence of specified events. The holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2023, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (measurement period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the Notes on each such trading day; (3)  if we call any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events (as set forth in the Indenture). On or after February 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We may not redeem the Notes prior to August 6, 2021. On or after August 6, 2021, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding, the date on which we provide the redemption notice at a redemption price equal to 100% principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a fundamental change (as set forth in the Indenture) at any time prior to the maturity date, holders of the Notes, will have the right, at their option, to require us to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, in each case as described in the Indenture, we will increase the conversion rate for a holder of the Notes who elects to convert its Notes in connection with such a corporate event or during the related redemption period in certain circumstances. During the six months ended June 30, 2019, none of the conditions allowing holders of the Notes to convert their Notes had been met. The Notes are therefore not convertible as of June 30, 2019 and are classified as long-term debt.
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
The net carrying amount of the liability component of the Notes was as follows:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Principal	$230,000	$230,000
Unamortized debt discount	(45,690)	(50,334)
Unamortized issuance costs	(4,519)	(4,978)
Net carrying amount	$179,791	$174,688

The net carrying amount of the equity component as June 30, 2019 and December 31, 2018 was as follows (in thousands):

Debt discount for conversion option	$53,820
Issuance costs	(1,626)
Net carrying amount	$52,194
Interest expense related to the Notes was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Contractual interest expense	$718	$1,437
Amortization of debt discount	2,361	4,645
Amortization of issuance costs	233	459
Total interest expense	$3,312	$6,541

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

Note 8. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 10.5 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within the next 3 years. All of our leases are classified as operating leases.
In November 2017, we entered into a lease agreement with respect to 147,061 square feet of office space at 120 Causeway Street, Boston, Massachusetts for our new corporate headquarters. The term of the lease was 126 months. We took possession of the leased office space on May 1, 2019 at which time we recorded a ROU asset and corresponding lease liability of $58.6 million.

The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Operating lease cost	$3,055	$5,022
Short-term lease costs	137	286
Variable lease costs	592	1,009
Total lease costs	$3,784	$6,317

Supplemental balance sheet information related to the operating leases was as follows:

As of June 30, 2019
(in thousands, except lease term and discount rate)
Operating ROU assets	$59,417

Operating lease liabilities, current portion	$6,057
Operating lease liabilities, non-current portion	71,722
Total operating lease liabilities	$77,779

Weighted average remaining lease term (in years) - operating leases	9.2
Weighted average discount rate - operating leases	7.8%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,578	$4,506
ROU assets obtained in exchange for new lease obligations	$58,906	$60,772

Maturities of operating lease liabilities as of June 30, 2019 were as follows (in thousands):

2019 (for the remaining six months)	$4,869
2020	11,959
2021	11,691
2022	11,391
2023	11,340
2024 and thereafter	53,561
Total lease payments	$104,811
Less: imputed interest	(27,032)
Total	$77,779

In July 2019, we entered into a lease agreement with respect to 67,214 square feet at 100 Causeway Street, Boston, Massachusetts, to be located in the same complex as, and in order to expand, our corporate headquarters. The term of the lease is 102 months and is expected to commence in June 2021. Our future lease payments are approximately $35.0 million. We plan to take possession of the leased office space in the second quarter of 2021, at which time we will record an operating ROU asset and corresponding lease liability.

Under the prior lease accounting standard, as of December 31, 2018, the future minimum payments under non-cancellable leases, which included our future headquarters, were as follows (in thousands):

2019	$9,899
2020	11,616
2021	10,933
2022	11,054
2023	11,136
Thereafter	53,648
Total	$108,286

Note 9. Stock-Based Compensation Expense

(a)	General

Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$718	$469	$1,291	$843
Research and development	4,054	2,850	7,228	5,416
Sales and marketing	2,942	2,055	5,406	3,618
General and administrative	2,716	1,976	5,139	3,698
Total stock-based compensation expense	$10,430	$7,350	$19,064	$13,575

We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity during the six months ended June 30, 2019 was as follows:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2018	21,677	$10.88	2,773,773	$21.21
Granted	—	—	1,509,033	41.83
Vested	(21,677)	10.88	(594,764)	22.88
Forfeited	—	—	(174,261)	25.31
Unvested balance as of June 30, 2019	—	$—	3,513,781	$29.58

As of June 30, 2019, the unrecognized compensation expense related to our unvested restricted stock units expected to vest was $97.1 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.8 years.

(c)	Stock Options
Stock option activity during the six months ended June 30, 2019 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	3,713,179	$10.32
Granted	—	—
Exercised	(549,612)	11.02		$21,286
Forfeited/cancelled	(26,013)	12.88
Outstanding as of June 30, 2019	3,137,554	$10.17	5.7	$149,561
Vested and exercisable as of June 30, 2019	2,416,849	$8.90	5.1	$118,275

As of June 30, 2019, the unrecognized compensation expense related to our unvested stock options expected to vest was $4.5 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 1.5 years.
The total fair value of stock options vested in the six months ended June 30, 2019 was $3.8 million.

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
Note 10. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net loss	$(13,420)	$(14,333)	$(25,093)	$(30,694)
Denominator:
Weighted-average common shares outstanding, basic and diluted	48,451,562	46,279,947	48,141,474	45,746,513
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.31)	$(0.52)	$(0.67)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2019	2018
Options to purchase common stock	3,137,554	4,054,256
Unvested restricted stock	—	115,168
Unvested restricted stock units	3,513,781	3,312,840
Shares to be issued under ESPP	46,331	61,966
Total	6,697,666	7,544,230

Additionally, the 5.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes are not convertible as of June 30, 2019. We expect to settle the principal amount of the Notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of our common stock for a given period of time exceeds the initial conversion price of $41.59 per share for the Notes.

Note 11. Commitments and Contingencies

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
Note 12. Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
North America	$66,301	$49,519	$128,340	$95,896
Other	12,658	8,922	23,804	17,060
Total	$78,959	$58,441	$152,144	$112,956

Of the total net revenues generated in North America, 97% and 96% of the revenues were generated in the United States for the three months ended June 30, 2019 and 2018, respectively, and 97% and 96% of the revenues were generated in the United States for the six months ended June 30, 2019 and 2018, respectively.
Property and equipment, net by geographic area was as follows:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
United States	$48,508	$16,311
Other	3,352	1,212
Total	$51,860	$17,523

Note 13. Related Party Transactions

In October 2015, McAfee, LLC announced the end-of-sale for the McAfee Vulnerability Manager to customers and partners, effective January 11, 2016, with end-of-life to follow, and announced that we were named their exclusive vulnerability management partner. Under the terms of the commercial agreement, we incur partner referral fees as customers transition from McAfee Vulnerability Manager to Nexpose. On February 6, 2017, Michael Berry, a member of our board of directors, became the chief financial officer of Intel Security (McAfee). During the three and six months ended June 30, 2019, we made payments of $0.3 million to McAfee LLC for partner referral fees. As of June 30, 2019, we had $0.6 million of partner referral fees payable to McAfee, LLC recorded as accrued expenses on our consolidated balance sheet.

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
Overview
Rapid7 is a leading provider of cyber security analytics and automation and a driving force behind the growing practice of Security Operations (SecOps). SecOps is the practice of aligning cyber security, information technology (IT), and development operations (DevOps) teams so that security becomes an integral part of these teams’ daily operations empowering organizations to innovate faster and more securely. As of June 30, 2019, 8,400 organizations around the world trust Rapid7 to provide visibility, analytics and automation to help reduce risk, simplify cyber security complexity and deliver better security outcomes.

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

•
Application Security: Our Application Security offering provides dynamic application security testing and run-time application security monitoring and protection solutions that are designed to continuously analyze web applications for security vulnerabilities and block many types of attacks automatically.

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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries, such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of June 30, 2019, we had 8,400 customers in 134 countries. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 2% of our revenue for the three and six months ended June 30, 2019 or 2018.
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
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, in a trailing 12-month period by the dollar value of the corresponding customer agreements. Our renewal rate was 116% and 122% for the three months ended June 30, 2019 and 2018, respectively. Our goal is to maintain what we believe are strong renewal rates. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions, overall changes in our customers’ spending levels or our sales mix between new and upsell or cross-sell.
For the three months ended June 30, 2019 and 2018, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 87% and 79%, respectively, of total revenue. For the six months ended June 30, 2019 and 2018, recurring revenue was 86% and 78%, respectively, of total revenue.
Other Business Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Total revenue	$78,959	$58,441	$152,144	$112,956
Year-over-year revenue growth (1)	35.1%	23.2%	34.7%	21.9%
Non-GAAP income (loss) from operations	$500	$(5,992)	$1,077	$(14,864)
Operating cash flow	$2,483	$(9,114)	$(11,083)	$(1,818)
(1) For 2018, we recognized revenue under ASC 606. For 2017, we recognized revenue under ASC 605 and therefore, the periods are not directly comparable.

	As of June 30,
	2019	2018
	(dollars in thousands)
Number of customers (1)	8,400	7,216
Year-over-year customer growth	16%	10%
Annualized recurring revenue (ARR)	$290,016	$198,576
Year-over-year ARR growth	46.0%	44.3%
(1) Includes 156 customers from the NetFort acquisition
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers.
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
Annualized Recurring Revenue and Growth. Annualized Recurring Revenue (ARR) is defined as the annual value of all recurring revenue related to contracts in place at the end of the quarter. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates and does not include revenue reported as perpetual license or professional services revenue in our consolidated statement of operations.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
GAAP total gross profit	$56,778	$41,048	$109,990	$78,969
Stock-based compensation expense	718	469	1,291	843
Amortization of acquired intangible assets	1,662	893	3,020	1,801
Non-GAAP total gross profit	$59,158	$42,410	$114,301	$81,613

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
GAAP gross profit – products	$48,651	$29,393	$92,454	$56,236
Stock-based compensation expense	207	157	364	282
Amortization of acquired intangible assets	1,662	893	3,020	1,801
Non-GAAP gross profit – products	$50,520	$30,443	$95,838	$58,319

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
GAAP gross profit – maintenance and support	$7,291	$8,603	$14,964	$17,507
Stock-based compensation expense	166	60	286	88
Non-GAAP gross profit – maintenance and support	$7,457	$8,663	$15,250	$17,595

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
GAAP gross profit – professional services	$836	$3,052	$2,572	$5,226
Stock-based compensation expense	345	252	641	473
Non-GAAP gross profit – professional services	$1,181	$3,304	$3,213	$5,699

The following table reconciles GAAP loss from operations to non-GAAP income (loss) from operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
GAAP loss from operations	$(12,180)	$(14,340)	$(21,924)	$(30,925)
Stock-based compensation expense	10,430	7,350	19,064	13,575
Amortization of acquired intangible assets	1,698	933	3,095	1,881
Acquisition-related expenses	297	—	514	—
Follow-on public offering costs	—	65	—	205
Litigation-related expenses	255	—	328	400
Non-GAAP income (loss) from operations	$500	$(5,992)	$1,077	$(14,864)
The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
GAAP net loss	$(13,420)	$(14,333)	$(25,093)	$(30,694)
Stock-based compensation expense	10,430	7,350	19,064	13,575
Amortization of acquired intangible assets	1,698	933	3,095	1,881
Acquisition-related expenses	297	—	514	—
Follow-on public offering costs	—	65	—	205
Litigation-related expenses	255	—	328	400
Release of valuation allowance, acquisition-related	(761)	—	(761)	—
Amortization of debt discount and issuance costs	2,594	—	5,104	—
Non-GAAP net income (loss)	$1,093	$(5,985)	$2,251	$(14,633)

Reconciliation of net income (loss) per share, basic:
GAAP net loss per share, basic	$(0.28)	$(0.31)	$(0.52)	$(0.67)
Non-GAAP adjustments to net loss	0.30	0.18	0.57	0.35
Non-GAAP net income (loss) per share, basic	$0.02	$(0.13)	$0.05	$(0.32)

Reconciliation of net income (loss) per share, diluted:
GAAP net loss per share, diluted	$(0.28)	$(0.31)	$(0.52)	$(0.67)
Non-GAAP adjustments to net loss	0.30	0.18	0.56	0.35
Non-GAAP net income (loss) per share, diluted	$0.02	$(0.13)	$0.04	$(0.32)

Weighted average shares used in GAAP per share calculation, basic and diluted	48,451,562	46,279,947	48,141,474	45,746,513

Weighted average shares used in non-GAAP per share calculation:
Basic	48,451,562	46,279,947	48,141,474	45,746,513
Diluted	52,035,868	46,279,947	51,611,858	45,746,513

The following table reconciles GAAP net loss to adjusted EBITDA for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
GAAP net loss	$(13,420)	$(14,333)	$(25,093)	$(30,694)
Interest income	(1,582)	(464)	(3,313)	(707)
Interest expense	3,312	—	6,541	2
Other (income) expense, net	29	326	235	248
Provision for (benefit from) income taxes	(519)	131	(294)	226
Depreciation expense	2,056	1,642	3,906	3,025
Amortization of intangible assets	1,888	1,036	3,465	2,052
Stock-based compensation expense	10,430	7,350	19,064	13,575
Acquisition-related expenses	297	—	514	—
Follow-on public offering costs	—	65	—	205
Litigation-related expenses	255	—	328	400
Adjusted EBITDA	$2,746	$(4,247)	$5,353	$(11,668)
Components of Results of Operations
Revenue
We generate revenue primarily from selling products, maintenance and support and professional services through a variety of delivery models to meet the needs of our diverse customer base. We generally bill customers and collect payment for both our products and services at the beginning of a contractual period.
Products
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightVM, InsightIDR, InsightAppSec and InsightConnect products, (2) managed services offerings, which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit and AppSpider products, as well as associated content subscriptions for our Nexpose and Metasploit products. We also generate appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers.
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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$63,207	$39,043	$119,495	$74,322
Maintenance and support	9,372	10,610	18,929	21,363
Professional services	6,380	8,788	13,720	17,271
Total revenue	78,959	58,441	152,144	112,956
Cost of revenue:(1)
Products	14,556	9,650	27,041	18,086
Maintenance and support	2,081	2,007	3,965	3,856
Professional services	5,544	5,736	11,148	12,045
Total cost of revenue	22,181	17,393	42,154	33,987
Operating expenses:(1)
Research and development	19,626	16,082	37,491	32,804
Sales and marketing	38,172	31,157	73,310	60,209
General and administrative	11,160	8,149	21,113	16,881
Total operating expenses	68,958	55,388	131,914	109,894
Loss from operations	(12,180)	(14,340)	(21,924)	(30,925)
Interest income	1,582	464	3,313	707
Interest expense	(3,312)	—	(6,541)	(2)
Other income (expense), net	(29)	(326)	(235)	(248)
Loss before income taxes	(13,939)	(14,202)	(25,387)	(30,468)
Provision for (benefit from) income taxes	(519)	131	(294)	226
Net loss	$(13,420)	$(14,333)	$(25,093)	$(30,694)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$718	$469	$1,291	$843
Research and development	4,054	2,850	7,228	5,416
Sales and marketing	2,942	2,055	5,406	3,618
General and administrative	2,716	1,976	5,139	3,698
Total stock-based compensation expense	$10,430	$7,350	$19,064	$13,575

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$2,253	$1,306	$4,160	$2,543
Research and development	465	336	895	624
Sales and marketing	912	710	1,722	1,303
General and administrative	314	326	594	607
Total depreciation and amortization expense	$3,944	$2,678	$7,371	$5,077

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Statement of Operations Data:
Revenue:
Products	80.0%	66.8%	78.6%	65.8%
Maintenance and support	11.9	18.2	12.4	18.9
Professional services	8.1	15.0	9.0	15.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	18.4	16.5	17.8	16.0
Maintenance and support	2.7	3.5	2.6	3.4
Professional services	7.0	9.8	7.3	10.7
Total cost of revenue	28.1	29.8	27.7	30.1
Operating expenses:
Research and development	24.9	27.5	24.6	29.0
Sales and marketing	48.3	53.3	48.2	53.3
General and administrative	14.1	13.9	13.9	15.0
Total operating expenses	87.3	94.7	86.7	97.3
Loss from operations	(15.4)	(24.5)	(14.4)	(27.4)
Interest income	2.0	0.8	2.2	0.6
Interest expense	(4.2)	—	(4.3)	—
Other income (expense), net	—	(0.6)	(0.2)	(0.2)
Loss before income taxes	(17.6)	(24.3)	(16.7)	(27.0)
Provision for (benefit from) income taxes	(0.7)	0.2	(0.2)	0.2
Net loss	(16.9)%	(24.5)%	(16.5)%	(27.2)%
Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue:
Products	$63,207	$39,043	$24,164	61.9%
Maintenance and support	9,372	10,610	(1,238)	(11.7)
Professional services	6,380	8,788	(2,408)	(27.4)
Total revenue	$78,959	$58,441	$20,518	35.1%
Total revenue increased by $20.5 million in the three months ended June 30, 2019 compared to the same period in 2018. The $20.5 million increase in revenue included a $5.8 million increase in revenue from new customers and a $14.7 million increase in revenue from existing customers. The $14.7 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the three months ended June 30, 2019 compared to the same period in 2018 was comprised of $16.8 million generated from sales in North America and $3.7 million generated from sales from the rest of the world.
The $1.2 million decrease in maintenance and support revenue in the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to the continued transition of our Nexpose customers to our subscription-based InsightVM product. The $2.4 million decrease in professional services revenue in the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to a reduction in professional services bookings resulting from the continued shift to sell more strategic services.

Cost of Revenue

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue:
Products	$14,556	$9,650	$4,906	50.8%
Maintenance and support	2,081	2,007	74	3.7
Professional services	5,544	5,736	(192)	(3.3)
Total cost of revenue	$22,181	$17,393	$4,788	27.5%
Gross margin %:
Products	77.0%	75.3%
Maintenance and support	77.8	81.1
Professional services	13.1	34.7
Total gross margin %	71.9%	70.2%
Total cost of revenue increased by $4.8 million in the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a $2.5 million increase in cloud computing costs related to growing cloud-based subscription revenue and a $0.8 million increase in personnel costs, inclusive of a $0.2 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. Our increase in total cost of revenue also included a $0.9 million increase in allocated overhead driven largely by an increase in facilities costs and a $0.8 million increase in amortization expense for acquired intangible assets. These increases were partially offset by a $0.2 million decrease in third-party professional service consulting costs.
Total gross margin percentage increased for the three months ended June 30, 2019 compared to the same period in 2018. The increase in products gross margin for the three months ended June 30, 2019 was primarily due to the continued increase in our subscription-based and managed services product gross margins as we continue to grow and scale these offerings. The decrease in maintenance and support gross margin for the three months ended June 30, 2019 was primarily due to a reduction of maintenance and support revenue of $1.2 million as a result of the continued transition of our Nexpose customers to our subscription-based InsightVM product. The decrease in professional services gross margin for the three months ended June 30, 2019 was primarily due to a reduction of $2.4 million in professional services revenue.
Operating Expenses
Research and Development Expense

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$19,626	$16,082	$3,544	22.0%
% of revenue	24.9%	27.5%
Research and development expense increased by $3.5 million in the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a $2.6 million increase in personnel costs, an increase of $1.2 million in allocated overhead driven largely by an increase in facilities costs, partially offset by a decrease of $0.3 million in other expenses. The $2.6 million increase in personnel costs was primarily due to a $2.2 million increase in salaries and related costs driven by growth in headcount, including employees acquired in the acquisitions of tCell.io, Inc. and NetFort, and a $1.2 million increase in stock-based compensation expense, partially offset by a $0.8 million increase in personnel costs that were capitalized as internal-use software costs.
Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$38,172	$31,157	$7,015	22.5%
% of revenue	48.3%	53.3%
Sales and marketing expense increased by $7.0 million in the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a $2.1 million increase in personnel costs due to an increase in headcount, inclusive of a $0.9 million increase in stock-based compensation expense. Our increase in sales and marketing expense also included a $1.2 million increase in commission expense, a $2.1 million increase in allocated overhead driven largely by an increase in facilities costs and a $1.6 million increase in marketing and advertising costs.
General and Administrative Expense

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$11,160	$8,149	$3,011	36.9%
% of revenue	14.1%	13.9%
General and administrative expense increased by $3.0 million in the three months ended June 30, 2019 compared to the same period in 2018, primarily due to a $1.7 million increase in personnel costs due to an increase in headcount, inclusive of a $0.7 million increase in stock-based compensation expense, a $0.6 million increase in bad debt expense, a $0.2 million increase in allocated overhead driven largely by an increase in facilities costs a $0.2 million increase in professional fees primarily due to acquisition-related expenses and a $0.3 million increase in other expenses.
Interest Income

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest income	$1,582	$464	$1,118	240.9%
% of revenue	2.0%	0.8%
Interest income increased by $1.1 million in the three months ended June 30, 2019 compared to the same period in 2018 primarily due to higher interest income as a result of the increase in cash invested as well as higher interest rates.
Interest Expense

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest expense	$(3,312)	$—	$(3,312)	NM
% of revenue	(4.2)%	—%
Interest expense increased by $3.3 million in the three months ended June 30, 2019 compared to the same period in 2018 primarily due to contractual interest expense and amortization of debt discount and issuance costs related to the issuance of the Notes.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense), net	$(29)	$(326)	$297	(91.1)%
% of revenue	—%	(0.6)%
Other income (expense), net decreased by $0.3 million in the three months ended June 30, 2019 compared to the same period in 2018 primarily due to changes in realized and unrealized foreign currency gains and losses, specifically related to the euro and British pound sterling.
Provision for (Benefit From) Income Taxes

	Three Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(519)	$131	$(650)	(496.2)%
% of revenue	(0.7)%	0.2%

Provision for (benefit from) income taxes changed from an expense of $0.1 million in the three months ended June 30, 2018 to a benefit of $0.5 million in the three months ended June 30, 2019 primarily due to a $0.8 million deferred tax benefit resulting from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of NetFort, which is not deductible for tax purposes. This benefit was partially offset by an increase of $0.1 million provision for income taxes due to our increased operations in foreign and U.S. state jurisdictions.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue:
Products	$119,495	$74,322	$45,173	60.8%
Maintenance and support	18,929	21,363	(2,434)	(11.4)%
Professional services	13,720	17,271	(3,551)	(20.6)%
Total revenue	$152,144	$112,956	$39,188	34.7%
Total revenue increased by $39.2 million in the six months ended June 30, 2019 compared to the same period in 2018. The $39.2 million increase in revenue included a $10.7 million increase in revenue from new customers and a $28.5 million increase in revenue from existing customers. The $28.5 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the six months ended June 30, 2019 compared to the same period in 2018 was comprised of $32.5 million generated from sales in North America and $6.7 million generated from sales from the rest of the world.
The $2.4 million decrease in maintenance and support revenue in the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to the continued transition of our Nexpose customers to our subscription-based InsightVM product. The $3.6 million decrease in professional services revenue in the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to a reduction in professional services bookings resulting from the continued shift to sell more strategic services which drove the performance of less services.
Cost of Revenue

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue:
Products	$27,041	$18,086	$8,955	49.5%
Maintenance and support	3,965	3,856	109	2.8%
Professional services	11,148	12,045	(897)	(7.4)%
Total cost of revenue	$42,154	$33,987	$8,167	24.0%
Gross margin %:
Products	77.4%	75.7%
Maintenance and support	79.1	82.0
Professional services	18.7	30.3
Total gross margin %	72.3%	69.9%
Total cost of revenue increased by $8.2 million in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a $5.1 million increase in cloud computing costs related to growing cloud-based subscription revenue and a $1.5 million increase in personnel costs, inclusive of a $0.4 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. Our increase in total cost of revenue also included a $1.3 million increase in allocated overhead driven largely by an increase in facilities costs, a $1.2 million increase in amortization expense for acquired intangible assets and a $0.2 million increase in amortization expense for capitalized internally-developed software. These increases were partially offset by a $0.7 million decrease in third-party professional service consulting costs and a $0.4 million decrease in other expenses.
Total gross margin percentage increased for the six months ended June 30, 2019 compared to the same period in 2018. The increase in products gross margin for the six months ended June 30, 2019 was primarily due to the continued increase in our subscription-based and managed services gross margins as we continue to grow and scale these offerings. The decrease in maintenance and support gross margin for the six months ended June 30, 2019 was primarily due to a reduction of maintenance and support revenue of $2.4 million as a result of the continued transition of our Nexpose customers to our subscription-based InsightVM product. The decrease in professional services gross margin for the six months ended June 30, 2019 was primarily due to a reduction of $3.6 million in professional services revenue.
Operating Expenses
Research and Development Expense

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$37,491	$32,804	$4,687	14.3%
% of revenue	24.6%	29.0%
Research and development expense increased by $4.7 million in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a $3.7 million increase in personnel costs, an increase of $1.4 million in allocated overhead driven largely by an increase in facilities costs, partially offset by a decrease of $0.4 million in other expenses. The $3.7 million increase in personnel costs was primarily due to a $3.7 million increase in salaries and related costs driven by growth in headcount, including employees acquired in the NetFort acquisition, and a $1.7 million increase in stock-based compensation expense, partially offset by a $1.7 million increase in personnel costs that were capitalized as internal-use software costs.
Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$73,310	$60,209	$13,101	21.8%
% of revenue	48.2%	53.3%
Sales and marketing expense increased by $13.1 million in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a $5.0 million increase in personnel costs due to an increase in headcount, inclusive of a $1.8 million increase in stock-based compensation expense. Our increase in sales and marketing expense also included a $2.4 million increase in commission expense, a $3.0 million increase in allocated overhead driven largely by an increase in facilities costs, a $2.4 million increase in marketing and advertising costs and a $0.3 million increase in other expenses.
General and Administrative Expense

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$21,113	$16,881	$4,232	25.1%
% of revenue	13.9%	15.0%
General and administrative expense increased by $4.2 million in the six months ended June 30, 2019 compared to the same period in 2018, primarily due to a $2.6 million increase in personnel costs due to an increase in headcount, inclusive of a $1.4 million increase in stock-based compensation expense, a $0.9 million increase in bad debt expense, a $0.4 million increase in professional fees primarily due to acquisition-related expenses, a $0.1 million increase in allocated overhead driven largely by an increase in facilities costs and a $0.2 million increase in other expenses.

Interest Income

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest income	$3,313	$707	$2,606	368.6%
% of revenue	2.2%	0.6%
Interest income increased by $2.6 million in the six months ended June 30, 2019 compared to the same period in 2018 primarily due to higher interest income as a result of the increase in cash invested as well as higher interest rates.
Interest Expense

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest expense	$(6,541)	$(2)	$(6,539)	NM
% of revenue	(4.3)%	—%
Interest expense increased by $6.5 million in the six months ended June 30, 2019 compared to the same period in 2018 primarily due to contractual interest expense and amortization of debt discount and issuance costs related to the issuance of the Notes.
Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense), net	$(235)	$(248)	$13	(5.2)%
% of revenue	(0.2)%	(0.2)%
Other income (expense), net remained consistent in the six months ended June 30, 2019 compared to the same period in 2018.
Provision for (Benefit From) Income Taxes

	Six Months Ended June 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(294)	$226	$(520)	(230.1)%
% of revenue	(0.2)%	0.2%
Provision for (benefit from) income taxes changed from an expense of $0.2 million in six months ended June 30, 2018 to a benefit of $0.3 million in the six months ended June 30, 2019 primarily due to a $0.8 million deferred tax benefit resulting from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of NetFort, which is not deductible for tax purposes. This benefit was partially offset by an increase of $0.3 million provision for income taxes due to our increased operations in foreign and U.S. state jurisdictions.
Liquidity and Capital Resources
As of June 30, 2019, we had $126.6 million in cash and cash equivalents, $137.8 million in short- and long-term investments that have maturities ranging from 3 months to 2 years and an accumulated deficit of $489.7 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents and investments and cash flow from operations. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
We believe that our existing cash and cash equivalents and our short and long-term investments together with cash generated from our operations will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of our sales and marketing activities, particularly internationally, the introduction of new and enhanced products and professional service offerings and the cost of any future acquisitions of technology or businesses. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital on terms satisfactory to us when we require it, our business, operating results and financial condition could be adversely affected.
The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$99,565	$51,762
Net cash used in operating activities	(11,083)	(1,818)
Net cash provided by investing activities	32,385	15,410
Net cash provided by financing activities	5,853	36,191
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(151)	(314)
Cash, cash equivalents and restricted cash at end of period	$126,569	$101,231
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment including leasehold improvements for our facilities.
Operating Activities
Operating activities used $11.1 million of cash and cash equivalents in the six months ended June 30, 2019, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash used in operating activities reflected our net loss of $25.1 million and an increase in our net operating assets and liabilities of $17.0 million, offset by $31.0 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $7.3 million decrease in accrued expenses primarily as a result of the payout of annual bonuses and year-end commissions, a $5.0 million decrease in deferred revenue, a $3.2 million increase in deferred contract acquisition and fulfillment costs, a $9.3 million increase in prepaid expenses and other assets, which each had a negative impact on operating cash flow. These factors were partially offset by a $4.5 million decrease in accounts receivable due to collections, a $1.1 million increase in other liabilities and a $2.2 million increase in accounts payable, which each had a positive impact on operating cash flow.
Operating activities used $1.8 million of cash and cash equivalents in the six months ended June 30, 2018, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash provided by operating activities reflected our net loss of $30.7 million, offset by a decrease in our net operating assets and liabilities of $9.4 million and non-cash charges of $19.5 million related primarily to depreciation and amortization, stock-based compensation expense, provision for doubtful accounts and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $24.6 million decrease in accounts receivable driven by cash collections and a $2.4 million increase in accounts payable, which each had a positive impact on operating cash flow. These factors were partially offset by a $7.8 million decrease in accrued expenses primarily as a result of the payout of annual bonuses and higher year-end commissions, a $1.0 million decrease in deferred revenue, a $4.5 million increase in deferred contract acquisition and fulfillment costs, a $3.6 million increase in prepaid expenses and other assets and a $0.7 million decrease in other liabilities, which each had a negative impact on operating cash flow.
Investing Activities
Investing activities provided $32.4 million of cash in the six months ended June 30, 2019, consisting of $140.3 million of investment sales and maturities, offset by $72.4 million for purchases of investments, $17.7 million in capital expenditures to purchase leasehold improvements and furniture and fixtures, primarily related to office space build-outs, and computer equipment, $14.6 million of cash paid for the acquisition of NetFort and $3.2 million for capitalization of internal-use software costs.
Investing activities provided $15.4 million of cash in the six months ended June 30, 2018, consisting of $33.1 million of investment sales and maturities offset by $10.6 million used for purchases of investments, $5.7 million in capital expenditures to purchase computer equipment and leasehold improvements and $1.4 million for the capitalization of internal-use software costs.

Financing Activities
Financing activities provided $5.9 million of cash in the six months ended June 30, 2019, which consisted primarily of $6.1 million in proceeds from the exercise of stock options and $2.6 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), partially offset by $2.8 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $36.2 million of cash in the six months ended June 30, 2018, which consisted primarily of $30.9 million in net proceeds from a secondary public offering in January 2018, $4.7 million in proceeds from the exercise of stock options and $1.6 million in proceeds from the issuance of common stock purchased by employees under the ESPP, partially offset by $1.0 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
In July 2019, we entered into a lease agreement with respect to 67,214 square feet at 100 Causeway Street, Boston, Massachusetts, to be located in the same complex as, and in order to expand, our corporate headquarters. The term of the lease is 102 months and is expected to commence in June 2021. Our future lease payments are approximately $35.0 million.
As of June 30, 2019, other than those noted above there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Japan, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at June 30, 2019 would not have been material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of June 30, 2019, we had cash and cash equivalents of $126.6 million consisting of bank deposits and money market funds and short- and long-term investments of $137.8 million consisting of U.S. Government agencies, commercial paper, corporate bonds, agency bonds and asset-backed securities. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
In August 2018, we issued $230.0 million aggregate principal amount of 1.25% convertible senior notes due in 2023. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of June 30, 2019, the fair value of our Notes was $351.0 million.
As of June 30, 2019, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
From the year ended December 31, 2014 to the year ended December 31, 2018, our revenue grew from $76.9 million under Financial Accounting Standard Board (FASB) Accounting Standards Codification (ASC), Revenue Recognition (ASC 605) to $244.1 million under Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606). Although we have experienced rapid growth historically and currently have high renewal rates, we may not continue to grow as rapidly in the future and our renewal rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:

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
We have posted a net loss in each year since inception, including net losses of $55.5 million, $45.5 million and $49.0 million in the years ended December 31, 2018, 2017 and 2016, respectively. As of June 30, 2019, we had an accumulated deficit of $489.7 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:

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

•
our continued international expansion and associated exposure to changes in foreign currency exchange rates, including any fluctuations caused by uncertainties relating to the United Kingdom's referendum in June 2016 in which voters approved an exit from the European Union, commonly referred to as "Brexit";

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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For each of the six months ended June 30, 2019 and 2018, operations located outside of North America generated 16% of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

•	increased management, infrastructure and legal costs associated with having international operations;

•	reliance on channel partners;

•	trade and foreign exchange restrictions;

•	economic or political instability or uncertainty in foreign markets and around the world, such as related to Brexit;

•	foreign currency exchange rate fluctuations;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	changes in regulatory requirements, including, but not limited to data privacy, data protection and data security regulations;

•	difficulties and costs of staffing and managing foreign operations;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;

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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the six months ended June 30, 2019 and 2018 we incurred 13% and 15%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for each of the six months ended June 30, 2019 and 2018, 7% our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $66.01 through July 31, 2019. Factors that may affect the market price of our common stock include:

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
As of June 30, 2019, we had $230.0 million aggregate principal amount of indebtedness under our 1.25% convertible senior notes due 2023 (the Notes). Our indebtedness may:

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

10.2
Lease dated July 19, 2019 between Office Tower Developer LLC and Rapid7, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-67496), filed with the Securities and Exchange Commission on July 25, 2019, 2019, and incorporated herein by reference).

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

RAPID7, INC.

Date: August 1, 2019	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)