Form 10-Q
period 2019-09-30
Rapid7, Inc.
filed 2019-11-05
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2019, there were 49,384,711 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$114,925	$99,565
Short-term investments	131,815	159,210
Accounts receivable, net of allowance for doubtful accounts of $1,897 and $1,624 at September 30, 2019 and December 31, 2018, respectively	62,422	74,935
Deferred contract acquisition and fulfillment costs, current portion	14,905	12,321
Prepaid expenses and other current assets	15,827	9,746
Total current assets	339,894	355,777
Long-term investments	10,997	44,892
Property and equipment, net	51,519	17,523
Operating lease right-of-use assets	61,217	—
Deferred contract acquisition and fulfillment costs, non-current portion	30,452	27,634
Goodwill	97,866	88,420
Intangible assets, net	29,183	23,955
Other assets	5,466	1,168
Total assets	$626,594	$559,369
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,549	$7,048
Accrued expenses	33,174	37,376
Operating lease liabilities, current portion	6,460	—
Deferred revenue, current portion	200,314	189,855
Other current liabilities	285	707
Total current liabilities	246,782	234,986
Convertible senior notes, net	182,471	174,688
Operating lease liabilities, non-current portion	73,266	—
Deferred revenue, non-current portion	36,620	58,716
Other long-term liabilities	1,280	3,660
Total liabilities	540,419	472,050
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; 0 shares issued at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at September 30, 2019 and December 31, 2018; 49,790,219 and 48,087,257 shares issued at September 30, 2019 and December 31, 2018, respectively; 49,303,411 and 47,600,449 shares outstanding at September 30, 2019 and December 31, 2018, respectively	493	476
Treasury stock, at cost, 486,808 shares at September 30, 2019 and December 31, 2018	(4,764)	(4,764)
Additional paid-in-capital	594,226	556,223
Accumulated other comprehensive income (loss)	304	(31)
Accumulated deficit	(504,084)	(464,585)
Total stockholders’ equity	86,175	87,319
Total liabilities and stockholders’ equity	$626,594	$559,369
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Products	$67,298	$43,829	$186,793	$118,151
Maintenance and support	9,178	10,614	28,107	31,977
Professional services	6,679	7,922	20,399	25,193
Total revenue	83,155	62,365	235,299	175,321
Cost of revenue:
Products	15,627	10,294	42,668	28,380
Maintenance and support	2,076	1,901	6,041	5,757
Professional services	5,927	5,615	17,075	17,660
Total cost of revenue	23,630	17,810	65,784	51,797
Total gross profit	59,525	44,555	169,515	123,524
Operating expenses:
Research and development	20,154	17,111	57,645	49,915
Sales and marketing	39,904	30,570	113,214	90,779
General and administrative	11,223	8,175	32,336	25,056
Total operating expenses	71,281	55,856	203,195	165,750
Loss from operations	(11,756)	(11,301)	(33,680)	(42,226)
Other income (expense), net:
Interest income	1,448	813	4,761	1,520
Interest expense	(3,399)	(1,679)	(9,940)	(1,681)
Other income (expense), net	(492)	181	(727)	(67)
Loss before income taxes	(14,199)	(11,986)	(39,586)	(42,454)
Provision for (benefit from) income taxes	207	(155)	(87)	71
Net loss	$(14,406)	$(11,831)	$(39,499)	$(42,525)
Net loss per share, basic and diluted	$(0.29)	$(0.25)	$(0.82)	$(0.92)
Weighted-average common shares outstanding, basic and diluted	49,020,449	46,914,077	48,437,686	46,139,978
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(14,406)	$(11,831)	$(39,499)	$(42,525)
Other comprehensive income (loss):
Change in fair value of investments	(47)	(120)	335	(105)
Total change in unrealized gain on investments	(47)	(120)	335	(105)
Comprehensive loss	$(14,453)	$(11,951)	$(39,164)	$(42,630)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2019	48,798	$488	487	$(4,764)	$581,127	$351	$(489,678)	$87,524
Stock-based compensation expense	—	—	—	—	10,426	—	—	10,426
Issuance of common stock under employee stock purchase plan	74	1	—	—	2,886	—	—	2,887
Vesting of restricted stock units	319	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(38)	—	—	—	(2,087)	—	—	(2,087)
Issuance of common stock upon exercise of stock options	150	1	—	—	1,877	—	—	1,878
Net unrealized loss on investments	—	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	—	—	(14,406)	(14,406)
Balance, September 30, 2019	49,303	$493	487	$(4,764)	$594,226	$304	$(504,084)	$86,175

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2018	46,739	$467	487	$(4,764)	$513,598	$(24)	$(439,734)	$69,543
Stock-based compensation expense	—	—	—	—	7,424	—	—	7,424
Equity component of convertible senior notes, net	—	—	—	—	52,198	—	—	52,198
Purchase of capped calls related to convertible senior notes	—	—	—	—	(26,910)	—	—	(26,910)
Issuance of common stock under employee stock purchase plan	96	1			2,004			2,005
Vesting of restricted stock units	306	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(22)	—	—	—	(707)	—	—	(707)
Issuance of common stock upon exercise of stock options	168	2	—	—	1,497	—	—	1,499
Net unrealized loss on investments	—	—	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	—	—	(11,831)	(11,831)
Balance, September 30, 2018	47,287	$473	487	$(4,764)	$549,101	$(144)	$(451,565)	$93,101

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	47,600	$476	487	$(4,764)	$556,223	$(31)	$(464,585)	$87,319
Stock-based compensation expense	—	—	—	—	29,490	—	—	29,490
Issuance of common stock under employee stock purchase plan	185	2	—	—	5,519	—	—	5,521
Vesting of restricted stock units	914	9	—	—	(9)	—	—	—
Shares withheld for employee taxes	(96)	(1)	—	—	(4,925)	—	—	(4,926)
Issuance of common stock upon exercise of stock options	700	7	—	—	7,928	—	—	7,935
Net unrealized gain on investments	—	—	—	—	—	335	—	335
Net loss	—	—	—	—	—	—	(39,499)	(39,499)
Balance, September 30, 2019	49,303	$493	487	$(4,764)	$594,226	$304	$(504,084)	$86,175

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	44,054	$441	487	$(4,764)	$463,428	$(39)	$(434,913)	$24,153
Stock-based compensation expense	—	—	—	—	20,999	—	—	20,999
Cumulative effect adjustment for the adoption of ASC 606	—	—	—	—	—	—	25,873	25,873
Equity component of convertible senior notes, net	—	—	—	—	52,198	—	—	52,198
Purchase of capped calls related to convertible senior notes	—	—	—	—	(26,910)	—	—	(26,910)
Issuance of common stock related to follow-on public offering	1,500	15	—	—	30,892	—	—	30,907
Issuance of common stock under employee stock purchase plan	220	2	—	—	3,635	—	—	3,637
Vesting of restricted stock units	731	7	—	—	(7)	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—
Shares withheld for employee taxes	(64)	(1)	—	—	(1,711)	—	—	(1,712)
Issuance of common stock upon exercise of stock options	849	9	—	—	6,577	—	—	6,586
Net unrealized loss on investments	—	—	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	—	—	(42,525)	(42,525)
Balance, September 30, 2018	47,287	$473	487	$(4,764)	$549,101	$(144)	$(451,565)	$93,101
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(39,499)	$(42,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,969	7,737
Amortization of debt discount and issuance costs	7,783	1,296
Stock-based compensation expense	29,490	20,999
Provision for doubtful accounts	1,782	480
Deferred income taxes	(761)	—
Foreign currency re-measurement loss	570	566
Other non-cash (income) expense	(1,635)	(345)
Changes in operating assets and liabilities:
Accounts receivable	10,860	19,287
Deferred contract acquisition and fulfillment costs	(5,403)	(6,385)
Prepaid expenses and other assets	(9,878)	(2,434)
Accounts payable	1,132	565
Accrued expenses	(4,822)	(2,174)
Deferred revenue	(12,124)	(2,313)
Other liabilities	1,292	(622)
Net cash used in operating activities	(9,244)	(5,868)
Cash flows from investing activities:
Business acquisition, net of cash acquired	(14,607)	—
Purchases of property and equipment	(27,053)	(8,404)
Capitalization of internal-use software costs	(4,686)	(2,505)
Purchases of investments	(114,208)	(178,945)
Sales/maturities of investments	177,287	39,576
Net cash provided by (used in) investing activities	16,733	(150,278)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	223,529
Purchase of capped calls related to convertible senior notes	—	(26,910)
Proceeds from follow-on public offering, net of offering costs	—	30,907
Taxes paid related to net share settlement of equity awards	(4,926)	(1,712)
Proceeds from employee stock purchase plan	5,521	3,637
Proceeds from stock option exercises	7,924	6,521
Net cash provided by financing activities	8,519	235,972
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(648)	(428)
Net increase in cash, cash equivalents and restricted cash	15,360	79,398
Cash, cash equivalents and restricted cash, beginning of period	99,565	51,762
Cash, cash equivalents and restricted cash, end of period	$114,925	$131,160
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$2,779	$—
Cash paid for income taxes, net of refunds	$404	$223
Non-cash investing activities:
Leasehold improvements acquired through tenant improvement allowance	$14,016	$—
Non-cash financing activities:
Convertible senior notes issuance costs incurred but not paid	$—	$462
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the significant accounting policies during the three and nine-month periods ended September 30, 2019 other than those noted below.
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
Accounting Pronouncements Not Yet Effective
In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard will be effective for us in the first quarter of 2020. Entities can choose to adopt the new guidance prospectively or retrospectively. We plan to adopt this standard using the prospective adoption approach, however we are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements for fair value measurements. The new standard will be effective for us in the first quarter of 2020. We do not expect this ASU to have a material impact on our consolidated financial statements.
Note 2. Revenue from Contracts with Customers
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightIDR, InsightVM, InsightAppSec and InsightConnect products, (2) managed services offerings, which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit, and AppSpider products, and associated content subscriptions for our Nexpose and Metasploit products. We also generate appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose, Metasploit and AppSpider. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services, penetration testing and security advisory services. Our deployment services educate and assist our customers on the best use and best practices to deploy our solutions.
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
The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Subscription revenue	$57,885	$35,860	$157,163	$95,990
Term and perpetual software licenses	9,160	7,461	28,151	19,717
Maintenance and support	9,178	10,614	28,107	31,977
Professional services	6,679	7,922	20,399	25,193
Other	253	508	1,479	2,444
Total revenue	$83,155	$62,365	$235,299	$175,321
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our products or services for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
United States	$67,434	$51,341	$191,480	$143,372
All other	15,721	11,024	43,819	31,949
Total revenue	$83,155	$62,365	$235,299	$175,321

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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended September 30, 2019 and 2018, we recognized revenue of $72.7 million and $53.1 million, respectively, and for the nine months ended September 30, 2019 and 2018, we recognized $158.7 million and $113.1 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets, or unbilled receivables, include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced. As of September 30, 2019 and December 31, 2018, contract assets of $0.5 million and $0.8 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet.
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
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Beginning balance	$39,955	$27,165
Capitalization of contract acquisition and fulfillment costs	16,084	13,391
Amortization of deferred contract acquisition and fulfillment costs	(10,682)	(7,006)
Ending balance	$45,357	$33,550

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2019. The estimated revenues do not include unexercised contract renewals.

	Remainder of 2019	2020	2021 and thereafter
	(in thousands)
Subscription revenue	$56,250	$101,394	$19,115
Term and perpetual software licenses	8,460	20,335	13,868
Maintenance and support	8,172	14,678	2,488

The amounts presented in the table above primarily consist of fixed fees, which are typically recognized ratably as the performance obligation is satisfied.

As of September 30, 2019, the estimated revenue expected to be recognized in the future related to professional services is $12.0 million. We will recognize this revenue as the professional services are completed, which is expected to occur within the next 12 months or less.
Note 3. Business Combination
On April 1, 2019, we acquired NetFort Technologies Limited (NetFort), a provider of end-to-end network traffic visibility and analytics across cloud, virtual and physical platforms for a purchase price of $16.1 million. The $16.1 million purchase price was funded with cash. In the nine months ended September 30, 2019, we recorded $0.5 million of acquisition related costs in general and administrative expense.
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
The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$94,929	$—	$—	$94,929
U.S. government agencies	41,414	—	—	41,414
Commercial paper	—	22,795	—	22,795
Corporate bonds	—	53,377	—	53,377
Agency bonds	—	16,731	—	16,731
Asset-backed securities	—	8,495	—	8,495
Total assets	$136,343	$101,398	$—	$237,741

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$55,646	$—	$—	$55,646
U.S. government agencies	74,481	—	—	74,481
Commercial paper	—	57,554	—	57,554
Corporate bonds	—	48,495	—	48,495
Agency bonds	—	19,087	—	19,087
Asset-backed securities	—	7,483	—	7,483
Total assets	$130,127	$132,619	$—	$262,746

As of September 30, 2019, the fair value of our 1.25% convertible senior notes due 2023, as further described in Note 7, Convertible Senior Notes and Capped Calls, was $298.1 million based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes. We had no other liabilities measured and recorded at fair value on a recurring basis as of September 30, 2019 or December 31, 2018.

Our investments, which are all classified as available-for-sale, consisted of the following:

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$41,296	$118	$—	$41,414
Commercial paper	22,794	1	—	22,795
Corporate bonds	53,254	123	—	53,377
Agency bonds	16,673	58	—	16,731
Asset-backed securities	8,491	5	(1)	8,495
Total assets	$142,508	$305	$(1)	$142,812

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$71,480	$20	$(17)	$71,483
Commercial paper	57,554	—	—	57,554
Corporate bonds	48,532	15	(52)	48,495
Agency bonds	19,077	16	(6)	19,087
Asset-backed securities	7,490	—	(7)	7,483
Total assets	$204,133	$51	$(82)	$204,102

As of September 30, 2019, our available-for-sale investments had maturities ranging from two to fifteen months. As of December 31, 2018, our available-for-sale investments had maturities ranging from three months to two years.
Our available-for-sale investments as of December 31, 2018 included $3.0 million of U.S. Government agencies investments, which are classified as cash and cash equivalents as the original maturity was less than three months.
For all of our investments for which the amortized cost basis was greater than the fair value at September 30, 2019 and December 31, 2018, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Note 5. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Computer equipment and software	$12,274	$18,724
Furniture and fixtures(1)	7,068	5,580
Leasehold improvements (1)	43,805	19,437
Total	63,147	43,741
Less accumulated depreciation	(11,628)	(26,218)
Property and equipment, net	$51,519	$17,523

(1) As of September 30, 2019, $29.4 million and $3.9 million of leasehold improvements and furniture and fixtures, respectively, related to our new Boston, Massachusetts corporate headquarters which was completed in July 2019. As of December 31, 2018, leasehold improvements included $3.8 million of construction-in progress related to our new corporate headquarters facility.

In the nine months ended September 30, 2019, we disposed of $9.1 million, $8.6 million and $3.3 million of computer equipment and software, leasehold improvements and furniture and fixtures, respectively, of fully depreciated assets which were no longer in use.
Depreciation expense was $2.5 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively, and $6.4 million and $4.6 million for the nine months ended September 30, 2019 and 2018, respectively.
Note 6. Goodwill and Intangible Assets
Goodwill was $97.9 million and $88.4 million as of September 30, 2019 and December 31, 2018, respectively. The following table displays the changes in goodwill:

Amount
(in thousands)
Balance at December 31, 2018	$88,420
NetFort acquisition	9,446
Balance at September 30, 2019	$97,866

The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of September 30, 2019			As of December 31, 2018
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.4	$35,855	$(14,422)	$21,433	$29,771	$(9,741)	$20,030
Customer relationships	6.7	1,000	(609)	391	1,000	(504)	496
Trade names	6.1	519	(519)	—	519	(516)	3
Non-compete agreements	2.0	40	(40)	—	40	(40)	—
Total acquired intangible assets		37,414	(15,590)	21,824	31,330	(10,801)	20,529
Internal-use software		8,472	(1,113)	7,359	3,786	(360)	3,426
Total intangible assets		$45,886	$(16,703)	$29,183	$35,116	$(11,161)	$23,955

Amortization expense was $2.1 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $5.5 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of September 30, 2019 was as follows (in thousands):

2019 (for the remaining three months)	$2,117
2020	8,431
2021	7,636
2022	4,671
2023	2,667
2024 and thereafter	304
Total	$25,826

The table above excludes the impact of $3.4 million of capitalized internal-use software costs for projects that have not been completed as of September 30, 2019, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
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
Each $1,000 principal amount of the Notes is initially convertible into 24.0460 shares of our common stock, the Conversion Option, which is equivalent to an initial conversion price of approximately $41.59 per share, subject to adjustment upon the occurrence of specified events. The holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2023, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (measurement period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the Notes on each such trading day; (3)  if we call any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events (as set forth in the Indenture). On or after February 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture. We may not redeem the Notes prior to August 6, 2021. On or after August 6, 2021, we may redeem for cash all or any portion of the Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding, the date on which we provide the redemption notice at a redemption price equal to 100% principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If we undergo a fundamental change (as set forth in the Indenture) at any time prior to the maturity date, holders of the Notes, will have the right, at their option, to require us to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, in each case as described in the Indenture, we will increase the conversion rate for a holder of the Notes who elects to convert its Notes in connection with such a corporate event or during the related redemption period in certain circumstances. During the nine months ended September 30, 2019, none of the conditions allowing holders of the Notes to convert their Notes had been met. The Notes are therefore not convertible as of September 30, 2019 and are classified as long-term debt.
The foregoing description is qualified in its entirety by reference to the text of the Indenture and the Form of the Notes, which were filed as Exhibits 4.1 and 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.
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

The net carrying amount of the liability component of the Notes was as follows:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Principal	$230,000	$230,000
Unamortized debt discount	(43,251)	(50,334)
Unamortized issuance costs	(4,278)	(4,978)
Net carrying amount	$182,471	$174,688
The net carrying amount of the equity component as September 30, 2019 and December 31, 2018 was as follows (in thousands):

Debt discount for conversion option	$53,820
Issuance costs	(1,626)
Net carrying amount	$52,194
Interest expense related to the Notes was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Three and Nine Months Ended September 30, 2018
	(in thousands)
Contractual interest expense	$719	$2,156	$383
Amortization of debt discount	2,437	7,082	1,180
Amortization of issuance costs	242	701	116
Total interest expense	$3,398	$9,939	$1,679

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

Note 8. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 10.3 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within the next 4 years. All of our leases are classified as operating leases.
In November 2017, we entered into a lease agreement with respect to 147,061 square feet of office space at 120 Causeway Street, Boston, Massachusetts for our new corporate headquarters. The term of the lease was 126 months. We took possession of the leased office space on May 1, 2019 at which time we recorded a ROU asset and corresponding lease liability of $58.6 million.

The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Operating lease cost	$3,288	$8,321
Short-term lease costs	323	998
Variable lease costs	894	2,407
Total lease costs	$4,505	$11,726

Supplemental balance sheet information related to the operating leases was as follows:

As of September 30, 2019
(in thousands, except lease term and discount rate)
Operating ROU assets	$61,217

Operating lease liabilities, current portion	$6,460
Operating lease liabilities, non-current portion	73,266
Total operating lease liabilities	$79,726

Weighted average remaining lease term (in years) - operating leases	9
Weighted average discount rate - operating leases	7.7%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,006	$8,421
ROU assets obtained in exchange for new lease obligations	$3,682	$64,454

Maturities of operating lease liabilities as of September 30, 2019 were as follows (in thousands):

2019 (for the remaining three months)	$2,063
2020	12,541
2021	12,273
2022	11,986
2023	11,942
2024 and thereafter	55,421
Total lease payments	$106,226
Less: imputed interest	(26,500)
Total	$79,726

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
In October 2019, we entered into a lease agreement with respect to 47,651 square feet located in Belfast, Northern Ireland. The term of the lease is 120 months and is expected to commence in March 2020. Our future lease payments are approximately $10.1 million. We plan to take possession of the leased office space in the first quarter of 2020, at which time we will record an operating ROU asset and corresponding lease liability.

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
Stock-based compensation expense for restricted stock, restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$679	$478	$1,970	$1,321
Research and development	3,996	2,984	11,224	8,400
Sales and marketing	3,047	2,066	8,453	5,684
General and administrative	2,704	1,896	7,843	5,594
Total stock-based compensation expense	$10,426	$7,424	$29,490	$20,999

We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

(b)	Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity during the nine months ended September 30, 2019 was as follows:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2018	21,677	$10.88	2,773,773	$21.21
Granted	—	—	1,640,949	42.79
Vested	(21,677)	10.88	(914,289)	23.42
Forfeited	—	—	(251,205)	25.99
Unvested balance as of September 30, 2019	—	$—	3,249,228	$31.12

As of September 30, 2019, the unrecognized compensation expense related to our unvested restricted stock units expected to vest was $93.2 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.6 years.

(c)	Stock Options
Stock option activity during the nine months ended September 30, 2019 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	3,713,179	$10.32
Granted	—	—
Exercised	(699,817)	11.34		$27,406
Forfeited/cancelled	(35,664)	12.93
Outstanding as of September 30, 2019	2,977,698	$10.04	5.3	$105,248
Vested and exercisable as of September 30, 2019	2,408,560	$8.96	4.9	$87,735

As of September 30, 2019, the unrecognized compensation expense related to our unvested stock options expected to vest was $3.6 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 1.3 years.
The total fair value of stock options vested in the nine months ended September 30, 2019 was $3.8 million.

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
On September 13, 2019, we issued 74,221 shares of common stock to employees for aggregate proceeds of $2.9 million. The purchase price of the shares were $30.46 and $42.22 per share, which were discounted in accordance with the terms of the ESPP from the closing prices of our common stock on September 17, 2018 of $35.84 and on September 13, 2019 of $49.67, respectively.

Note 10. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net loss	$(14,406)	$(11,831)	$(39,499)	$(42,525)
Denominator:
Weighted-average common shares outstanding, basic and diluted	49,020,449	46,914,077	48,437,686	46,139,978
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.25)	$(0.82)	$(0.92)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2019	2018
Options to purchase common stock	2,977,698	3,855,359
Unvested restricted stock	—	68,409
Unvested restricted stock units	3,249,228	2,991,175
Shares to be issued under ESPP	10,822	16,651
Total	6,237,748	6,931,594

Additionally, the 5.5 million shares underlying the conversion option of the Notes are not considered in the calculation of diluted net loss per share as the effect would be anti-dilutive. The Notes are not convertible as of September 30, 2019. We expect to settle the principal amount of the Notes in cash and therefore use the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share when the average market price of our common stock for a given period of time exceeds the initial conversion price of $41.59 per share for the Notes.
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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
North America	$69,883	$53,232	$198,223	$149,177
Other	13,272	9,133	37,076	26,144
Total	$83,155	$62,365	$235,299	$175,321

Of the total net revenues generated in North America, 96% of the revenues were generated in the United States for each of the three months ended September 30, 2019 and 2018, and 97% and 96% of the revenues were generated in the United States for the nine months ended September 30, 2019 and 2018, respectively.
Property and equipment, net by geographic area was as follows:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
United States	$47,985	$16,311
Other	3,534	1,212
Total	$51,519	$17,523

Note 13. Related Party Transactions

In October 2015, McAfee, LLC announced the end-of-sale for the McAfee Vulnerability Manager to customers and partners, effective January 11, 2016, with end-of-life to follow, and announced that we were named their exclusive vulnerability management partner. Under the terms of the commercial agreement, we incur partner referral fees as customers transition from McAfee Vulnerability Manager to Nexpose. On February 6, 2017, Michael Berry, a member of our board of directors, became the chief financial officer of Intel Security (McAfee). During the three and nine months ended September 30, 2019, we made payments of $0.2 million and $0.5 million, respectively, to McAfee LLC for partner referral fees. As of September 30, 2019, we had $0.5 million of partner referral fees payable to McAfee, LLC recorded as accrued expenses on our consolidated balance sheet.

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
Overview
Rapid7 is a leading provider of cyber security analytics and automation and a driving force behind the growing practice of Security Operations (SecOps). SecOps is the practice of aligning cyber security, information technology (IT), and development operations (DevOps) teams so that security becomes an integral part of these teams’ daily operations empowering organizations to innovate faster and more securely. As of September 30, 2019, 8,625 organizations around the world trust Rapid7 to provide visibility, analytics and automation to help reduce risk, simplify cyber security complexity and deliver better security outcomes.

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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries, such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of September 30, 2019, we had 8,625 customers in 143 countries. Our revenue was not concentrated with any individual customer or group of customers, and no customer represented more than 2% of our revenue for the three and nine months ended September 30, 2019 or 2018.
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

We also offer various professional services across all of our offerings, including deployment and training services related to our software and cloud-based products, incident response services, penetration testing and security advisory services. Customers can purchase our professional services together with our product offerings or on a stand-alone basis pursuant to fixed fee or time-and-materials agreements.
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, in a trailing 12-month period by the dollar value of the corresponding customer agreements. Our renewal rate was 111% and 118% for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2018, our renewal rate was adjusted from 120%, as previously disclosed, to 118% based on a reclassification of certain upsells and cross-sells. Our goal is to maintain what we believe are strong renewal rates. However, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions, overall changes in our customers’ spending levels or our sales mix between new and upsell or cross-sell.
For the three months ended September 30, 2019 and 2018, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 88% and 82%, respectively, of total revenue. For the nine months ended September 30, 2019 and 2018, recurring revenue was 87% and 79%, respectively, of total revenue.
Other Business Metrics
We regularly monitor a number of financial and operating metrics in order to measure our current performance and estimate our future performance. Our other business metrics may be calculated in a manner different than similar other business metrics used by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Total revenue	$83,155	$62,365	$235,299	$175,321
Year-over-year revenue growth (1)	33.3%	23.4%	34.2%	22.4%
Non-GAAP income (loss) from operations	$542	$(2,822)	$1,619	$(17,686)
Operating cash flow	$1,839	$(4,050)	$(9,244)	$(5,868)
(1) For 2018, we recognized revenue under ASC 606. For 2017, we recognized revenue under ASC 605 and therefore, the periods are not directly comparable.

	As of September 30,
	2019	2018
	(dollars in thousands)
Number of customers	8,625	7,399
Year-over-year customer growth	17%	10%
Annualized recurring revenue (ARR)	$310,184	$217,415
Year-over-year ARR growth	42.7%	46.2%
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
We define non-GAAP gross profit, non-GAAP income (loss) from operations, non-GAAP net income (loss) and non-GAAP net income (loss) per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt discount and issuance costs, and certain other items such as acquisition-related expenses, follow-on public offering costs and litigation-related expenses. Non-GAAP net income (loss) per basic and dilutive share is calculated as Non-GAAP net income (loss) divided by the weighted average shares used to compute net income (loss) per share, with the number of weighted average shares decreased to reflect the anti-dilutive impact of the capped call transactions (Capped Calls) entered into in connection with the 1.25% convertible senior note issued in August 2018 (Notes).
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
GAAP total gross profit	$59,525	$44,555	$169,515	$123,524
Stock-based compensation expense	679	478	1,970	1,321
Amortization of acquired intangible assets	1,661	901	4,681	2,702
Non-GAAP total gross profit	$61,865	$45,934	$176,166	$127,547

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
GAAP gross profit – products	$51,671	$33,535	$144,125	$89,771
Stock-based compensation expense	216	142	580	424
Amortization of acquired intangible assets	1,661	901	4,681	2,702
Non-GAAP gross profit – products	$53,548	$34,578	$149,386	$92,897

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
GAAP gross profit – maintenance and support	$7,102	$8,713	$22,066	$26,220
Stock-based compensation expense	170	73	456	161
Non-GAAP gross profit – maintenance and support	$7,272	$8,786	$22,522	$26,381

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
GAAP gross profit – professional services	$752	$2,307	$3,324	$7,533
Stock-based compensation expense	293	263	934	736
Non-GAAP gross profit – professional services	$1,045	$2,570	$4,258	$8,269

The following table reconciles GAAP loss from operations to non-GAAP income (loss) from operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
GAAP loss from operations	$(11,756)	$(11,301)	$(33,680)	$(42,226)
Stock-based compensation expense	10,426	7,424	29,490	20,999
Amortization of acquired intangible assets	1,694	940	4,789	2,821
Acquisition-related expenses	—	115	514	115
Follow-on public offering costs	—	—	—	205
Litigation-related expenses	178	—	506	400
Non-GAAP income (loss) from operations	$542	$(2,822)	$1,619	$(17,686)
The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
GAAP net loss	$(14,406)	$(11,831)	$(39,499)	$(42,525)
Stock-based compensation expense	10,426	7,424	29,490	20,999
Amortization of acquired intangible assets	1,694	940	4,789	2,821
Acquisition-related expenses	—	115	514	115
Follow-on public offering costs	—	—	—	205
Litigation-related expenses	178	—	506	400
Release of valuation allowance, acquisition-related	—	—	(761)	—
Amortization of debt discount and issuance costs	2,679	1,296	7,783	1,296
Non-GAAP net income (loss)	$571	$(2,056)	$2,822	$(16,689)

Reconciliation of net income (loss) per share, basic:
GAAP net loss per share, basic	$(0.29)	$(0.25)	$(0.82)	$(0.92)
Non-GAAP adjustments to net loss	0.30	0.21	0.88	0.56
Non-GAAP net income (loss) per share, basic	$0.01	$(0.04)	$0.06	$(0.36)

Reconciliation of net income (loss) per share, diluted:
GAAP net loss per share, diluted	$(0.29)	$(0.25)	$(0.82)	$(0.92)
Non-GAAP adjustments to net loss	0.30	0.21	0.87	0.56
Non-GAAP net income (loss) per share, diluted	$0.01	$(0.04)	$0.05	$(0.36)

Weighted average shares used in GAAP per share calculation, basic and diluted	49,020,449	46,914,077	48,437,686	46,139,978

Weighted average shares used in non-GAAP per share calculation:
Basic	49,020,449	46,914,077	48,437,686	46,139,978
Diluted	52,404,657	46,914,077	51,879,345	46,139,978

The following table reconciles GAAP net loss to adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
GAAP net loss	$(14,406)	$(11,831)	$(39,499)	$(42,525)
Interest income	(1,448)	(813)	(4,761)	(1,520)
Interest expense	3,399	1,679	9,940	1,681
Other (income) expense, net	492	(181)	727	67
Provision for (benefit from) income taxes	207	(155)	(87)	71
Depreciation expense	2,520	1,591	6,426	4,616
Amortization of intangible assets	2,078	1,069	5,543	3,121
Stock-based compensation expense	10,426	7,424	29,490	20,999
Acquisition-related expenses	—	115	514	115
Follow-on public offering costs	—	—	—	205
Litigation-related expenses	178	—	506	400
Adjusted EBITDA	$3,446	$(1,102)	$8,799	$(12,770)
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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$67,298	$43,829	$186,793	$118,151
Maintenance and support	9,178	10,614	28,107	31,977
Professional services	6,679	7,922	20,399	25,193
Total revenue	83,155	62,365	235,299	175,321
Cost of revenue:(1)
Products	15,627	10,294	42,668	28,380
Maintenance and support	2,076	1,901	6,041	5,757
Professional services	5,927	5,615	17,075	17,660
Total cost of revenue	23,630	17,810	65,784	51,797
Operating expenses:(1)
Research and development	20,154	17,111	57,645	49,915
Sales and marketing	39,904	30,570	113,214	90,779
General and administrative	11,223	8,175	32,336	25,056
Total operating expenses	71,281	55,856	203,195	165,750
Loss from operations	(11,756)	(11,301)	(33,680)	(42,226)
Interest income	1,448	813	4,761	1,520
Interest expense	(3,399)	(1,679)	(9,940)	(1,681)
Other income (expense), net	(492)	181	(727)	(67)
Loss before income taxes	(14,199)	(11,986)	(39,586)	(42,454)
Provision for (benefit from) income taxes	207	(155)	(87)	71
Net loss	$(14,406)	$(11,831)	$(39,499)	$(42,525)

(1)	Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$679	$478	$1,970	$1,321
Research and development	3,996	2,984	11,224	8,400
Sales and marketing	3,047	2,066	8,453	5,684
General and administrative	2,704	1,896	7,843	5,594
Total stock-based compensation expense	$10,426	$7,424	$29,490	$20,999

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$2,498	$1,331	$6,658	$3,874
Research and development	581	320	1,476	944
Sales and marketing	1,123	678	2,845	1,981
General and administrative	396	331	990	938
Total depreciation and amortization expense	$4,598	$2,660	$11,969	$7,737

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated Statement of Operations Data:
Revenue:
Products	80.9%	70.3%	79.4%	67.4%
Maintenance and support	11.1	17.0	11.9	18.2
Professional services	8.0	12.7	8.7	14.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	18.8	16.6	18.1	16.2
Maintenance and support	2.5	3.0	2.6	3.3
Professional services	7.1	9.0	7.3	10.0
Total cost of revenue	28.4	28.6	28.0	29.5
Operating expenses:
Research and development	24.2	27.4	24.5	28.5
Sales and marketing	48.0	49.0	48.1	51.8
General and administrative	13.5	13.1	13.7	14.3
Total operating expenses	85.7	89.5	86.3	94.6
Loss from operations	(14.1)	(18.1)	(14.3)	(24.1)
Interest income	1.7	1.3	2.0	0.9
Interest expense	(4.1)	(2.7)	(4.2)	(1.0)
Other income (expense), net	(0.6)	0.3	(0.3)	—
Loss before income taxes	(17.1)	(19.2)	(16.8)	(24.2)
Provision for (benefit from) income taxes	0.2	(0.2)	—	—
Net loss	(17.3)%	(19.0)%	(16.8)%	(24.2)%
Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue:
Products	$67,298	$43,829	$23,469	53.5%
Maintenance and support	9,178	10,614	(1,436)	(13.5)
Professional services	6,679	7,922	(1,243)	(15.7)
Total revenue	$83,155	$62,365	$20,790	33.3%
Total revenue increased by $20.8 million in the three months ended September 30, 2019 compared to the same period in 2018. The $20.8 million increase in revenue consisted of a $5.0 million increase in revenue from new customers and a $15.8 million increase in revenue from existing customers. The $15.8 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the three months ended September 30, 2019 compared to the same period in 2018 was comprised of $16.7 million generated from sales in North America and $4.1 million generated from sales from the rest of the world.
The $1.4 million decrease in maintenance and support revenue in the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to the continued transition of our Nexpose customers to our subscription-based InsightVM product. The $1.2 million decrease in professional services revenue in the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to a reduction in professional services bookings resulting from the continued shift to sell more strategic services.

Cost of Revenue

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue:
Products	$15,627	$10,294	$5,333	51.8%
Maintenance and support	2,076	1,901	175	9.2
Professional services	5,927	5,615	312	5.6
Total cost of revenue	$23,630	$17,810	$5,820	32.7%
Gross margin %:
Products	76.8%	76.5%
Maintenance and support	77.4	82.1
Professional services	11.3	29.1
Total gross margin %	71.6%	71.4%
Total cost of revenue increased by $5.8 million in the three months ended September 30, 2019 compared to the same period in 2018, primarily due to a $2.7 million increase in cloud computing costs related to growing cloud-based subscription revenue and a $0.9 million increase in personnel costs, inclusive of a $0.2 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. Our increase in total cost of revenue also included a $1.0 million increase in allocated overhead driven largely by an increase in facilities costs, a $0.8 million increase in amortization expense for acquired intangible assets, a $0.4 million increase in third-party professional service consulting costs and a $0.3 million increase in amortization expense for capitalized internally-developed software. These increases were partially offset by a $0.3 million decrease in other expenses.
Total gross margin percentage increased for the three months ended September 30, 2019 compared to the same period in 2018. The increase in products gross margin for the three months ended September 30, 2019 was primarily due to the continued increase in our subscription-based and managed services product gross margins as we continue to grow and scale these offerings. The decrease in maintenance and support gross margin for the three months ended September 30, 2019 was primarily due to a reduction of maintenance and support revenue of $1.4 million as a result of the continued transition of our Nexpose customers to our subscription-based InsightVM product. The decrease in professional services gross margin for the three months ended September 30, 2019 was primarily due to a reduction of $1.2 million in professional services revenue.
Operating Expenses
Research and Development Expense

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$20,154	$17,111	$3,043	17.8%
% of revenue	24.2%	27.4%
Research and development expense increased by $3.0 million in the three months ended September 30, 2019 compared to the same period in 2018, primarily due to a $1.8 million increase in personnel costs and an increase of $1.5 million in allocated overhead driven largely by an increase in facilities costs, partially offset by a decrease of $0.3 million in other expenses. The $1.8 million increase in personnel costs was primarily due to a $1.2 million increase in salaries and related costs driven by growth in headcount, including employees acquired in the acquisitions of tCell.io, Inc. (tCell) and NetFort, and a $1.0 million increase in stock-based compensation expense, partially offset by a $0.4 million increase in personnel costs that were capitalized as internal-use software costs.
Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$39,904	$30,570	$9,334	30.5%
% of revenue	48.0%	49.0%

Sales and marketing expense increased by $9.3 million in the three months ended September 30, 2019 compared to the same period in 2018, primarily due to a $3.3 million increase in personnel costs due to an increase in headcount, inclusive of a $1.0 million increase in stock-based compensation expense, and a $3.0 million increase in allocated overhead driven largely by an increase in facilities costs. Our increase in sales and marketing expense also included a $1.4 million increase in commission expense, a $0.7 million increase in marketing and advertising costs, a $0.3 million increase in travel expenses, a $0.2 million increase in professional consulting fees and a $0.4 million increase in other expenses.
General and Administrative Expense

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$11,223	$8,175	$3,048	37.3%
% of revenue	13.5%	13.1%
General and administrative expense increased by $3.0 million in the three months ended September 30, 2019 compared to the same period in 2018, primarily due to a $1.6 million increase in personnel costs due to an increase in headcount, inclusive of a $0.8 million increase in stock-based compensation expense, a $0.4 million increase in bad debt expense, a $0.3 million increase in allocated overhead driven largely by an increase in facilities costs and a $0.7 million increase in professional fees.
Interest Income

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest income	$1,448	$813	$635	78.1%
% of revenue	1.7%	1.3%
Interest income increased by $0.6 million in the three months ended September 30, 2019 compared to the same period in 2018 primarily due to higher interest income as a result of an increase in cash and cash equivalents and investments due to the issuances of Notes in August 2018.
Interest Expense

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest expense	$(3,399)	$(1,679)	$(1,720)	NM
% of revenue	(4.1)%	(2.7)%
Interest expense increased by $1.7 million in the three months ended September 30, 2019 compared to the same period in 2018 primarily due to contractual interest expense and amortization of debt discount and issuance costs related to the August 2018 issuance of the Notes.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense), net	$(492)	$181	$(673)	(371.8)%
% of revenue	(0.6)%	0.3%
Other income (expense), net decreased by $0.7 million in the three months ended September 30, 2019 compared to the same period in 2018 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.

Provision for (Benefit From) Income Taxes

	Three Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$207	$(155)	$362	(233.5)%
% of revenue	0.2%	(0.2)%
Provision for (benefit from) income taxes changed from a benefit of $0.2 million in the three months ended September 30, 2018 to an expense of $0.2 million in the three months ended September 30, 2019. This change was primarily due to an increase of $0.2 million in income tax expense due to an increase in our foreign operations and a $0.2 million release of a tax reserve in the prior year.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue:
Products	$186,793	$118,151	$68,642	58.1%
Maintenance and support	28,107	31,977	(3,870)	(12.1)%
Professional services	20,399	25,193	(4,794)	(19.0)%
Total revenue	$235,299	$175,321	$59,978	34.2%
Total revenue increased by $60.0 million in the nine months ended September 30, 2019 compared to the same period in 2018. The $60.0 million increase in revenue consisted of a $15.7 million increase in revenue from new customers and a $44.3 million increase in revenue from existing customers. The $44.3 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the nine months ended September 30, 2019 compared to the same period in 2018 was comprised of $49.1 million generated from sales in North America and $10.9 million generated from sales from the rest of the world.
The $3.9 million decrease in maintenance and support revenue in the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the continued transition of our Nexpose customers to our subscription-based InsightVM product. The $4.8 million decrease in professional services revenue in the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to a reduction in professional services bookings resulting from the continued shift to sell more strategic services which drove the performance of less services.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue:
Products	$42,668	$28,380	$14,288	50.3%
Maintenance and support	6,041	5,757	284	4.9%
Professional services	17,075	17,660	(585)	(3.3)%
Total cost of revenue	$65,784	$51,797	$13,987	27.0%
Gross margin %:
Products	77.2%	76.0%
Maintenance and support	78.5	82.0
Professional services	16.3	29.9
Total gross margin %	72.0%	70.5%

Total cost of revenue increased by $14.0 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a $7.8 million increase in cloud computing costs related to growing cloud-based subscription revenue and a $2.4 million increase in personnel costs, inclusive of a $0.6 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. Our increase in total cost of revenue also included a $2.3 million increase in allocated overhead driven largely by an increase in facilities costs, a $2.0 million increase in amortization expense for acquired intangible assets and a $0.5 million increase in amortization expense for capitalized internally-developed software. These increases were partially offset by a $0.3 million decrease in third-party professional service consulting costs and a $0.7 million decrease in other expenses.
Total gross margin percentage increased for the nine months ended September 30, 2019 compared to the same period in 2018. The increase in products gross margin for the nine months ended September 30, 2019 was primarily due to the continued increase in our subscription-based and managed services gross margins as we continue to grow and scale these offerings. The decrease in maintenance and support gross margin for the nine months ended September 30, 2019 was primarily due to a reduction of maintenance and support revenue of $3.9 million as a result of the continued transition of our Nexpose customers to our subscription-based InsightVM product. The decrease in professional services gross margin for the nine months ended September 30, 2019 was primarily due to a reduction of $4.8 million in professional services revenue.
Operating Expenses
Research and Development Expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$57,645	$49,915	$7,730	15.5%
% of revenue	24.5%	28.5%
Research and development expense increased by $7.7 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a $5.5 million increase in personnel costs and an increase of $2.9 million in allocated overhead driven largely by an increase in facilities costs, partially offset by a decrease of $0.7 million in other expenses. The $5.5 million increase in personnel costs was primarily due to a $4.9 million increase in salaries and related costs driven by growth in headcount, including employees acquired in the acquisitions of tCell and NetFort, and a $2.8 million increase in stock-based compensation expense, partially offset by a $2.2 million increase in personnel costs that were capitalized as internal-use software costs.
Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$113,214	$90,779	$22,435	24.7%
% of revenue	48.1%	51.8%
Sales and marketing expense increased by $22.4 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a $8.3 million increase in personnel costs due to an increase in headcount, inclusive of a $2.8 million increase in stock-based compensation expense, and a $6.0 million increase in allocated overhead driven largely by an increase in facilities costs. Our increase in sales and marketing expense also included a $3.8 million increase in commission expense, a $2.9 million increase in marketing and advertising costs, a $0.3 million increase in travel expenses, a $0.2 million increase in professional consulting fees and a $0.9 million increase in other expenses.
General and Administrative Expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$32,336	$25,056	$7,280	29.1%
% of revenue	13.7%	14.3%

General and administrative expense increased by $7.3 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to a $3.9 million increase in personnel costs due to an increase in headcount, inclusive of a $2.2 million increase in stock-based compensation expense, a $1.3 million increase in bad debt expense, a $1.0 million increase in professional fees primarily due to acquisition and litigation-related expenses and other professional consulting fees, a $0.5 million increase in allocated overhead driven largely by an increase in facilities costs and a $0.6 million increase in other expenses.
Interest Income

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest income	$4,761	$1,520	$3,241	213.2%
% of revenue	2.0%	0.9%
Interest income increased by $3.2 million in the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to higher interest income as a result of an increase in cash and cash equivalents and investments due to the issuance of Notes in August 2018.
Interest Expense

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest expense	$(9,940)	$(1,681)	$(8,259)	NM
% of revenue	(4.2)%	(1.0)%
Interest expense increased by $8.3 million in the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to contractual interest expense and amortization of debt discount and issuance costs related to the issuance of the Notes.
Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense), net	$(727)	$(67)	$(660)	985.1%
% of revenue	(0.3)%	—%
Other income (expense), net increased by $0.7 million in the nine months ended September 30, 2019 compared to the same period in 2018, due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.
Provision for (Benefit From) Income Taxes

	Nine Months Ended September 30,		Change
	2019	2018	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(87)	$71	$(158)	(222.5)%
% of revenue	—%	—%
Provision for (benefit from) income taxes changed from an expense of $0.1 million in nine months ended September 30, 2018 to a benefit of $0.1 million in the nine months ended September 30, 2019. This change was primarily due to a $0.8 million deferred tax benefit in the nine months ended September 30, 2019, partially offset by an increase of $0.4 million in income tax expense due to an increase in our foreign operations and a $0.2 million release of a tax reserve in the prior year. The $0.8 million deferred tax benefit resulted from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of NetFort, which is not deductible for tax purposes.

Liquidity and Capital Resources
As of September 30, 2019, we had $114.9 million in cash and cash equivalents, $142.8 million in short- and long-term investments that have maturities ranging from 3 to 15 months and an accumulated deficit of $504.1 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents and investments and cash flow from operations. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
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
The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$99,565	$51,762
Net cash used in operating activities	(9,244)	(5,868)
Net cash (used in) provided by investing activities	16,733	(150,278)
Net cash provided by financing activities	8,519	235,972
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(648)	(428)
Cash, cash equivalents and restricted cash at end of period	$114,925	$131,160
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment including leasehold improvements for our facilities.
Operating Activities
Operating activities used $9.2 million of cash and cash equivalents in the nine months ended September 30, 2019, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash used in operating activities reflected our net loss of $39.5 million and an increase in our net operating assets and liabilities of $18.9 million, offset by $49.2 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $5.3 million decrease in accrued expenses, a $12.1 million decrease in deferred revenue, a $5.4 million increase in deferred contract acquisition and fulfillment costs, and a $9.9 million increase in prepaid expenses and other assets, which each had a negative impact on operating cash flow. These factors were partially offset by a $10.9 million decrease in accounts receivable due to collections, a $1.3 million increase in other liabilities and a $1.1 million increase in accounts payable, which each had a positive impact on operating cash flow.
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

Investing Activities
Investing activities provided $16.7 million of cash in the nine months ended September 30, 2019, consisting of $177.3 million of investment sales and maturities, offset by $114.2 million for purchases of investments, $27.1 million in capital expenditures to purchase leasehold improvements and furniture and fixtures, primarily related to office space build-outs including our new corporate headquarters and computer equipment, $14.6 million of cash paid for the acquisition of NetFort and $4.7 million for capitalization of internal-use software costs.
Investing activities used $150.3 million of cash in the nine months ended September 30, 2018, consisting of $178.9 million for purchases of investments, offset by $39.5 million of investment sales and maturities, $8.4 million in capital expenditures to purchase computer equipment and leasehold improvements and $2.5 million for the capitalization of internal-use software costs.
Financing Activities
Financing activities provided $8.5 million of cash in the nine months ended September 30, 2019, which consisted primarily of $7.9 million in proceeds from the exercise of stock options and $5.5 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), partially offset by $4.9 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $236.0 million of cash in the nine months ended September 30, 2018, which consisted primarily of $223.5 million in net proceeds from the issuance of the Notes, $30.9 million in net proceeds from a follow-on public offering in January 2018, $6.5 million in proceeds from the exercise of stock options and $3.6 million in proceeds from the issuance of common stock purchased by employees under the ESPP, partially offset by $26.9 million for the purchase of Capped Calls related to the Notes and $1.7 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
In October 2019, we entered into a lease agreement with respect to 47,651 square feet located in Belfast, Northern Ireland. The term of the lease is 120 months and is expected to commence in March 2020. Our future lease payments are approximately $10.1 million.
In July 2019, we entered into a lease agreement with respect to 67,214 square feet at 100 Causeway Street, Boston, Massachusetts, to be located in the same complex as, and in order to expand, our corporate headquarters. The term of the lease is 102 months and is expected to commence in June 2021. Our future lease payments are approximately $35.0 million.
As of September 30, 2019, other than those noted above there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Japan, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at September 30, 2019 would not have been material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of September 30, 2019, we had cash and cash equivalents of $114.9 million consisting of bank deposits and money market funds and short- and long-term investments of $142.8 million consisting of U.S. Government agencies, commercial paper, corporate bonds, agency bonds and asset-backed securities. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
In August 2018, we issued $230.0 million aggregate principal amount of 1.25% convertible senior notes due in 2023. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of September 30, 2019, the fair value of our Notes was $298.1 million.
As of September 30, 2019, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
We have posted a net loss in each year since inception, including net losses of $55.5 million, $45.5 million and $49.0 million in the years ended December 31, 2018, 2017 and 2016, respectively. As of September 30, 2019, we had an accumulated deficit of $504.1 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:

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
We believe our future success will depend in large part on the growth, if any, in the market for Security Operations (SecOps). This market is nascent, and as such, it is difficult to predict important market trends, including the potential growth, if any. To date, the majority of enterprise spend on cyber security has been on threat protection products, such as network, endpoint and web security that are designed to stop threats from penetrating corporate networks. Organizations that use these security products may believe that their existing security solutions sufficiently protect access to their sensitive business data. Therefore, they may continue allocating their cyber security budgets to these products and may not adopt our products and professional services in addition to, or in lieu of, such traditional products. Further, sophisticated cyber attackers are skilled at adapting to new technologies and developing new methods of gaining access to organizations’ sensitive business data, and changes in the nature of advanced cyber threats could result in a shift in IT budgets away from products and professional services such as ours. In addition, while recent high visibility attacks on prominent enterprises and governments have increased market awareness of the problem of cyber attacks, if cyber attacks were to decline, or enterprises or governments perceived that the general level of cyber attacks have declined, our ability to attract new customers and expand our sale to existing customers could be materially and adversely affected. If products and professional services such as ours are not viewed by organizations as necessary, or if customers do not recognize the benefit of our offerings as a critical layer of an effective cyber security strategy, our revenue may not grow as quickly as expected, or may decline, and the trading price of our stock could suffer. It is therefore difficult to predict how large the market will be for our solutions.
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
The market for SecOps solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our primary competitors in Vulnerability Management include Qualys and Tenable; in Incident Detection and Response (SIEM) include Splunk, Micro Focus and LogRhythm; in Application Security include Micro Focus and IBM; in Security Orchestration and Automation Response include Phantom (Splunk) and Demisto (Palo Alto Networks); and finally, while the competition in our professional services business is diverse, our competitors include FireEye's Mandiant, SecureWorks and NCC Group.
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
Our inability to renew or increase sales of our vulnerability management offerings, including content subscriptions, maintenance and support and managed services, or a decline in prices of our vulnerability management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. In addition, we have introduced several non-VM subscription products, including InsightIDR, InsightAppSec, and InsightConnect. These products are relatively new, and it is uncertain whether they will gain the market acceptance we expect. Any factor adversely affecting sales of our non-VM products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
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
Our future growth is also affected by our ability to sell additional offerings to our existing customers, which depends on a number of factors, including customers’ satisfaction with our products and services and general economic conditions. If our efforts to cross-sell and upsell to our customers are unsuccessful, the rate at which our business grows might decline.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the nine months ended September 30, 2019 and 2018, operations located outside of North America generated 16% and 15%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:

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
We have entered, and intend to continue to enter, into technology alliance partnerships with third parties to support our future growth plans, including with certain of our actual or potential competitors. For example, through these technology alliance partnerships, we integrate with certain third-party application program interfaces (APIs), which enhance our data collection capabilities in our customers’ IT environments. If these third parties no longer allow us to integrate with their APIs, or if we determine not to maintain these integrations, the functionality of our products may be reduced and our products may not be as marketable to certain potential customers. Technology alliance partnerships require significant coordination between the parties involved, particularly if a partner requires that we integrate its products with our products. Further, we have invested and will continue to invest significant time, money and resources to establish and maintain relationships with our technology alliance partners, but we have no assurance that any particular relationship will continue for any specific period of time, result in new offerings that we can effectively commercialize or result in enhancements to our existing offerings. In addition, while we believe that entering into technology alliance partnerships with certain of our actual or potential competitors is currently beneficial to our competitive position in the market, such partnerships may also give our competitors insight into our offerings that they may not otherwise have, thereby allowing them to compete more effectively against us.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for each of the nine months ended September 30, 2019 and 2018 we incurred 13% of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for each of the nine months ended September 30, 2019 and 2018, 7% our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
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
Finally, in recent years, there have been multinational efforts to impose additional restrictions on certain cyber security products that could include commercial versions of Metasploit. Such restrictions have been imposed by individual countries, but are not currently in effect in the United States. We are closely monitoring these efforts and are prepared to work with interested parties and/or stakeholders with respect to the implementation of restrictions potentially applicable to our products.
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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, HIPAA, the Gramm Leach Bliley Act and state breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. In June 2018, California enacted the California Consumer Privacy Act, or CCPA, which takes effect on January 1, 2020.  The CCPA requires a broad range of companies that do business in California to honor the requests of California residents to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used and shared.  The CCPA provides for civil penalties of up to $7,500 for violations, and a private right of action for data breaches that allows private plaintiffs to seek the greater of actual damages or statutory damages of up to $750 per affected consumer per data breach.  These statutory remedies are expected to prompt an increase in data breach litigation and the cost to resolve it.  The CCPA has prompted a number of proposals for new federal and state privacy legislation in the United States that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation, (EU) 2016/679 (GDPR), which went into effect in May 2018 and is designed to update current privacy laws to better reflect the digital economy and to unify data protection within the European Union (EU) under a single law and laws implemented by EU member states which contain derogations from, or exemptions or authorizations for the purposes of, the GDPR, or which are otherwise intended to supplement the GDPR and any legislation that replaces or converts into domestic law the GDPR or any other law relating to data protection, the processing of personal data and privacy as a consequence of the United Kingdom leaving the EU. The GDPR presents significantly greater risks, compliance burdens and costs for companies with users and operations in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. These laws are broad in their application and apply when we do business with EU-based customers and when our U.S.-based customers collect and use personal data that originates from individuals resident in the EU. They also apply to transfers of information between us and our European Union-based subsidiaries, including employee information. Further, many U.S. federal and state and other foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, we self-certified under the EU-US Privacy Shield framework on December 20, 2016. However, it is possible that Privacy Shield may be challenged in the future, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. The EU is monitoring the arrangement, and the EU Commissioner and the U.S. Department of Commerce carry out annual joint reviews, the most recent of which took place in October 2019. Non-compliance with the transfer restrictions could result in the EU data protection authorities imposing a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $66.01 through October 31, 2019. Factors that may affect the market price of our common stock include:

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
We have been and are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. While we have established certain procedures and control over our financial reporting processes, we cannot assure you that these efforts will prevent restatements of our financial statements in the future.
Our independent registered public accounting firm is also required, pursuant to Section 404, to report annually on the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. For future reporting periods, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion.
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
As of September 30, 2019, we had $230.0 million aggregate principal amount of indebtedness under our 1.25% convertible senior notes due 2023 (the Notes). Our indebtedness may:

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

10.1
Lease dated July 19, 2019 between Office Tower Developer LLC and Rapid7, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 25, 2019, and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

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

RAPID7, INC.

Date: November 5, 2019	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)