Form 10-K
period 2019-12-31
Rapid7, Inc.
filed 2020-02-28
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37496
____________________________________________________
RAPID7, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

Delaware	35-2423994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
120 Causeway Street Boston, MA	02114
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 247-1717
____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	RPD	The Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Small Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2019, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on a closing price of $57.84 per share of the registrant’s common stock as reported on The Nasdaq Global Market on June 28, 2019, was approximately $2,782,078,550. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. The number of shares of registrant’s common stock outstanding as of February 21, 2020 was 50,209,617.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

Item 1. Business
Overview
Rapid7 is a leading cyber security solutions provider, on a mission to make successful security tools and practices accessible to all. Rapid7 Insight Platform technology, expert services, and thought-leading research enables over 9,000 customers to improve their security programs so that they can safely advance and innovate.
In the nearly 20 years that Rapid7 has been in business, security companies and trends have come and gone, while broader technology innovation continues to advance rapidly. Every company is now a technology company, and rampant innovation inevitably creates security risk. The migration of businesses to the cloud and ubiquitous connected devices present security teams with an increasingly complex, ever-changing, and unpredictable attack surface.
We believe as cybersecurity challenges continue to rise exponentially, two key factors can prevent organizations from effectively managing their growing security exposure. First, the tools to manage complex security problems are often complicated to use. Second, there is a scarcity of cybersecurity professionals who are qualified to successfully manage these sophisticated tools. These two factors compound the difficulties that resource-constrained organizations face when attempting to minimize their security exposure, meet security compliance regulations and provide visibility to their leadership. The expanding divide between risk created through innovation and risk managed by security teams is called the Security Achievement Gap.
We believe Rapid7 is uniquely positioned to improve how customer security challenges are addressed. Our solutions simplify the complex, allowing teams to more effectively reduce vulnerabilities, monitor malicious behavior, investigate and shut down attacks, and automate routine tasks. All of our solutions and services are built with and supported by the expertise of our dedicated team of security researchers and consultants, who bring knowledge of attacker behavior and emerging vulnerabilities directly to customers. We also continue to invest in further simplifying our technology to improve usability, lowering the barrier to managing security for teams and organizations who lack resources.
While our security technology is the foundation of our mission to make successful security accessible to all, technology alone will not solve today’s cybersecurity challenges. Our ongoing commitment to researching and partnering with the technology community helps to curb new security risks born through innovation. We are also investing in under-served, at risk communities, like non-profits and hospitals, to better understand their needs and make security technology and services accessible. By continuously improving our technology, stemming the creation of risk in the community, and making security more usable and accessible, Rapid7 aims to close the Security Achievement Gap.
As of December 31, 2019, we had more than 9,000 customers that rely on Rapid7 technology, services, and research to improve security outcomes and securely advance their organizations. We have experienced strong revenue growth with revenue increasing from $110.5 million in 2015 to $326.9 million in 2019, representing a 44% compound annual growth rate.
In 2019, 2018 and 2017 recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 87%, 81% and 70%, respectively, of total revenue. We incurred net losses of $53.8 million, $55.5 million and $45.5 million in 2019, 2018 and 2017, respectively, as we continued to invest for long-term growth.
Our Solutions
We offer products across the four main pillars of on our Insight Platform:
•Vulnerability Risk Management: Our industry-leading Vulnerability Risk Management (VRM) solutions provide clarity into risk across traditional and modern IT environments, and the capabilities and data to influence remediation teams and track progress. With built-in risk prioritization, IT-integrated remediation projects, tracking of goals and service level agreements, and pre-built automation workflows, our solutions are designed to not just enumerate risk, but also accelerate risk mitigation.
•Incident Detection and Response: Our Incident Detection and Response (IDR) solutions are designed to enable organizations to rapidly detect and respond to cyber security incidents and breaches across physical, virtual and cloud assets. Equipped with user behavior analytics (UBA), attacker behavior analytics (ABA), end-point detection and response (EDR) and deception technology, our Security Information and Event Management (SIEM) is designed to provide comprehensive network visibility and accelerate threat investigation and response.

•Application Security: Our Application Security offerings provide dynamic application security testing and run-time application security monitoring and protection solutions that are designed to continuously analyze web applications for security vulnerabilities throughout a customer’s software development life cycle.
•Security Orchestration and Automation Response: Our Security Orchestration and Automation Response (SOAR) solutions allow security teams to connect disparate solutions within their cyber security, IT and development operations and build automated workflows, without requiring code, to eliminate repetitive, manual and labor-intensive tasks, resulting in measurable time and cost savings.
Finally, to complement our products, we offer a range of managed services based on our software solutions and professional services, including incident response services, security advisory services, and deployment and training.
Insight Platform
Our cloud-native Insight Platform is at the core of our product offerings. The platform was built using our extensive experience in collecting and analyzing data to enable our customers to create and manage analytics-driven cyber security risk management programs. By utilizing our powerful, proprietary analytics to assess and understand the context and relationships around users, IT assets and cyber threats within a customer’s environment, our solutions make it easier for teams to manage vulnerabilities, monitor for malicious behavior, investigate and shutdown attacks, and automate operations.
Our Insight Platform provides a high level of scalability. We leverage on-premise deployment models and cloud technologies to achieve a scalable delivery model with a high degree of redundancy, fault tolerance, and cost-effectiveness.
We also designed our Insight Platform to provide a secure environment for our customers data. We deploy a variety of technologies and practices that are designed to help ensure that the data collected from a customer’s environment remains proprietary, secure and operational.
Insight Platform's Features:
Visibility: The Insight Platform allows security professionals to collect data once across their IT environment, enabling Security, IT, and development operations (DevOps) teams to collaborate effectively as they analyze shared data.
•Unified Data Collection: We designed the Insight Platform to allow customers to collect their data once and leverage that same data across multiple solutions, providing shared visibility across teams and reducing time to value for additional solutions. Our robust data collection architecture supports gathering a wide swath of operational data from endpoints to the cloud, including key data about assets and user-specific behavior, into a unified, searchable dataset.
•Agentless and Agent-Based Architecture: We developed our platform with flexible processing technologies that employ both agentless data collection and our own internally-developed endpoint agent technology, which enables rapid and seamless integration of our products into our customers’ modern IT environments and provides security and IT professionals with instant visibility into their dynamic and rapidly-expanding IT ecosystem. Our lightweight endpoint agents are designed to automatically collect data from all endpoints, even those from remote workers and sensitive assets that cannot be actively scanned, or that rarely join the corporate network.
•Endpoint Detection and Visibility: With a universal lightweight agent and endpoint scanning, the Insight Platform provides real-time detection and the ability to proactively remediate IT environments, before a potential attack happens.
•Cloud and Virtual Infrastructure Assessment: Modern networks and infrastructures are constantly changing. The Insight Platform integrates with cloud services and virtual infrastructure to help ensure that technology is configured securely and that security professionals know when new devices are brought online.
•Attack Surface Monitoring with Project Sonar: As organizations grow and infrastructure becomes more complex, maintaining visibility into attack surface becomes more challenging. Our platform directly integrates with Project Sonar, a Rapid7 research project that regularly scans the public internet, to gain insights into global exposure to common vulnerabilities. This capability also enables security professionals to identify previously unknown, externally facing assets connected to the internet.
Analytics: Increasing IT environment complexity coupled with a severe lack of cyber security professionals is overwhelming security and IT teams, who are struggling to deal with false positives and maintain adequate levels of cyber security. Our Insight Platform addresses these challenges with the following features:

•User and Attacker Behavior Analytics: Our Insight Platform incorporates extensive user behavior analytics (UBA) and attacker behavior analytics (ABA) to provide rapid context around users, attackers and assets involved in an incident, enabling organizations to more quickly respond to, contain and mitigate breaches. Our platform incorporates comprehensive UBA to create a behavior profile for each user and correlates every event with a user, asset or application to detect compromised credentials, lateral movement and other malicious behavior.
•Risk Prioritization and Management: With built-in risk assessment and risk prioritization, IT-integrated remediation projects, and pre-built automation workflows, the Insight platform provides a granular view of what is relevant and critical today, to help ensure risks can be prioritized and mitigated more effectively.
•Threat Detection: Our Insight Platform includes integrated threat feeds, informed by public data as well as proprietary threat intelligence and adversary research, and continuously gathers and combines them with a customer’s IT environment, to show threats that are most relevant to them.
•Centralized Log Management: Our cloud-based platform correlates millions of daily events in any IT environment directly to the users and assets behind them to highlight risk across the environment and help prioritize where to search and automate compliance without the requirement of extensive hardware.
•Deception Technology: Monitoring solutions that only analyze log files leave traces of the attacker unfound. Through our deep understanding of attacker behavior, our Insight Platform provides not only UBA and endpoint detection, but also easy-to-deploy intruder traps. These include honeypots, honey users, honey credentials, and honey files, all crafted to identify malicious behavior earlier in the attack chain.
•Industry Experts: With a highly specialized team of penetration testing, incident response, threat hunting and security operation center experts, we believe we are uniquely positioned to stay ahead of emerging threats and help detect threats quickly across a customer’s entire IT ecosystem.
Automation: Our Insight Platform unites technology stack and allows security operations teams to connect disparate solutions within their cyber security, IT and development operations.
•Built-in Workflows: Security tools have not historically been built to work well together, and without deep programming knowledge, building automation between tools was nearly impossible. With our Insight Platform, security professionals can streamline their operations with connect-and-go workflows, without requiring any code, resulting in significant time and cost savings. Examples of these workflows include assisted patching and automated containment.
•Highly Customizable: The Insight Platform not only has a wide range of pre-built workflows and integrations, it is also highly extensible. With approximately 300 plugins to connect security tools and easily customizable connect-and-go workflows, the Insight Platform frees up security teams to tackle other challenges, while still leveraging human decision points when it is most critical.
Insight Platform Product Offerings
We offer our Insight Platform solutions as software-as-a-service products, on a subscription basis. Our Insight Platform products are available globally and reduce the need for customers to manage large, complex, data infrastructure. We offer the following cloud products across the four main pillars of Security Operations (SecOps):
InsightVM: Utilizing the power of our Insight Platform, InsightVM is designed to provide a fully available, scalable, and efficient way to collect vulnerability data, prioritize risk and automate remediation.
InsightVM is designed to provide prioritized guidance based on customized threat models; dynamic live dashboards that are easily customizable and queried; lightweight agents for continuous visibility; integration with cloud services, virtual infrastructure and container repositories such as dockers; in-product integration with solutions such as ServiceNow, IBM Bigfix, Microsoft SCCM and Jira ticketing systems; and remediation workflow for assigning and tracking remediation progress within the product. Embedded workflows also allow Security and IT teams to automatically deploy compensating controls for vulnerabilities that cannot be patched.
InsightVM is offered through a cloud-based subscription or as a managed service. The managed service is known as Managed Vulnerability Risk Management, which provides our resource constrained customers with a fully outsourced option for leveraging our innovation, expertise and technology.

InsightIDR: InsightIDR, our Incident Detection and Response (IDR) solution, is designed to enable organizations to rapidly detect and respond to cyber security incidents and breaches across physical, virtual and cloud assets.
InsightIDR unifies SIEM, UBA, and endpoint detection to detect stealthy attacks across today’s complex networks. It analyzes the billions of events that occur daily in organizations to reduce them to the important behaviors and deliver high-fidelity and prioritized alerts. In addition to identifying stealthy attacks often missed by other solutions, InsightIDR focuses the security team on issues that warrant investigation and reduces the time to investigate with its user correlation, powerful search and endpoint interrogation capabilities.
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
Unlike most SIEMs, InsightIDR also provides the capability to seamlessly act on many threats automatically, thus further reducing the time from detection to response. InsightIDR includes out-of-the-box automation workflows to improve analyst productivity such as automated containment to mitigate an attack. Additionally, with the Insight Agent, users can kill malicious processes or quarantine infected endpoints from the network. They can also use InsightIDR to take containment actions across Active Directory, Access Management, EDR, and firewall tools.
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
InsightAppSec enables integration with protection technologies to automatically generate web application firewalls (WAFs), which are custom rules that help to protect vulnerable applications while the vulnerabilities are being remediated. InsightAppSec supports most leading WAFs, including F5, Sourcefire and Imperva.
InsightAppSec is offered on a cloud-based subscription basis or as a managed service. The managed service is known as Managed Application Security and provides a fully outsourced option for application scanning and security testing.
InsightConnect: InsightConnect is our SOAR solution that is used by security professionals to connect their many disparate solutions and automate workflows to increase the speed with which they can identify risk and respond to incidents. With a growing library of approximately 300 plugins to connect tools and easily customizable connect-and-go workflows, it allows our customers to automate manual and tedious tasks, while still leveraging their expertise when it is most critical, thereby saving time and improving efficiency. InsightConnect is offered on a cloud-based subscription basis.
Other Products
Nexpose: Nexpose is an on-premise version of our Vulnerability Risk Management solution, that enables customers to assess and remediate their overall exposure to cyber risk across their increasingly complex IT environments. Nexpose is offered through term-based software licenses.
AppSpider: AppSpider is the on-premise version of our Application Security Testing solution that provides comprehensive dynamic application security testing that continuously analyzes web applications for security vulnerabilities. AppSpider is offered through term-based software licenses.
Metasploit: Metasploit is an industry-leading penetration testing software solution, developed on an open source framework. Metasploit can be used to safely simulate attacks on an organization’s network in order to uncover vulnerabilities before they are exploited by cyber attackers and assess the effectiveness of an organization’s existing defenses, security controls and mitigation efforts. The Metasploit open source framework is freely available and geared toward developers and security researchers. We also offer Metasploit Pro, the commercial penetration testing software based on the Metasploit framework, through term-based software licenses.
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
Professional Services
Our professional services offerings enhance our ability to serve as a trusted advisor in assisting organizations to think proactively about their security programs and implement strategic, analytics-driven security strategies. We believe that our role as trusted advisor helps drive better security outcomes for our customers, as well as loyalty and further usage of our products. Our professional services offerings include, but are not limited to, Penetration Testing, Cyber Security Maturity Assessments, Security & Incident Response Program Development Services, IoT & Internet Embedded Device testing as well as Threat Modeling, TableTop Exercises and Incident Response services. In addition, we offer deployment and training services related to our platform, to further help customers operationalize and customize their platform experience.
For example, our Cyber Security Maturity Assessments provide our customers with a view of their current security posture, an objective review of their existing plans, and a guide to their strategic planning. By accessing our security talent, we help organizations develop an approach and road map to further mature and strengthen their program efforts - often simplifying the otherwise complex.
Our Growth Strategy
Our goal is to make advanced security accessible to resource constrained enterprises of all sizes. The main drivers of our growth strategy are:
•Continued investments in product development: We intend to continue to invest heavily in our product development to enhance our Insight Platform and deliver additional features, which will allow us to further penetrate and grow our addressable markets.
•Grow our customer base: We believe we have a strong opportunity to address the security needs of resource constrained organizations of any size. We will continue to increase investments in our sales and marketing efforts and foster the growth of our channel relationships to enable acquisition of these customers.
•Upsell and cross-sell to our existing customer base: We see significant opportunity to deepen our relationship with our existing customers. With a strong focus on customer experience, satisfaction, and the value proposition of our Insight Platform, we intend to expand customers' usage of products they own (upsell) and help them adopt additional products (cross-sell).
•Further strengthen our customer renewal rate: We intend to continue to drive customer satisfaction and renewals by offering professional services, support, and strong investments in customer success functions. Our customer success teams provide expertise to help our customers improve their security outcomes, leading to higher customer satisfaction.
•Expand our partner ecosystem: We continue to expand our strategic partnerships with our channel partners and system integrators. Technology alliances with partners such as ServiceNow, Microsoft, AWS and Palo Alto Networks enable our customers to succeed with our technology and platform in their ecosystem and deliver more value from their security operations program.
•International expansion: We continue to make investments to expand our international presence. These include investments in infrastructure, sales and marketing, and strategic partnerships.
•Strategic M&A: We have and may continue to make acquisitions that enhance the value of our Insight Platform and bolster our ability to solve emerging customer challenges, allowing us to deliver on the vision of becoming the SecOps leader.
Sales, Customer Support, and Marketing
We sell our solutions through direct inside and field sales team and indirect channel partner relationships.

        Sales: Our sales teams focus on both new customer acquisition as well as up-selling and cross-selling additional offerings to our existing customers. Our sales teams are organized by geography, consisting of the Americas; Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC), as well as by target organization size. Our sales team consists of a mix of inside sales and field sales professionals, that sell to small, medium and large enterprise customers. Our highly technical sales engineers help define customer use cases, manage solution evaluations and train channel partners.
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
We generated 43%, 39%, and 37% of sales from channel partners, in 2019, 2018, and 2017, respectively. Our revenue is not concentrated with any individual channel partner. No channel partner represented more than 10% of our revenue in 2019, 2018 or 2017.
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
Research and Development Efforts
We invest substantial resources in research and development to enhance our core technology platform and products, develop new end market-specific solutions and applications, and conduct product and quality assurance testing. Our technical and engineering team monitors and tests our products on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing products. We also have a team of experienced security researchers who work to keep us abreast of the latest developments in the cyber security landscape. Our research and development teams are located in our offices in Boston, Massachusetts; Austin, Texas; Los Angeles and San Francisco, California; Arlington, Virginia; Toronto, Canada; Dublin and Galway, Ireland; Belfast, Northern Ireland; and Stockholm, Sweden, providing us with a broad, worldwide reach to engineering talent.
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
We perform security research that enables the analytics in our platform and products as well as delivers strategic value to the security community at large. The output of our research results in threat intelligence, exposure analysis and attacker awareness that we publish as well as integrate into our platform. This data is used for security research, product development, and across our services to help protect and inform our customers, partners and community. We share this data with validated educational and private security researchers, research partners, vetted threat sharing communities, and organizational security teams through our Open Data portal to foster collaboration and encourage discovery of new insights. We collect data for research purposes through two key areas:
        Attacker Intelligence: We collect data from across the internet through a variety of honeypots distributed both geographically and across IP space. The honeypots collect many data types which are then analyzed to help enhance our understanding of attacker methods.
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
Our Customers
Our customer base has grown from approximately 5,100 customers at the end of 2015 to more than 9,000 customers as of December 31, 2019, in 144 countries, including 47% of the organizations in the Fortune 100. We define a customer as any entity that has (1) an active Rapid7 contract or a contract that expired within 90 days or less of the applicable measurement date; and for Logentries products, those customers with a contract value equal to or greater than $2,400 per year, or (2) purchased Rapid7 professional services within the 12 months preceding the applicable measurement date.
Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services, with customers in the finance industry representing our largest industry in 2019 at 15% of our revenue. In 2019, 52% of our revenue was generated from large enterprises, which we define as organizations that have either annual revenue greater than $1.0 billion or more than 2,500 employees, and the balance was generated from middle-market and small organizations.
Our revenue is not concentrated with any individual customer and no customer represented more than 1% of our revenue in 2019, 2018 or 2017.
Our Competition
The markets we operate in are highly competitive, fragmented and subject to technology change and innovation. Our primary competitors in Vulnerability Risk Management include Qualys and Tenable; in Incident Detection and Response (SIEM) include Splunk, Micro Focus and LogRhythm; in Application Security include Micro Focus and IBM; in Security Orchestration and Automation Response include Phantom (Splunk) and Demisto (Palo Alto Networks); and finally, while the competition in our professional services business is diverse, our competitors include FireEye’s Mandiant, SecureWorks and NCC Group.
We compete on the basis of a number of factors, including:
•product functionality;
•breadth of offerings;
•performance;
•brand name, reputation and customer satisfaction;
•ease of implementation, use and maintenance;
•total cost of ownership; and
•scalability, reliability and security.
Some of our competitors have greater sales, marketing and financial resources, more extensive geographic presence or greater brand awareness than we do. We may face future competition in our markets from other large, established companies, as well as from emerging companies. In addition, we expect that there is likely to be continued consolidation in our industry that could lead to increased price competition and other forms of competition.
Intellectual Property
Our future success and competitive position depends in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patents, trademarks, copyrights, trade secrets, employee and third-party nondisclosure agreements, licensing arrangements and other contractual protections to protect our intellectual property in the United States and other jurisdictions.
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
We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms. We believe our continuing research and product development are not materially dependent on any single license or other agreement with a third party relating to the development of our products.
Employees
As of December 31, 2019, we had 1,544 full-time employees, including 294 in product and service delivery and support, 656 in sales and marketing, 393 in research and development and 201 in general and administrative. As of December 31, 2019, we had 1,118 full-time employees in the United States and 426 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
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
Our principal executive offices are located at 120 Causeway Street, Boston, Massachusetts. Our telephone number is +1 617-247-1717. Our website address is www.rapid7.com.
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

Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, as well as our other public filings with the Securities and Exchange Commission (the SEC), before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline. Please also see "Special Note Regarding Forward-Looking Statements."
Risks Related to Our Business and Industry
We are a rapidly growing company, which makes it difficult to evaluate our future operating and financial results and may increase the risk that we will not be successful.
We are a rapidly growing company. Our ability to forecast our future operating and financial results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our business could suffer and the trading price of our common stock may decline.
If we are unable to sustain our revenue growth rate, we may not achieve or maintain profitability in the future.
From the year ended December 31, 2015 to the year ended December 31, 2019, our revenue grew from $110.5 million to $326.9 million. Although we have experienced rapid growth historically and currently have high renewal rates, we may not continue to grow as rapidly in the future and our renewal rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:
•maintain and expand our customer base;
•increase revenues from existing customers through increased or broader use of our products and professional services within their organizations;
•improve the performance and capabilities of our products through research and development;
•continue to develop our cloud-based solutions;
•maintain the rate at which customers purchase and renew subscriptions to our cloud-based solutions, content subscriptions, maintenance and support and managed services;
•continue to successfully expand our business domestically and internationally;
•continue to effectively improve the productivity of our sales teams; and
•successfully compete with other companies.
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
We have posted a net loss in each year since inception, including net losses of $53.8 million, $55.5 million and $45.5 million in the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $518.4 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:

•research and development related to our offerings, including investments in our research and development team;
•sales and marketing, including a continued expansion of our sales organization, both domestically and internationally;
•continued international expansion of our business;
•strategic acquisitions and expansion of our partner ecosystem; and
•general and administrative expenses as we continue to implement and enhance our administrative, financial and operational systems, procedures and controls.
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
If our products or professional services fail to detect vulnerabilities or identify and respond to cyber security incidents, or if our products contain undetected errors or defects, our brand and reputation could be harmed, which could have an adverse effect on our business and results of operations.
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
Our subscription offerings are sold on a term basis. In order for us to improve our operating results, it is important that our existing customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions with us and we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our new or current product offerings, our pricing, the effects of economic conditions, competitive offerings, our customers' perception of their exposure, or alterations or reductions in their spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues and results of operations may be adversely impacted.

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
The market for SecOps solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our primary competitors in Vulnerability Risk Management include Qualys and Tenable; in Incident Detection and Response (SIEM) include Splunk, Micro Focus and LogRhythm; in Application Security include Micro Focus and IBM; in Security Orchestration and Automation Response include Phantom (Splunk) and Demisto (Palo Alto Networks); and finally, while the competition in our professional services business is diverse, our competitors include FireEye's Mandiant, SecureWorks and NCC Group.
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
Our operating results, including the levels of our revenue, annualized recurring revenue, renewal rates, cash flow, deferred revenue and gross margins, have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•the level of demand for our products and professional services;
•customer renewal rates and ability to attract new customers;
•the extent to which customers purchase additional products or professional services;
•the mix of our products, as well as professional services, sold during a period;
•the ability to successfully grow our sales of our cloud-based solutions;
•the level of perceived threats to organizations’ cyber security;
•network outages, security breaches, technical difficulties or interruptions with our products;
•changes in the growth rate of the markets in which we compete;
•sales of our products and professional services due to seasonality and customer demand;
•the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors;
•the introduction or adoption of new technologies that compete with our offerings;
•decisions by potential customers to purchase cyber security products or professional services from other vendors;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•price competition;
•our ability to successfully manage and integrate any future acquisitions of businesses, including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;

•our ability to increase, retain and incentivize the channel partners that market and sell our products and professional services;
•our continued international expansion and associated exposure to changes in foreign currency exchange rates, including any fluctuations caused by uncertainties relating to United Kingdom's referendum in June 2016 in which voters approved an exit from the European Union, commonly referred to as "Brexit";
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;
•the cost or results of existing or unforeseen litigation and intellectual property infringement;
•the strength of regional, national and global economies;
•the impact of natural disasters or manmade problems such as terrorism or war; and
•future accounting pronouncements or changes in our accounting policies.
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
The market for SecOps solutions is characterized by rapid technological advances, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards. Our success also depends, in part, upon our ability to anticipate industry evolution and introduce or acquire new products and professional services to keep pace with technological developments and market requirements both within our industry and in related industries. While we continue to invest significant resources in research and development in order to ensure that our products continue to address the cyber security risks that our customers face, the introduction of products and professional services embodying new technologies could render our existing products or professional services obsolete or less attractive to customers. In addition, developing new products and product enhancements is expensive and time consuming, and there is no assurance that such activities will result in significant cost savings, revenue or other expected benefits. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected. Further, we may not be able to successfully anticipate or adapt to changing technology or customer requirements or the dynamic threat landscape on a timely basis, in a way that sufficiently differentiates us from competing solutions such that customers choose to purchase our solutions. If any of our competitors implement new technologies before we are able to implement them or better anticipate the innovation opportunities in related industries, those competitors may be able to provide more effective or more cost-effective solutions than ours. In addition, we may experience technical problems and additional costs as we introduce new products and product enhancements, deploy future iterations of our products and integrate new products with existing customer systems. If any of these problems were to arise, our business, financial condition and results of operations could be adversely affected.
To date, we have derived a majority of our revenue from customers using our vulnerability management offerings. If we are unable to renew or increase sales of our vulnerability management offerings, or if we are unable to increase sales of our other offerings, our business and operating results could be adversely affected.
Although we continue to introduce and acquire new products and professional services, we derive and expect to continue to derive a majority of our revenue from customers using certain of our vulnerability management offerings, InsightVM, Nexpose and Metasploit. Greater than half of our revenue was attributable to InsightVM, Nexpose and Metasploit in each of our last three fiscal years. As a result, our operating results could suffer due to:
•any decline in demand for our vulnerability management offerings;
•failure of our vulnerability management offerings to detect vulnerabilities in our customers’ IT environments;

•the introduction of products and technologies that serve as a replacement or substitute for, or represent an improvement over, our vulnerability management offerings;
•technological innovations or new standards that our vulnerability management offerings do not address;
•sensitivity to current or future prices offered by us or competing solutions; and
•our inability to release enhanced versions of our vulnerability management offerings on a timely basis in response to the dynamic threat landscape.
Our inability to renew or increase sales of our vulnerability management offerings, including cloud-based subscriptions, content subscriptions, managed services and content and maintenance and support subscriptions, or a decline in prices of our vulnerability management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. In addition, we have introduced several non-VM subscription products, including InsightIDR, InsightAppSec, and InsightConnect. These products are relatively new, and it is uncertain whether they will gain the market acceptance we expect. Any factor adversely affecting sales of our non-VM products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the years ended December 31, 2019, 2018 and 2017, operations located outside of North America generated 16%, 15% and 15%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
•increased management, infrastructure and legal costs associated with having international operations;
•reliance on channel partners;
•trade and foreign exchange restrictions;
•economic or political instability or uncertainty in foreign markets and around the world, such as related to Brexit;
•foreign currency exchange rate fluctuations;
•greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;
•changes in regulatory requirements, including, but not limited to data privacy, data protection and data security regulations;
•difficulties and costs of staffing and managing foreign operations;
•the uncertainty and limitation of protection for intellectual property rights in some countries;
•costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations;
•costs of compliance with U.S. laws and regulations for foreign operations, including the U.S. Foreign Corrupt Practices Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell or provide our solutions in certain foreign markets, and the risks and costs of non-compliance;
•heightened risks of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;
•the potential for political unrest, acts of terrorism, hostilities or war;
•management communication and integration problems resulting from cultural differences and geographic dispersion;
•costs associated with language localization of our products; and
•costs of compliance with multiple and possibly overlapping tax structures.
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
We are also monitoring developments related to Brexit, which could have significant implications for our business. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and differing laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Any of these effects of Brexit, among others, could adversely affect our operations in the United Kingdom and our financial results.
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
In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996 (HIPAA), the Gramm Leach Bliley Act and state breach notification laws, as well as regulator enforcement positions and expectations reflected in federal and state regulatory actions, settlements, consent decrees and guidance documents. In June 2018, California enacted the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020. The CCPA requires a broad range of companies that do business in California to honor the requests of California residents to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used and shared. The CCPA provides for civil penalties of up to $7,500 for violations, and a private right of action for data breaches that allows private plaintiffs to seek the greater of actual damages or statutory damages of up to $750 per affected consumer per data breach. These statutory remedies are expected to prompt an increase in data breach litigation and the cost to resolve it. The CCPA has prompted a number of proposals for new federal and state privacy legislation in the United States that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
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
In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, we self-certified under the EU-US Privacy Shield framework on December 20, 2016. However, it is possible that the Privacy Shield may be challenged in the future, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers. The EU is monitoring the arrangement, and the EU Commissioner and the U.S. Department of Commerce carry out annual joint reviews to assess whether it continues to ensure an adequate level of protection of personal data, the most recent of which took place in October 2019. Non-compliance with the transfer restrictions could result in the EU data protection authorities imposing a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.

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
Organizations may be reluctant to purchase our cloud-based offerings due to the actual or perceived vulnerability of cloud solutions.
Some organizations have been reluctant to use cloud solutions for cyber security, such as our InsightVM, InsightIDR, InsightAppSec and InsightConnect, because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with this solution. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole may be negatively impacted, which could harm our business.
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
Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We anticipate that we will continue to rely on these partners in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. For 2019, 2018 and 2017, we derived approximately 43%, 39%, and 37%, respectively, of our revenue from sales of products and professional services through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Our agreements with our channel partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our products and professional services, our ability to grow our business and sell our products and professional services, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and professional services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and professional services or increased revenue.
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
We generate a portion of our revenue from our vulnerability management offerings that help organizations achieve and maintain compliance with regulations and industry standards both domestically and internationally. For example, many of our customers subscribe to our vulnerability management offerings to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council (the PCI Council), which apply to companies that process, transmit or store cardholder data. In addition, our vulnerability management offerings are used by customers in the health care industry to help them comply with numerous federal and state laws and regulations related to patient privacy. In particular, HIPAA, and the 2009 Health Information Technology for Economic and Clinical Health Act include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. The foregoing and other state, federal and international legal and regulatory regimes may affect our customers’ requirements for, and demand for, our products and professional services. Governments and industry organizations, such as the PCI Council, may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our products. If we are unable to adapt our products to changing legal and regulatory standards or other requirements in a timely manner, or if our products fail to assist with, or expedite, our customers’ cyber security defense and compliance efforts, our customers may lose confidence in our products and could switch to products offered by our competitors or threaten or bring legal actions against us. In addition, if laws, regulations or standards related to data security, vulnerability management and other IT security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our products. In any of these cases, our revenue and operating results could be harmed.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for each of the years ended December 31, 2019, 2018 and 2017 we incurred 13% of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the years ended December 31, 2019, 2018 and 2017, 8%, 7% and 5%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
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
An adverse outcome of a dispute may require us to:
•pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights;
•cease making, licensing or using solutions that are alleged to infringe or misappropriate the intellectual property of others;

•expend additional development resources to attempt to redesign our solutions or otherwise develop non-infringing technology, which may not be successful;
•enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights; and
•indemnify our partners and other third parties.
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
Finally, in recent years, there have been multinational efforts to impose additional restrictions on certain cyber security products that could include commercial versions of Metasploit. Such restrictions have been imposed by individual countries, but are not currently in effect in the United States. The implementation of such restrictions could adversely affect our business, financial condition and results of operations. We are closely monitoring these efforts and are prepared to work with interested parties and/or stakeholders with respect to the implementation of restrictions potentially applicable to our products.
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
As of December 31, 2019, we had federal and state net operating loss carryforwards (NOLs), of $275.8 million and $209.7 million, respectively, available to offset future taxable income, which expire in various years beginning in 2021 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percentage point ownership change over a three-year testing period. Based upon our analysis as of December 31, 2019, we determined that although a limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.
We could be subject to additional tax liabilities.
We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $66.01 through February 21, 2020. Factors that may affect the market price of our common stock include:
•actual or anticipated fluctuations in our financial condition and operating results;
•variance in our financial performance from expectations of securities analysts;
•changes in our projected operating and financial results;
•changes in the prices of our products and professional services;
•changes in laws or regulations applicable to our products or professional services;
•announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•our involvement in any litigation or investigations by regulators;
•our sale of our common stock or other securities in the future;
•changes in our board of directors, senior management or key personnel;
•trading volume of our common stock;
•price and volume fluctuations in the overall stock market;
•changes in the anticipated future size and growth rate of our market; and
•general economic, regulatory and market conditions.
The stock markets, and in particular the market on which our common stock is listed, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control or changes in our management. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue preferred stock without further stockholder action and with voting liquidation, dividend and other rights superior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, and limit the ability of our stockholders to call special meetings;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for director nominees;

•establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;
•require the approval of holders of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;
•prohibit cumulative voting in the election of directors; and
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.
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
As of December 31, 2019, we had $230.0 million aggregate principal amount of indebtedness under our 1.25% convertible senior notes due 2023 (the Notes). Our indebtedness may:
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 9 to our consolidated financial statements, the conditional conversion feature of the Notes was triggered as of December 31, 2019, and the Notes are currently convertible at the option of the holders, in whole or in part, between January 1, 2020 and March 31, 2020. Whether the Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The conversion of some or all of the convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 9 to our consolidated financial statements, the conditional conversion feature of the Notes was triggered as of December 31, 2019, and the Notes are currently convertible at the option of the holders, in whole or in part, between January 1, 2020 and March 31, 2020. Whether the Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters occupy approximately 147,000 square feet in Boston, Massachusetts under an operating lease that expires in November 2029. In July 2019, we entered into a lease agreement with respect to approximately 67,000 square feet at 100 Causeway Street, Boston, Massachusetts, to be located in the same complex as, and in order to expand, our corporate headquarters. The term of the lease is 102 months and is expected to commence in June 2021. We have additional U.S. offices including Los Angeles and San Francisco, California; Austin, Texas; and Alexandria, Virginia. We also lease various international offices including in Toronto, Canada; Reading, United Kingdom; Belfast, Northern Ireland; Dublin and Galway, Ireland; Melbourne, Australia and Singapore.
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
As of December 31, 2019, there were 53 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company (DTC), which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.
The following graph shows a comparison from July 17, 2015 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2019 of the cumulative total return for an investment of $100 in our common stock, the Nasdaq Global Market and the Nasdaq Computer Index. Data for the Nasdaq Global Market and the Nasdaq Computer Index assume reinvestment of dividends.

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*
Among Rapid7, Inc., the NASDAQ Global Market Composite Index
and the NASDAQ Computer Index
$250
$200
$150
$100
$50
$0
7/17/15
12/15
12/16
12/17
12/18
12/19
Rapid7, Inc.
NASDAQ Global Market Composite
NASDAQ Computer

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	July 17, 2015	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Rapid7, Inc.	$100.00	$59.85	$48.14	$73.81	$123.26	$221.60
Nasdaq Global Market Composite	100.00	81.67	75.93	95.11	89.07	116.64
Nasdaq Computer	100.00	105.13	117.72	168.48	163.53	249.06
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
The following selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017 (1)	2016 (1)	2015 (1)
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Products	$261,119	$168,571	$116,748	$89,404	$63,407
Maintenance and support	36,778	42,223	46,268	37,403	26,903
Professional services	29,050	33,297	37,924	30,630	20,216
Total revenue	326,947	244,091	200,940	157,437	110,526
Cost of revenue(2):
Products	59,684	39,810	25,583	12,447	6,921
Maintenance and support	8,495	7,678	7,491	7,105	6,002
Professional services	22,967	23,595	23,836	20,173	16,321
Total cost of revenue	91,146	71,083	56,910	39,725	29,244
Operating expenses(2):
Research and development	79,364	67,743	50,938	47,955	38,746
Sales and marketing	157,722	123,310	111,593	90,524	67,365
General and administrative	44,710	34,993	30,293	28,282	21,731
Total operating expense	281,796	226,046	192,824	166,761	127,842
Loss from operations	(45,995)	(53,038)	(48,794)	(49,049)	(46,560)
Interest income	6,014	3,229	862	—	—
Interest expense	(13,389)	(4,934)	(87)	131	(2,523)
Other income (expense), net	(433)	(336)	313	(109)	(278)
Loss before income taxes	(53,803)	(55,079)	(47,706)	(49,027)	(49,361)
Provision for (benefit from) income taxes	42	466	(2,236)	(27)	496
Net loss	(53,845)	(55,545)	(45,470)	(49,000)	(49,857)
Accretion of preferred stock to redemption value	—	—	—	—	(35,061)
Beneficial conversion feature relating to IPO participation payment	—	—	—	—	(14,161)
Net loss attributable to common stockholders	(53,845)	(55,545)	$(45,470)	$(49,000)	$(99,079)
Net loss per share attributable to common stockholders, basic and diluted	$(1.10)	$(1.20)	$(1.06)	$(1.19)	$(4.00)
Weighted-average common shares outstanding, basic and diluted	48,731,791	46,456,825	42,952,950	41,248,473	24,740,480
(1) On January 1, 2018, we adopted Financial Accounting standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method. The consolidated statement of operations for the years ended December 31, 2017, 2016 and 2015 were not adjusted for the adoption of ASC 606. See Note 2, to our consolidated financial statements included in this Annual Report on Form 10-K for additional discussion of the impact of the adoption of this new accounting guidance.

(2) Includes stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,580	$1,692	$1,085	$610	$532
Research and development	15,670	10,822	7,205	6,054	5,010
Sales and marketing	11,883	7,569	5,756	6,607	3,139
General and administrative	10,531	7,510	5,495	4,045	2,004
Total stock-based compensation expense	$40,664	$27,593	$19,541	$17,316	$10,685
Depreciation and amortization expense:
Cost of revenue	$9,110	$5,673	$3,597	$2,529	$1,890
Research and development	2,083	1,336	1,077	1,080	1,138
Sales and marketing	3,971	2,783	1,986	1,842	1,617
General and administrative	1,364	1,305	968	1,274	707
Total depreciation and amortization expense	$16,528	$11,097	$7,628	$6,725	$5,352

	As of December 31,
	2019	2018	2017 (1)	2016 (1)	2015 (1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$123,413	$99,565	$51,562	$53,148	$86,553
Working capital, excluding deferred revenue	309,441	310,646	139,604	101,527	109,015
Total assets	664,913	559,369	284,136	243,303	230,561
Total deferred revenue	267,744	248,571	224,500	169,063	130,317
Total debt	185,200	174,688	—	—	—
Total liabilities	581,745	472,050	259,983	201,265	162,486
Total stockholders’ equity	83,168	87,319	24,153	42,038	68,075
(1) On January 1, 2018, we adopted ASC 606 using the modified retrospective method. The consolidated balance sheets as of December 31, 2017, 2016 and 2015 were not adjusted for the adoption of ASC 606. See Note 2, to our consolidated financial statements included in this Annual Report on Form 10-K for additional discussion of the impact of the adoption of this new accounting guidance.

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
Overview
Rapid7 is a leading cyber security solutions provider, on a mission to make successful security tools and practices accessible to all. Rapid7 Insight Platform technology, expert services, and thought-leading research enables over 9,000 customers to improve their security programs so that they can safely advance and innovate.
In the nearly 20 years that Rapid7 has been in business, security companies and trends have come and gone, while broader technology innovation continues to advance rapidly. Every company is now a technology company, and rampant innovation inevitably creates security risk. The migration of businesses to the cloud and ubiquitous connected devices present security teams with an increasingly complex, ever-changing, and unpredictable attack surface.
We believe as cybersecurity challenges continue to rise exponentially, two key factors can prevent organizations from effectively managing their growing security exposure. First, the tools to manage complex security problems are often equally complicated to use. Second, there is a scarcity of cybersecurity professionals who are qualified to successfully manage these sophisticated tools. These two factors compound the difficulties that resource-constrained organizations face when attempting to minimize their security exposure, meet security compliance regulations and provide visibility to their leadership. The expanding divide between risk created through innovation and risk managed by security teams is called the Security Achievement Gap.
We believe Rapid7 is uniquely positioned to improve how customer security challenges are addressed. Our solutions simplify the complex, allowing teams to more effectively reduce vulnerabilities, monitor malicious behavior, investigate and shut down attacks, and automate routine tasks. All of our solutions and services are built with and supported by the expertise of our dedicated team of security researchers and consultants, who bring knowledge of attacker behavior and emerging vulnerabilities directly to customers. We also continue to invest in further simplifying our technology to improve usability, lowering the barrier to managing security for teams and organizations who lack resources.
While our security technology is the foundation of our mission to make successful security accessible to all, technology alone will not solve today’s cybersecurity challenges. Our ongoing commitment to researching and partnering with the technology community helps to curb new security risks born through innovation. We are also investing in under-served, at risk communities, like non-profits and hospitals, to better understand their needs and make security technology and services accessible. By continuously improving our technology, stemming the creation of risk in the community, and making security more usable and accessible, Rapid7 aims to close the Security Achievement Gap.
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of December 31, 2019, we had over 9,000 customers in 144 countries, including 47% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue in 2019, 2018 or 2017.
We sell our products and professional services through direct inside and field sales teams and indirect channel partner relationships. Our sales teams focus on both new customer acquisition as well as up-selling and cross-selling additional offerings to our existing customers. Our sales teams are organized by geography, consisting of the Americas; Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC), as well as by target organization size. Our highly technical sales engineers help define customer use cases, manage solution evaluations and train channel partners. In addition, we maintain a global channel partner network that complements our sales organization, particularly in EMEA, APAC and Latin America.
Our Business Model
We have offerings in four key areas: (1) Vulnerability Risk Management, (2) Incident Detection and Response, (3) Application Security and (4) Security Orchestration and Automation Response.
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:

•Cloud-based subscriptions, which provide our software capabilities to our customers through cloud access and on a Software as a Service basis. Our InsightIDR, InsightVM, InsightAppSec and InsightConnect products are offered as cloud-based subscriptions, generally with a one-year term.
•Managed services, through which we operate our products and provide our capabilities on behalf of our customers. Our Managed Vulnerability Management, Managed Application Security and Managed Detection and Response products are offered on a managed service basis, generally pursuant to one-year agreements.
•Licensed software, including both term and perpetual licenses, and the simultaneous sale of maintenance and support. Our Nexpose, Metasploit and AppSpider products are offered through term or perpetual software licenses. Our customers who purchase software licenses also purchase maintenance and support, which provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide them with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one-year terms.
We also offer various professional services across all of our offerings, including deployment and training services related to our software and cloud-based products, incident response services and security advisory services. Customers can purchase our professional services together with our product offerings or on a stand-alone basis pursuant to fixed fee or time-and-materials agreements.
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services and Logentries, in a trailing 12-month period by the dollar value of the corresponding customer agreements. Our renewal rate was 108%, 119% and 116% in 2019, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, our renewal rate was adjusted from the previously disclosed 120% and 122%, respectively, to 119% and 116%, respectively, based on a reclassification of certain upsells and cross-sells. Our goal is to maintain strong renewal rates and continue to increase the renewal rates over time however, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions or overall changes in our customers’ spending levels.
In 2019, 2018 and 2017 recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 87%, 81% and 70%, respectively, of total revenue.
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Total revenue	$326,947	$244,091	$200,940
Year-over-year growth (1)	33.9%	21.5%	27.6%
Non-GAAP income (loss) from operations	$2,404	$(20,381)	$(26,273)
Operating cash flow	$(1,420)	$6,066	$13,286
(1) For 2018, we recognized revenue under ASC 606. For 2017, we recognized revenue under ASC 605 and therefore, the periods are not directly comparable.

	As of December 31,
	2019	2018
	(dollars in thousands)
Number of customers	9,022	7,808
Year-over-year growth	15.5%	11.1%
Annualized recurring revenue (ARR)	$338,714	$251,819
Year-over-year growth	34.5%	52.7%

Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers.
Non-GAAP Income (Loss) from Operations. We monitor non-GAAP income (loss) from operations, a non-GAAP financial measure, to analyze our financial results. We believe non-GAAP income (loss) from operations is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. See Non-GAAP Financial Results for further information on non-GAAP income (loss) from operations and a reconciliation of non-GAAP income (loss) from operations to the comparable GAAP financial measure.
Operating Cash Flow. We monitor our operating cash flow as a measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as stock-based compensation expenses and depreciation and amortization. Additionally, operating cash flow takes into account the increase in deferred revenue as a result of increases in sales of products and services, which reflects the receipt of cash payment for products before they are recognized into revenue. Our operating cash flow is significantly impacted by the timing of commission and bonus payments, accounts payable payments and collections of accounts receivable. During 2019, as we continued to shift from a perpetual license business model to a subscription business model, our average contract lengths declined which decreased our annual billings and, as a result, our cash flow from operations was negatively impacted.
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
We believe these non-GAAP financial measures are useful to investors in assessing our operating performance due to the following factors:

•Stock-based compensation expense. We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period.
•Amortization of acquired intangible assets. We believe that excluding the impact of amortization of acquired intangible assets allows for more meaningful comparisons between operating results from period to period as the intangible assets are valued at the time of acquisition and are amortized over several years after the acquisition.
•Amortization of debt discount and issuance costs. In August 2018, we issued $230 million of convertible senior notes, which bear interest at an annual fixed rate of 1.25%. The imputed interest rate of the convertible senior notes was approximately 7.37%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity, and debt issuance costs, which reduce the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt. The expense for the amortization of debt discount and debt issuance costs is a non-cash item, and we believe the exclusion of this interest expense provides a more useful comparison of our operational performance in different periods.
•Litigation-related expenses. We exclude certain litigation-related expenses consisting of professional fees and related costs incurred by us related to significant litigation outside the ordinary course of business. We believe it is useful to exclude such expenses because we do not consider such amounts to be part of our ongoing operations.
•Acquisition-related expenses and follow-on public offering costs. We exclude acquisition-related expenses and follow-on public offering costs as costs that are unrelated to the current operations and neither are comparable to the prior period nor predictive of future results.
•Anti-dilutive impact of capped call transaction. In connection with the issuance of our convertible senior notes, we entered into capped call transactions to offset potential dilution from the embedded conversion feature in the notes. Although we cannot reflect the anti-dilutive impact of the capped call transactions under GAAP, we do reflect the anti-dilutive impact of the capped call transactions in non-GAAP net income (loss) per basic and diluted share to provide investors with useful information in evaluating our financial performance on a per share basis.
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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
GAAP total gross profit	$235,801	$173,008	$144,030
Stock-based compensation expense	2,580	1,692	1,085
Amortization of acquired intangible assets	6,339	3,985	2,639
Non-GAAP total gross profit	$244,720	$178,685	$147,754

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
GAAP gross profit – products	$201,435	$128,761	$91,165
Stock-based compensation expense	789	493	336
Amortization of acquired intangible assets	6,339	3,985	2,639
Non-GAAP gross profit – products	$208,563	$133,239	$94,140

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
GAAP gross profit – maintenance and support	$28,283	$34,545	$38,777
Stock-based compensation expense	616	233	247
Non-GAAP gross profit – maintenance and support	$28,899	$34,778	$39,024

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
GAAP gross profit – professional services	$6,083	$9,702	$14,088
Stock-based compensation expense	1,175	966	502
Non-GAAP gross profit – professional services	$7,258	$10,668	$14,590
The following table reconciles GAAP loss from operations to non-GAAP income (loss) from operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
GAAP loss from operations	$(45,995)	$(53,038)	$(48,794)
Stock-based compensation expense	40,664	27,593	19,541
Amortization of acquired intangible assets	6,479	4,144	2,813
Acquisition-related expenses	514	115	167
Follow-on public offering costs	—	205	—
Litigation-related expenses	742	600	—
Non-GAAP income (loss) from operations	$2,404	$(20,381)	$(26,273)
The following table reconciles GAAP net loss to non-GAAP net income (loss) for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
GAAP net loss	(53,845)	(55,545)	(45,470)
Stock-based compensation expense	40,664	27,593	19,541
Amortization of acquired intangible assets	6,479	4,144	2,813
Acquisition-related expenses	514	115	167
Follow-on public offering costs	—	205	—
Litigation-related expenses	742	600	—
Release of valuation allowance, acquisition-related	(761)	—	(2,632)
Tax adjustment for the impact of tax reform	—	—	(352)
Amortization of debt discount and issuance costs	10,513	3,831	—
Non-GAAP net income (loss)	$4,306	$(19,057)	$(25,933)

Reconciliation of net income (loss) per share, basic:
GAAP net loss per share, basic	$(1.10)	$(1.20)	$(1.06)
Non-GAAP adjustments to net loss	$1.19	$0.79	$0.46
Non-GAAP net income (loss) per share, basic	$0.09	$(0.41)	$(0.60)

Reconciliation of net income (loss) per share, diluted:
GAAP net loss per share, diluted	$(1.10)	$(1.20)	$(1.06)
Non-GAAP adjustments to net loss	$1.18	$0.79	$0.46
Non-GAAP net income (loss) per share, diluted	$0.08	$(0.41)	$(0.60)

Weighted-average common shares used in GAAP per share calculation, basic	48,731,791	46,456,825	42,952,950

Weighted average shares used in non-GAAP per share calculation:
Basic	48,731,791	46,456,825	42,952,950
Diluted	52,058,103	46,456,825	42,952,950
The following table reconciles GAAP net loss to adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net loss	$(53,845)	$(55,545)	$(45,470)
Interest income	(6,014)	(3,229)	(862)
Interest expense	13,389	4,934	87
Other (income) expense, net	433	336	(313)
Provision for (benefit from) income taxes	42	466	(2,236)
Depreciation expense	8,963	6,486	4,815
Amortization of intangible assets	7,565	4,611	2,813
Stock-based compensation expense	40,664	27,593	19,541
Acquisition-related expenses	514	115	167
Follow-on public offering costs	—	205	—
Litigation-related expenses	742	600	—
Adjusted EBITDA	$12,453	$(13,428)	$(21,458)
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
Sales and Marketing Expense
Sales and marketing expense consists of personnel costs for our sales and marketing team, including salaries and other payroll related costs, commissions, including amortization of deferred commissions, bonuses and stock-based compensation. Additional expenses include marketing activities and promotional events, industry conferences, travel and entertainment, training costs, amortization of certain intangible assets and allocated overhead costs.
We expect sales and marketing expense to increase on an absolute dollar basis in the near term as we continue to increase investments to drive our revenue growth, but to remain relatively consistent as a percentage of total revenue.
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

Results of Operations

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$261,119	$168,571	$116,748
Maintenance and support	36,778	42,223	46,268
Professional services	29,050	33,297	37,924
Total revenue	326,947	244,091	200,940
Cost of revenue:(1)
Products	59,684	39,810	25,583
Maintenance and support	8,495	7,678	7,491
Professional services	22,967	23,595	23,836
Total cost of revenue	91,146	71,083	56,910
Operating expenses:(1)
Research and development	79,364	67,743	50,938
Sales and marketing	157,722	123,310	111,593
General and administrative	44,710	34,993	30,293
Total operating expenses	281,796	226,046	192,824
Loss from operations	(45,995)	(53,038)	(48,794)
Interest income	6,014	3,229	862
Interest expense	(13,389)	(4,934)	(87)
Other income (expense), net	(433)	(336)	313
Loss before income taxes	(53,803)	(55,079)	(47,706)
Provision for (benefit from) income taxes	42	466	(2,236)
Net loss	(53,845)	(55,545)	(45,470)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,580	$1,692	$1,085
Research and development	15,670	10,822	7,205
Sales and marketing	11,883	7,569	5,756
General and administrative	10,531	7,510	5,495
Total stock-based compensation expense	$40,664	$27,593	$19,541

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$9,110	$5,673	$3,597
Research and development	2,083	1,336	1,077
Sales and marketing	3,971	2,783	1,986
General and administrative	1,364	1,305	968
Total depreciation and amortization expense	$16,528	$11,097	$7,628

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2019	2018	2017
Consolidated Statement of Operations Data:
Revenue:
Products	79.9%	69.1%	58.1%
Maintenance and support	11.2	17.3	23.0
Professional services	8.9	13.6	18.9
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	18.3	16.3	12.7
Maintenance and support	2.6	3.1	3.7
Professional services	7.0	9.7	11.9
Total cost of revenue	27.9	29.1	28.3
Operating expenses:
Research and development	24.3	27.8	25.4
Sales and marketing	48.2	50.5	55.5
General and administrative	13.7	14.3	15.1
Total operating expenses	86.2	92.6	96.0
Loss from operations	(14.1)	(21.7)	(24.3)
Interest income	1.8	1.3	0.4
Interest expense	(4.1)	(2.0)	—
Other income (expense), net	(0.1)	(0.1)	0.2
Loss before income taxes	(16.5)	(22.6)	(23.7)
Provision for (benefit from) income taxes	—	0.2	(1.1)
Net loss	(16.5)%	(22.8)%	(22.6)%
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenue

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue:
Products	$261,119	$168,571	$92,548	54.9%
Maintenance and support	36,778	42,223	(5,445)	(12.9)
Professional services	29,050	33,297	(4,247)	(12.8)
Total revenue	$326,947	$244,091	$82,856	33.9%
Total revenue increased by $82.9 million in 2019 compared to 2018. The increase in revenue consisted of a $19.0 million increase in revenue from new customers and $63.9 million increase in revenue from existing customers. The $63.9 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in 2019 was comprised of $66.8 million generated from sales in North America and $16.1 million generated from sales from the rest of the world.
The $5.4 million decrease in maintenance and support revenue in 2019 compared to 2018 was primarily due to the continued transition of our Nexpose customers to our subscription-based InsightVM product. Therefore, we believe it is more useful to combine products and maintenance and support revenue together, which collectively grew 41% year-over-year. The $4.2 million decrease in professional services revenue in 2019 compared to 2018 was primarily due to a reduction in professional services bookings resulting from our continued shift to selling more strategic professional services.
Cost of Revenue

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue:
Products	$59,684	$39,810	$19,874	49.9%
Maintenance and support	8,495	7,678	817	10.6
Professional services	22,967	23,595	(628)	(2.7)
Total cost of revenue	$91,146	$71,083	$20,063	28.2%
Gross margin %:
Products	77.1%	76.4%
Maintenance and support	76.9	81.8
Professional services	20.9	29.1
Total gross margin %	72.1%	70.9%
Total cost of revenue increased by $20.1 million in 2019 compared to 2018, primarily due to $10.8 million increase in cloud computing costs related to growing cloud-based subscription revenue, a $3.4 million increase in allocated overhead driven largely by an increase in IT and facilities costs, primarily as a result of our increased office space, and a $3.0 million increase in personnel costs, inclusive of a $0.9 million increase in stock-based compensation expense, as a result of an increase in headcount to support our growing customer base. Our increase in total cost of revenue also included a $2.3 million increase in amortization of intangible assets primarily due our acquisition of NetFort in April 2019 and tCell in October 2018, and a $0.6 million increase in amortization expense for capitalized internally-developed software.
Total gross margin percentage increased in 2019 compared to 2018. The increase in products gross margin was due to the continued increase in our subscription-based and managed services product gross margins as we continue to grow and scale these offerings. The decrease in maintenance and support gross margin was primarily a result of a continued transition of our Nexpose customers to our subscription-based InsightVM product. The decrease in professional services gross margin was primarily due to a reduction in professional services revenue.
Operating Expenses
Research and Development Expense

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development	$79,364	$67,743	$11,621	17.2%
% of revenue	24.3%	27.8%
Research and development expense increased by $11.6 million in 2019 compared to 2018 primarily due to a $9.5 million increase in personnel costs and a $4.4 million increase in allocated overhead driven largely by an increase in IT and facilities costs, primarily as a result of our increased office space. These increases were partially offset by a $0.5 million write-off of a capitalized internal-use software project in the prior year, a $0.4 million decrease in third-party cloud infrastructure costs, a $0.3 million increase in research and development tax credits, a $0.3 million decrease in travel expenses and a $0.8 million decrease in other expenses. The $9.5 million increase in personnel costs was primarily due to a $7.5 million increase in salaries and related costs driven by growth in headcount and a $4.8 million increase in stock-based compensation expense, partially offset by a $2.8 million increase in personnel costs that were capitalized as internal-use software costs.

Sales and Marketing Expense

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing	$157,722	$123,310	$34,412	27.9%
% of revenue	48.2%	50.5%
Sales and marketing expense increased by $34.4 million in 2019 compared to 2018 primarily due to a $13.5 million increase in personnel costs, inclusive of a $4.3 million increase in stock-based compensation expense, as a result of an increase in headcount to drive additional sales. Our increase in sales and marketing expense also included a $8.9 million increase in allocated overhead driven largely by an increase in IT and facilities costs, primarily as a result of our increased office space, a $6.0 million increase in commission expense, a $3.6 million increase in marketing and advertising costs, a $0.6 million increase in travel expenses and a $1.8 million increase in other expenses.
General and Administrative Expense

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative	$44,710	$34,993	$9,717	27.8%
% of revenue	13.7%	14.3%
General and administrative expense increased by $9.7 million in 2019 compared to 2018 primarily due to a $5.3 million increase in personnel costs, inclusive of a $3.0 million increase in stock-based compensation expense, as a result of an increase in headcount to support our overall company growth, a $1.6 million increase in professional fees primarily due to acquisition and litigation-related expenses and other professional consulting fees, a $1.5 million increase in bad debt expense, a $0.5 million increase in allocated overhead driven largely by an increase in facilities costs, primarily as a result of our increased office space, and a $1.3 million increase in other expenses.
Interest Income

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest income	$6,014	$3,229	$2,785	86.2%
% of revenue	1.8%	1.3%
Interest income increased by $2.8 million in 2019 compared to 2018 primarily due to higher interest income as a result of an increase in cash and cash equivalents and investments due to the issuance of the Notes in August 2018.
Interest Expense

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest expense	$(13,389)	$(4,934)	$(8,455)	171.4%
% of revenue	(4.1)%	(2.0)%
Interest expense increased by $8.5 million in 2019 compared to 2018 primarily due to contractual interest and amortization of debt discount and issuance costs related to the issuance of the Notes.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense), net	$(433)	$(336)	$(97)	28.9%
% of revenue	(0.1)%	(0.1)%
Other income (expense), net reflected a $0.1 million increase in expense in 2019 compared to 2018 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Provision for income taxes	$42	$466	$(424)	NM
% of revenue	—%	0.2%
Provision for income taxes decreased by $0.4 million in 2019 compared to 2018 primarily due to a $0.8 million deferred tax benefit in 2019, partially offset by a $0.2 million release of a tax reserve in the prior year and a one-time $0.2 million tax benefit recognized as a result of tax reform in 2018. The $0.8 million deferred tax benefit resulted from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of NetFort, which is not deductible for tax purposes.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
We adopted ASC 606 effective January 1, 2018 using the modified retrospective method. Under this method of adoption, we recognized the cumulative effect as of January 1, 2018. Comparable periods were not adjusted and therefore periods below are not directly comparable. See Note 2, to our consolidated financial statements included in this Annual Report on Form 10-K for additional discussion of the impact of the adoption of this new accounting guidance.
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
Total cost of revenue increased by $14.2 million in 2018 compared to 2017, primarily due to $6.9 million increase in cloud computing costs related to growing cloud-based subscription revenue, as well as a $5.0 million increase in personnel costs, inclusive of a $0.6 million increase in stock-based compensation expense, as a result of an increase in headcount to support our growing customer base. Our increase in total cost of revenue also included a $1.6 million increase in allocated overhead driven largely by IT and facilities costs, a $1.3 million increase in amortization of intangible assets primarily due our acquisition of Komand in July 2017 and tCell in October 2018, a $0.4 million increase in amortization expense for capitalized internally-developed software, and a $0.3 million increase in other costs. These increases were partially offset by a $1.0 million decrease in third-party professional service consulting costs and a $0.3 million decrease in travel and entertainment expenses. Total cost of revenue was not materially impacted by the adoption of ASC 606.
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
Research and development expense increased by $16.8 million in 2018 compared to 2017 primarily due to a $11.3 million increase in personnel costs, a $2.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $1.6 million increase in third-party cloud infrastructure costs related to development of new and future offerings, a $0.6 million increase for a global developers conference, a $0.6 million increase in travel and entertainment expenses and a $0.5 million increase due to the write-off of a capitalized internal-use software project. The $11.3 million increase in personnel costs was primarily due to a $8.8 million increase in salaries and related costs driven by growth in headcount, a $1.0 million increase in acquisition-related bonuses, and a $3.6 million increase in stock-based compensation expense, partially offset by a $2.1 million increase in personnel costs that were capitalized as internal-use software costs.

Sales and Marketing Expense

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Sales and marketing	$123,310	$111,593	$11,717	10.5%
% of revenue	50.5%	55.5%
Sales and marketing expense increased by $11.7 million in 2018 compared to 2017 primarily due to a $21.5 million increase in personnel costs and commissions, inclusive of a $1.8 million increase in stock-based compensation expense, as a result of an increase in headcount to drive additional sales. Our increase in sales and marketing expense also included a $3.9 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.8 million increase in marketing and advertising costs, a $0.5 million in professional consulting fees, a $0.3 million increase in travel and entertainment expense and a $0.2 million increase in other expenses. These increases were partially offset by a $0.6 million decrease in event marketing expense related to a user conference which was held in the prior year and a $2.0 million decrease in partner referral fees. In addition, the sales and marketing expense increase was partially offset by a $12.9 million decrease in personnel costs as a result of capitalized commission costs net of amortization expense due to the adoption of ASC 606.
General and Administrative Expense

	Year Ended December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
General and administrative	$34,993	$30,293	$4,700	15.5%
% of revenue	14.3%	15.1%
General and administrative expense increased by $4.7 million in 2018 compared to 2017 primarily due to a $2.9 million increase in personnel costs, inclusive of a $2.0 million increase in stock-based compensation expense, as a result of an increase in headcount to support our overall company growth, $0.6 million of litigation-related expenses, a $0.6 million increase in allocated overhead, driven largely by an increase in IT and facilities costs, $0.2 million in secondary public offering expenses, $0.1 million in professional fees and a $0.3 million increase in other expenses.
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
Liquidity and Capital Resources
As of December 31, 2019, we had $123.4 million in cash and cash equivalents, $139.0 million of short- and long-term investments that have maturities ranging from 3 months to 2 years and an accumulated deficit of $518.4 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents and investments, cash flow from operations, equity financing transactions, and issuance of convertible senior notes. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
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
The following table shows a summary of our cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$99,565	$51,762	$53,148
Net cash (used in) provided by operating activities	(1,420)	6,066	13,286
Net cash provided by (used in) investing activities	16,811	(193,733)	(22,221)
Net cash provided by financing activities	8,788	236,164	7,268
Effects of exchange rates on cash, cash equivalents and restricted cash	(331)	(694)	281
Cash, cash equivalents and restricted cash at end of period	$123,413	$99,565	$51,762

Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for investing activities such as business acquisitions and purchases of property and equipment.
Operating Activities
Operating activities used $1.4 million of cash in 2019, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash used in operating activities reflected our net loss of $53.8 million and an increase in our net operating assets and liabilities of $15.2 million, offset by non-cash charges of $67.6 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $14.8 million increase in accounts receivable, $13.7 million increase in prepaid expenses and other assets and a $11.3 million increase in deferred contract acquisition and fulfillment costs, which each had a negative impact on operating cash flow. These factors were partially offset by a $18.7 million increase in deferred revenue from sales of our products and services, a $4.7 million increase in accrued expenses, a $1.1 million increase in other liabilities, and a $0.1 million increase in accounts payable, which each had a positive impact on operating cash flow.
Operating activities provided $6.1 million of cash in 2018. Cash provided by operating activities reflected our net loss of $55.5 million, offset by a decrease in our net operating assets and liabilities of $18.2 million and non-cash charges of $43.4 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and issuance costs, provision for doubtful accounts, and other non-cash charges. The decrease in our net operating assets and liabilities was primarily due to a $18.7 million increase in deferred revenue from sales of our products and services, a $6.0 million increase in accrued expenses, a $3.7 million increase in accounts payable, and a $0.4 million increase in other liabilities, which each had a positive impact on operating cash flow. These factors were offset by a $12.8 million increase in deferred contract acquisition and fulfillment costs, a $1.7 million increase in accounts receivable and a $0.3 million increase in prepaid expenses and other assets, which each had a negative impact on operating cash flow.
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
Investing Activities
Investing activities provided $16.8 million of cash in 2019, consisting of $215.0 million of investment sales and maturities, offset by $148.1 million for purchases of investments, $29.4 million in capital expenditures to purchase leasehold improvements and furniture and fixtures, primarily related to office space build-outs including our new corporate headquarters and computer equipment, $14.6 million of cash paid for the acquisition of NetFort and $6.1 million for capitalization of internal-use software costs.
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
Financing Activities
Financing activities provided $8.8 million of cash in 2019, which consisted primarily of $10.2 million in proceeds from the exercise of stock options and $5.5 million in proceeds from the issuance of common stock purchased by employees under the

Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), partially offset by $6.9 million in withholding taxes paid for the net share settlement of equity awards.
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
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2019:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Convertible senior notes principal	$—	$230,000	$—	$—	$230,000
Convertible senior notes interest	2,875	8,625	—	—	11,500
Operating leases	12,151	37,121	30,572	24,915	104,759
Non-cancellable purchase obligations	28,124	30,420	138	—	58,682
Total	$43,150	$306,166	$30,710	$24,915	$404,941
The commitment amounts in the table above are associated with agreements that are enforceable and legally binding. The table does not include obligations under agreements that we can cancel without a significant penalty.
We lease our office facilities under non-cancellable operating leases. As of December 31, 2019, we have leases that expire at various dates through 2029. Certain of our operating leases require real estate taxes, common area maintenance and insurance payments, which are expensed when incurred and not included in the commitments table noted above.
The non-cancellable purchase obligations in the table above include cloud infrastructure services, including with Amazon Web Services (AWS), software subscriptions and the build-out of our new corporate headquarters.
In January 2020, we amended our contract with AWS which increased our total purchase obligation by $15.0 million, $40.0 million and $50.0 million in 2021, 2022 and 2023, respectively, for a total additional $105.0 million from the amounts that are included in the table above.
As of December 31, 2019, we had a total of $8.0 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect until 2020. We intend to renew certain of these letters of credit annually over the term of the office space leases or corporate credit card programs.
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
Revenue Recognition
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightIDR, InsightVM, InsightAppSec, and InsightConnect products, (2) managed services offerings which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit and AppSpider products, and associated content subscriptions for our Nexpose and Metasploit products. We also generate appliance revenue that is included in our products revenue. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose, Metasploit and AppSpider. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services, penetration testing and security advisory services. Our deployment services educate and assist our customers on the best use and best practices to deploy our solutions.
We adopted ASC 606 on January 1, 2018 using the modified retrospective method. The adoption of ASC 606 resulted in a cumulative adjustment to increase our accumulated deficit as of January 1, 2018. Comparative prior periods were not adjusted.
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these products or services. To achieve the core principle of this standard, we apply the following five steps:
        1) Identify the contract with a customer
We consider the terms and conditions of the contracts and our customary business practices in identifying our contracts. We determine we have a contract with a customer when the contract is approved, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms for the services, and we have determined the customer has the ability and intent to pay and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
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
Sales through our channel network of distributors and resellers are generally discounted as compared to the price that we would sell to an end user. Revenue for sales through our channel network is recorded net of any distributor or reseller margin.
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
•We generate cloud-based subscription revenue primarily from sales of subscriptions to access our cloud platform, together with related support services to our customers. These arrangements do not provide the customer with the right to take possession of our software operating on our cloud platform at any time. Instead, customers are granted continuous access to our cloud platform over the contractual period. Revenue is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our cloud-based subscription contracts generally have annual or multi-year contractual terms which are billed in advance of the annual subscription period and are non-cancellable.
•Managed services offerings consist of fees generated when we operate our software and provide our capabilities on behalf of our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our managed services offerings generally have annual or multi-year contractual terms which are billed in advance of the annual subscription period and are non-cancellable.
•Revenue related to our content subscriptions associated with our software licenses is recognized ratably over the contractual period.
•Some of our customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at our SSP.
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
Professional Services
All of our professional services are considered distinct performance obligations when sold stand alone or with other products. These contracts generally have terms of one year or less. For the majority of these arrangements, revenue is recognized over time based upon the proportion of work performed to date.
Other
Other revenue primarily includes revenue from delivery of appliances and other miscellaneous revenue.
Contracts with Multiple Performance Obligations
The majority of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine SSP of our products and services based on our overall pricing objectives using all information reasonably available to us, taking into consideration market conditions and other factors, including the geographic locations of our customers, negotiated discounts from price lists and selling method (i.e., partner or direct). When available, we use directly observable stand-alone transactions to determine SSP. When not regularly sold on a stand-alone basis, we estimate SSP for our products and services utilizing historical sales data, including discounts from list price. The historical data is aggregated and analyzed by geographic location and selling method to establish a median or average price. Once SSP is established it is applied consistently to all transactions involving that product or service utilizing a portfolio approach.
ASC 605 Revenue Accounting Policy
For periods prior to January 1, 2018, revenue was recognized in accordance with ASC 605. Under ASC 605, revenue was recognized when all of the following criteria were met: (1) Persuasive evidence of an arrangement existed, (2) delivery had occurred, (3) the sales price was fixed or determinable and (4) collectability was probable.
Substantially all of our software licenses were sold in multiple-element arrangements that included maintenance and support and content subscriptions, and in addition could include cloud-based subscriptions, professional services and/or managed services. All of these elements were considered to be software elements other than cloud-based subscriptions and managed services which were non-software elements. Non-software elements included in multiple-element arrangements consist of a single deliverable that had stand-alone value and represented a single unit of accounting. We determined that we did not have vendor-specific objective evidence (VSOE), of the selling price for the elements comprising these multiple-element arrangements as our software licenses were generally not sold on a stand-alone basis and we purposefully employed variable pricing for our offerings in order to meet customer purchase requirements along the multiple price points of the demand curve.
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
When a multiple-element arrangement included both software elements and non-software elements, the total arrangement consideration was first allocated between the software elements and the non-software elements based on the selling price hierarchy, which included (1) VSOE, if available, (2) third-party evidence (TPE), if VSOE was not available or (3) best estimate of selling price (BESP), if neither VSOE nor TPE was available. We were not able to establish a selling price for any element using VSOE or TPE. We determined BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration included our discounting practices, the size and volume of our transactions, our price lists, historical standalone sales and contract prices. The determination of BESP was made in consultation with, and was approved by, our management. The portion of the consideration allocated to the non-software elements was recognized ratably over the service period of the non-software elements, assuming all other criteria for revenue recognition had been met. The portion of the consideration allocated to software elements was recognized as described above.

With respect to our managed services and cloud-based subscription offerings sold on a stand-alone basis, we recognized revenue ratably over the term of the managed service agreement or subscription, assuming that the other criteria for revenue recognition were met.
We recognized revenue from professional services sold on a stand-alone basis as those services were rendered.
Deferred Contract Acquisition and Fulfillment Costs
We adopted ASC 606 on January 1, 2018 using the modified retrospective method. The adoption of ASC 606 resulted in a cumulative adjustment to increase our accumulated deficit as of January 1, 2018. Comparative prior periods were not adjusted. In accordance with ASC 606, we capitalize commission expenses paid to internal sales personnel and partner referral fees that are incremental costs to obtaining customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. Costs to obtain a contract for a new customer, up-sell or cross-sell are amortized on a straight-line basis over an estimated period of benefit of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determined the estimated period of benefit by taking into consideration the contractual term and expected renewals of customer contracts, our technology and other factors, including the fact that commissions paid on renewals are not commensurate with commissions paid on initial sales transactions. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period. Costs to obtain a contract for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements are one year or less.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Japan, Singapore and Australia. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. During the years ended December 31, 2019 and 2018, the effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities would not have been material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of December 31, 2019, we had cash and cash equivalents of $123.4 million consisting of bank deposits and money market funds and short- and long-term investments of $139.0 million consisting of U.S. Government agencies, commercial paper, corporate bonds, agency bonds and asset-backed securities. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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
In August 2018, we issued $230.0 million aggregate principal amount of 1.25% convertible senior notes due in 2023. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of December 31, 2019, the fair value of our Notes was $342.7 million.
As of December 31, 2019, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rapid7, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission,

Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of revenue recognition as of January 1, 2018 due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of standalone selling prices of revenue performance obligations
As discussed in Note 2 to the consolidated financial statements, the Company recognized products revenue of $261.1 million, maintenance and support revenue of $36.8 million and professional services revenue of $29.1 million for the year ended December 31, 2019. The Company allocates value to each distinct performance obligation on a relative standalone selling price basis. The Company determines standalone selling price based on pricing objectives, taking into consideration market conditions and other factors, including the geographic locations of customers, negotiated discounts from price lists and selling method,
We identified the evaluation of standalone selling prices for the Company’s products and services as a critical audit matter. Subjective auditor judgment is involved in evaluating the Company’s assumptions regarding market conditions and pricing practices where there is no direct observable data available, including historical sales data and discounts from list price.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls in the Company’s revenue process, including controls over the determination of standalone selling prices, and the assumptions described above. We evaluated the Company’s estimated standalone selling prices, including their compliance with the Company’s accounting policy, by assessing available, relevant external information and comparing the estimated standalone selling prices to internal historical disaggregated sales data, including discounts from list price, by geographic location and selling method. We selected a sample of customer agreements and read contract source documents to assess the relevance and reliability of the historical sales data used by the Company to estimate standalone selling prices, and tested the mathematical accuracy of the median or average discount from list price for the products and services.
/s/ KPMG LLP
We have served as the Company's auditor since 2013.
Boston, Massachusetts
February 28, 2020

RAPID7, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$123,413	$99,565
Short-term investments	116,158	159,210
Accounts receivable, net of allowance for doubtful accounts of $1,829 and $1,624 at December 31, 2019 and 2018, respectively	87,927	74,935
Deferred contract acquisition and fulfillment costs, current portion	17,047	12,321
Prepaid expenses and other current assets	20,051	9,746
Total current assets	364,596	355,777
Long-term investments	22,887	44,892
Property and equipment, net	50,670	17,523
Operating lease right-of-use assets	60,984	—
Deferred contract acquisition and fulfillment costs, non-current portion	34,213	27,634
Goodwill	97,866	88,420
Intangible assets, net	28,561	23,955
Other assets	5,136	1,168
Total assets	$664,913	$559,369
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	6,836	7,048
Accrued expenses	41,021	37,376
Operating lease liabilities, current portion	7,179	—
Deferred revenue, current portion	231,518	189,855
Other current liabilities	119	707
Total current liabilities	286,673	234,986
Convertible senior notes, net	185,200	174,688
Operating lease liabilities, non-current portion	72,294	—
Deferred revenue, non-current portion	36,226	58,716
Other long-term liabilities	1,352	3,660
Total liabilities	581,745	472,050
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at December 31, 2019 and 2018; 0 shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at December 31, 2019 and 2018; 50,397,922 and 48,087,257 shares issued at December 31, 2019 and 2018, respectively; 49,911,114 and 47,600,449 shares outstanding at December 31, 2019 and 2018, respectively	499	476
Treasury stock, at cost, 486,808 shares at December 31, 2019 and 2018	(4,764)	(4,764)
Additional paid-in-capital	605,650	556,223
Accumulated other comprehensive loss	213	(31)
Accumulated deficit	(518,430)	(464,585)
Total stockholders’ equity	83,168	87,319
Total liabilities and stockholders’ equity	$664,913	$559,369
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Products	$261,119	$168,571	$116,748
Maintenance and support	36,778	42,223	46,268
Professional services	29,050	33,297	37,924
Total revenue	326,947	244,091	200,940
Cost of revenue:
Products	59,684	39,810	25,583
Maintenance and support	8,495	7,678	7,491
Professional services	22,967	23,595	23,836
Total cost of revenue	91,146	71,083	56,910
Total gross profit	235,801	173,008	144,030
Operating expenses:
Research and development	79,364	67,743	50,938
Sales and marketing	157,722	123,310	111,593
General and administrative	44,710	34,993	30,293
Total operating expenses	281,796	226,046	192,824
Loss from operations	(45,995)	(53,038)	(48,794)
Other income (expense), net:
Interest income	6,014	3,229	862
Interest expense	(13,389)	(4,934)	(87)
Other income (expense), net	(433)	(336)	313
Loss before income taxes	(53,803)	(55,079)	(47,706)
Provision for (benefit from) income taxes	42	466	(2,236)
Net loss	$(53,845)	$(55,545)	$(45,470)
Net loss per share, basic and diluted	$(1.10)	$(1.20)	$(1.06)
Weighted-average common shares outstanding, basic and diluted	48,731,791	46,456,825	42,952,950
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(53,845)	$(55,545)	$(45,470)
Other comprehensive income (loss):
Change in fair value of investments	244	8	(23)
Adjustment for net losses realized and included in net loss	—	—	3
Total change in unrealized gains (losses) on investments	244	8	(20)
Comprehensive loss	$(53,601)	$(55,537)	$(45,490)
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2016	42,555	$426	464	$(4,391)	$435,360	$(19)	$(389,338)	$42,038
Stock-based compensation expense	—	—	—	—	19,541	—	—	19,541
Cumulative-effect adjustment for the adoption of ASU 2016-09	—	—	—	—	105	—	(105)	—
Issuance of common stock under employee stock purchase plan	247	3	—	—	2,911	—	—	2,914
Vesting of restricted stock units	436	4	—	—	(4)	—	—	—
Forfeiture of restricted stock awards	(21)	—	—	—	—	—	—	—
Shares withheld for employee taxes	(50)	(1)	23	(373)	(324)	—	—	(698)
Issuance of common stock upon exercise of stock options	887	9	—	—	5,839	—	—	5,848
Net unrealized loss on investments	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(45,470)	(45,470)
Balance, December 31, 2017	44,054	$441	487	$(4,764)	$463,428	$(39)	$(434,913)	$24,153
Stock-based compensation expense	—	—	—	—	27,593	—	—	27,593
Cumulative-effect adjustment for the adoption of ASC 606	—	—	—	—	—	—	25,873	25,873
Equity component of convertible senior notes, net	—	—	—	—	52,194	—	—	52,194
Purchase of capped calls related to convertible senior notes	—	—	—	—	(26,910)	—	—	(26,910)
Issuance of common stock related to secondary offering	1,500	15	—	—	30,892	—	—	30,907
Issuance of common stock under employee stock purchase plan	219	2	—	—	3,635	—	—	3,637
Vesting of restricted stock units	973	10	—	—	(10)	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—
Shares withheld for employee taxes	(88)	(1)	—	—	(2,196)	—	—	(2,197)
Issuance of common stock upon exercise of stock options	945	9	—	—	7,597	—	—	7,606
Net unrealized gain on investments	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(55,545)	(55,545)
Balance, December 31, 2018	47,600	$476	487	$(4,764)	$556,223	$(31)	$(464,585)	$87,319
Stock-based compensation expense	—	—	—	—	40,664	—	—	40,664
Issuance of common stock under employee stock purchase plan	185	2	—	—	5,519	—	—	5,521
Vesting of restricted stock units	1,292	13	—	—	(13)	—	—	—
Shares withheld for employee taxes	(134)	(2)	—	—	(6,950)	—	—	(6,952)
Issuance of common stock upon exercise of stock options	968	10	—	—	10,207	—	—	10,217
Net unrealized gain on investments	—	—	—	—	—	244	—	244
Net loss	—	—	—	—	—	—	(53,845)	(53,845)
Balance, December 31, 2019	49,911	$499	487	$(4,764)	$605,650	$213	$(518,430)	$83,168
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(53,845)	$(55,545)	$(45,470)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,528	11,097	7,628
Amortization of debt discount and issuance costs	10,513	3,831	—
Stock-based compensation expense	40,664	27,593	19,541
Provision for doubtful accounts	2,241	740	905
Deferred income taxes	(645)	(69)	(2,860)
Foreign currency re-measurement (gain) loss	255	757	(364)
Other non-cash items	(1,889)	(506)	209
Changes in assets and liabilities:
Accounts receivable	(14,800)	(1,685)	(25,217)
Deferred contract acquisition and fulfillment costs	(11,306)	(12,790)	—
Prepaid expenses and other assets	(13,691)	(287)	(74)
Accounts payable	92	3,675	(2,257)
Accrued expenses	4,759	6,018	6,758
Deferred revenue	18,686	22,870	55,437
Other liabilities	1,018	367	(950)
Net cash (used in) provided by operating activities	(1,420)	6,066	13,286
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,607)	(14,460)	(14,717)
Purchases of property and equipment	(29,428)	(12,813)	(4,824)
Capitalization of internal-use software	(6,087)	(3,265)	(1,162)
Purchases of investments	(148,047)	(233,421)	(35,190)
Sales and maturities of investments	214,980	70,226	33,672
Net cash used in investing activities	16,811	(193,733)	(22,221)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs of $6,879	—	223,121	—
Purchase of capped calls related to convertible senior notes	—	(26,910)	—
Proceeds from follow-on public offering, net of offering costs of $608	—	30,907	—
Deferred business acquisition payment	—	—	(796)
Taxes paid related to net share settlement of equity awards	(6,952)	(2,197)	(698)
Proceeds from employee stock purchase plan	5,521	3,637	2,914
Proceeds from stock option exercises	10,219	7,606	5,848
Net cash provided by financing activities	8,788	236,164	7,268
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(331)	(694)	281
Net increase (decrease) in cash, cash equivalents and restricted cash	23,848	47,803	(1,386)
Cash, cash equivalents and restricted cash, beginning of period	99,565	51,762	53,148
Cash, cash equivalents and restricted cash, end of period	$123,413	$99,565	$51,762
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$2,779	$—	$—
Cash paid for income taxes, net of refunds	$400	$188	$801
Non-cash investing activities:
Leasehold improvements acquired through tenant improvement allowance	$14,016	$—	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$123,413	$99,565	$51,562
Restricted cash in other assets	—	—	200
Total cash, cash equivalents and restricted cash	$123,413	$99,565	$51,762
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
(2) Summary of Significant Accounting Policies
(a)Basis of Presentation and Consolidation
The accompanying consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
(b)Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the determination of the estimated economic life of perpetual licenses for revenue recognition, the determination of standalone selling prices in revenue transactions with multiple performance obligations, the estimated period of benefit for deferred contract acquisition and fulfillment costs, the useful lives of long-lived assets, the valuation of allowance for doubtful accounts, the valuation of stock-based compensation, the valuation of intangible assets acquired in a business combination, the incremental borrowing rate for operating leases and the valuation for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results could differ from those estimates.
(c)Revenue Recognition
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightIDR, InsightVM, InsightAppSec and InsightConnect products, (2) managed services offerings which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit and AppSpider products, and associated content subscriptions for our Nexpose and Metasploit products. We also generate appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers. We generate maintenance and support revenue associated with customers’ purchases of our software licenses for Nexpose, Metasploit and AppSpider. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services, penetration testing and security advisory services. Our deployment services educate and assist our customers on the best use and best practices to deploy our solutions.
We adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606) on January 1, 2018 using the modified retrospective method. The adoption of ASC 606 resulted in a cumulative adjustment to increase our accumulated deficit by $25.9 million at January 1, 2018, which included a $0.9 million increase in deferred revenue and $0.4 million increase in deferred tax liabilities, offset by a $27.1 million increase in deferred contract asset and fulfillment costs. As a result of the adoption of ASC 606, the net loss on our consolidated statement of operations for the year ended December 31, 2018 was decreased by $0.6 million. The change in the net loss was primarily due to a $12.9 million decrease in sales and marketing expense, due to the capitalization of commissions, partially offset by a $11.8 million decrease in revenue, primarily due to a decrease in perpetual license revenue and a $0.3 million increase in provision to income taxes due additional deferred taxes for the temporary differences between the accounting and tax treatment of capitalized costs to obtain and fulfill a contract. The adoption of ASC 606 resulted in offsetting changes in operating assets and liabilities and had no impact on net cash flow from operations.
We recognize revenue when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these products or services. To achieve the core principle of this standard, we apply the following five steps:
         1) Identify the contract with a customer
We consider the terms and conditions of the contracts and our customary business practices in identifying our contracts. We determine we have a contract with a customer when the contract is approved, we can identify each party’s rights regarding the services to be transferred, we can identify the payment terms for the services, and we have determined the customer has the ability and intent to pay and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
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
Sales through our channel network of distributors and resellers are generally discounted as compared to the price that we would sell to an end user. Revenue for sales through our channel network is recorded net of any distributor or reseller margin.
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
•We generate cloud-based subscription revenue primarily from sales of subscriptions to access our cloud platform, together with related support services to our customers. These arrangements do not provide the customer with the right to take possession of our software operating on our cloud platform at any time. Instead, customers are granted continuous access to our cloud platform over the contractual period. Revenue is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our cloud-based subscription contracts generally have annual or multi-year contractual terms which are billed in advance of the annual subscription period and are non-cancellable.
•Managed services offerings consist of fees generated when we operate our software and provide our capabilities on behalf of our customers. Revenue is recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our managed services offerings generally have annual or multi-year contractual terms which are billed in advance of the annual subscription period and are non-cancellable.
•Revenue related to our content subscriptions associated with our software licenses is recognized ratably over the contractual period.
•Some of our customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right as they are priced at our SSP.
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
Professional Services
All of our professional services are considered distinct performance obligations when sold stand alone or with other products. These contracts generally have terms of one year or less. For the majority of these arrangements, revenue is recognized over time based upon the proportion of work performed to date.
Other
Other revenue primarily includes revenue from delivery of appliances and other miscellaneous revenue.

Contracts with Multiple Performance Obligations
The majority of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine SSP of our products and services based on our overall pricing objectives using all information reasonably available to us, taking into consideration market conditions and other factors, including the geographic locations of our customers, negotiated discounts from price lists and selling method (i.e., partner or direct). When available, we use directly observable stand-alone transactions to determine SSP. When not regularly sold on a stand-alone basis, we estimate SSP for our products and services utilizing historical sales data, including discounts from list price. The historical data is aggregated and analyzed by geographic location and selling method to establish a median or average price. Once SSP is established it is applied consistently to all transactions including that product or service utilizing a portfolio approach.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the year ended December 31, 2019, we recognized revenue of $186.7 million that was included in the corresponding contract liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we would record a contract asset. As of December 31, 2019 and 2018, unbilled receivables of $0.8 million and $0.3 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of December 31, 2019 and 2018, we have no contract assets recorded on our consolidated balance sheet.
ASC 605 Revenue Accounting Policy
For periods prior to January 1, 2018, revenue was recognized in accordance with ASC 605. Under ASC 605, revenue was recognized when all of the following criteria were met: (1) Persuasive evidence of an arrangement existed, (2) delivery had occurred, (3) the sales price was fixed or determinable and (4) collectability was probable.
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
When a multiple-element arrangement included both software elements and non-software elements, the total arrangement consideration was first allocated between the software elements and the non-software elements based on the selling price hierarchy, which included (1) VSOE, if available, (2) third-party evidence, or TPE, if VSOE was not available or (3) best estimate of selling price, or BESP, if neither VSOE nor TPE was available. We were not able to establish a selling price for any element using VSOE or TPE. We determined BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration included our discounting practices, the size and volume of our transactions, our price lists, historical standalone sales and contract prices. The portion of the consideration allocated to the non-software elements was recognized ratably over the service period of the non-software elements, assuming all other criteria for revenue recognition had been met. The portion of the consideration allocated to software elements was recognized as described above.
With respect to our managed services and cloud-based subscription offerings sold on a stand-alone basis, we recognized revenue ratably over the term of the managed service agreement or subscription, assuming that the other criteria for revenue recognition were met.
We recognized revenue from professional services sold on a stand-alone basis as those services were rendered.
(d)Cash and Cash Equivalents
We consider all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2019 and 2018, $106.8 million and $58.6 million, respectively, of our cash equivalents were invested in money market funds and commercial paper.
(e)Restricted Cash
As of December 31, 2017, we had $0.2 million of restricted cash recorded on our balance sheet in other non-current assets as collateral for a credit card program. This restricted cash was released during 2018, therefore as of December 31, 2019 and 2018, we had no restricted cash on our balance sheet.
(f)Investments
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
(g)Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering specific customer collection issues and historical write-off trends to determine whether an allowance is appropriate. Accounts receivable are charged against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Additions to the allowance for doubtful accounts are recorded in general and administrative expense in the consolidated statement of operations. We do not have any off-balance sheet credit exposure related to our customers. The following table displays the changes in our allowance for doubtful accounts:

Amount
(in thousands)
Balance at December 31, 2016	$1,061
Additions, net of recoveries	905
Less write-offs	(488)
Balance at December 31, 2017	1,478
Additions, net of recoveries	740
Less write-offs	(594)
Balance at December 31, 2018	1,624
Additions, net of recoveries	2,241
Less write-offs	(2,036)
Balance at December 31, 2019	$1,829
(h)Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and short-term and long-term investments. Deposits held with banks may exceed the amount of insurance provided on such deposits. We have not experienced any losses in such accounts and believe that we are not exposed to any significant risk.
We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of customers’ financial condition are performed. We maintain reserves for potential credit losses. No single customer, including channel partners, accounted for 10% or more of our total revenues in 2019, 2018 or 2017 or accounts receivable as of December 31, 2019 or 2018.
Our short-term and long-term investments primarily consist of commercial paper, corporate bonds, agency bonds, U.S. Government agencies and asset-backed securities. All of our investments are highly-rated by credit rating agencies and are issued by organizations with reputable credit, and therefore bear minimal credit risk.
(i)Deferred Contract Acquisition and Fulfillment Costs
We adopted ASC 606 on January 1, 2018 using the modified retrospective method. The adoption of ASC 606 resulted in a cumulative adjustment to increase our accumulated deficit as of January 1, 2018. Comparative prior periods were not adjusted. In accordance with ASC 606, we capitalize commission expenses paid to internal sales personnel and partner referral fees that are incremental costs to obtaining customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. Costs to obtain a contract for a new customer, up-sell or cross-sell are amortized on a straight-line basis over an estimated period of benefit of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determined the estimated period of benefit by taking into consideration the contractual term and expected renewals of customer contracts, our technology and other factors, including the fact that commissions paid on renewals are not commensurate with commissions paid on initial sales transactions. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period. Costs to obtain a contract for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements are one year or less.
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

For periods prior to January 1, 2018, sales commissions were recognized in the period that the commissions were earned by our employees, which was typically upon signing of an arrangement.
(j)Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The following table presents the useful lives of our property and equipment:

Useful Lives
Computer equipment and software	3 years
Furniture and fixtures	5 - 7 years
Leasehold improvements	Shorter of the useful life of the asset or the lease term
Repairs and maintenance costs are expensed as incurred.
(k)Software Development Costs
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
With respect to software developed for internal use, we capitalize qualifying internal costs, such as payroll and benefits of those employees directly associated with the development of the software, and other qualifying consulting costs. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. We capitalized $6.1 million, $3.3 million and $1.2 million of costs related to software developed for internal use in the years ended December 31, 2019, 2018 and 2017, respectively.
(l)Leases
Effective January 1, 2019, we adopted FASB ASU 2016-02, Leases (Topic 842), as amended (ASC 842). In accordance with ASC 842, at the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease. Most leases with a term greater than one year are recognized on the consolidated balance sheet as right-of-use (ROU) assets, lease liabilities and, if applicable, long-term lease liabilities. We have elected not to recognize on the balance sheet leases with terms of one year or less. For contracts with lease and non-lease components, we have elected not to allocate the contract consideration and to account for the lease and non-lease components as a single lease component.
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

(m)Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When such events or changes in circumstances occur, recoverability of these assets is measured by a comparison of the carrying value of the assets to the future net undiscounted cash flows directly associated with the assets. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the assets. For the year ended December 31, 2019, we determined there were no indicators of impairment of our long-lived assets.
(n)Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Acquisition-related transaction costs are expensed as incurred. Determining the fair value of assets and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to intangible assets. While we use our best estimates and assumptions as part of the purchase price allocation to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. Acquisition-related transaction costs are expensed as incurred.
(o)Goodwill
Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized but is tested for impairment at least annually or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred.
We test goodwill for impairment on the last day of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. For our goodwill impairment analysis, we operate with a single reporting unit. To test goodwill impairment, we perform a single-step goodwill impairment test to identify potential goodwill impairment. The single-step impairment test begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. In performing the single step of the goodwill impairment testing and measurement process, we estimated the fair value of our single reporting unit using our market capitalization. Based upon our assessment performed as of December 31, 2019, we concluded the fair value of our single reporting unit exceeded its' carrying value and there was no impairment of goodwill.
(p)Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. We translate all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities using historical exchange rates. Foreign currency denominated expenses are re-measured using the average exchange rates for the period. Foreign currency transaction and re-measurement gains and losses are included in other income (expense), net. In 2019, we recorded foreign currency transactional losses of $(0.2) million. In 2018 and 2017, we recorded nominal foreign currency transactional gains (losses). In 2019, 2018 and 2017, we recorded foreign currency re-measurement gains (losses) of $(0.3) million, $(0.8) million and $0.4 million, respectively.
(q)Stock-Based Compensation
Stock-based compensation expense related to our stock options, restricted stock awards (RSAs), restricted stock units (RSUs) and purchase rights issued under our 2015 Employee Stock Purchase Plan (ESPP) is calculated based on the estimated fair value of the award on the grant date. The fair value is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. We recognize forfeitures as they occur and do not estimate a forfeiture rate when calculating the stock-based compensation expense.
The fair values of RSAs and RSUs are based on the closing market price of our common stock on the Nasdaq Global Market on the date of grant. The fair values of stock options and ESPP purchase rights are estimated on the grant date using the Black-Scholes option pricing model which requires management to make a number of assumptions, including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of grant. These estimates involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.
(r)Advertising
Advertising costs are expensed as incurred, and are recorded in sales and marketing expense in our consolidated statement of operations. We incurred $12.8 million, $8.9 million and $8.4 million in advertising expense in 2019, 2018 and 2017, respectively.
(s)Income Taxes
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
(t)Net Loss per Share
We calculate basic net loss per share by dividing our net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, RSAs, RSUs, the impact of our ESPP and the impact of the conversion spread of our consolidated senior notes (Notes). Basic and diluted net loss per share was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.
(u)Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In February 2016, the FASB issued ASU 2016-02, Leases, (Topic 842), as amended (ASC 842), which required companies to recognize on the balance sheet the assets and liabilities for the rights and obligations created by the leased asset. We adopted this standard effective January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. We also elected to implement the new standard at the adoption date with a cumulative-effect adjustment, if any, recognized to the opening balance of accumulative deficit in the period of adoption.
For comparability purposes, we will continue to comply with the previous disclosure requirements in accordance with the existing lease guidance for all periods presented in the year of adoption. We elected the package of practical expedients as permitted under the transition guidance, which allowed us: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and (3) not reassess the treatment of initial direct costs of existing leases. In addition, we elected an accounting policy to not recognize leases with an initial term of one year or less on the balance sheet.
Upon the adoption of this standard on January 1, 2019, we recognized a total lease liability of $21.3 million, representing the present value of the minimum rental payments as of the adoption date and a right-of-use asset in the amount of $15.4 million. We did not have any finance leases (formerly referred to as capital leases prior to the adoption of ASC 842), therefore there was no change in accounting treatment required.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements for fair value measurements. The new standard will be effective for us in the first quarter of 2020. We do not expect this ASU to have an impact on our consolidated financial statements.
(3)Revenue from Contracts with Customers
The following table summarizes revenue from contracts with customers for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Subscription revenue	$220,589	$137,442
Term and perpetual software licenses	38,931	28,200
Maintenance and support	36,778	42,223
Professional services	29,050	33,297
Other	1,599	2,929
Total revenue	$326,947	$244,091
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our product or service for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
United States	$264,852	$199,852
All other	62,095	44,239
Total revenue	$326,947	$244,091
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2019. The estimated revenues do not include unexercised contract renewals.

	2020	2021	2022 and thereafter
	(in thousands)
Subscription revenue	$182,283	$23,538	$6,841
Term and perpetual software licenses	26,164	10,127	5,496
Maintenance and support	22,607	2,791	805

The amounts presented in the table above primarily consist of fixed fees which are typically recognized ratably as the performance obligation is satisfied.
As of December 31, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied associated with professional services was $12.7 million. We will recognize this revenue as the professional services are completed, which is expected to occur within the next 12 months or less.
(4)Business Combinations
NetFort Technologies Limited
On April 1, 2019, we acquired NetFort Technologies Limited (NetFort), a provider of end-to-end network traffic visibility and analytics across cloud, virtual and physical platforms for a purchase price of $16.1 million. The $16.1 million purchase price was funded with cash. We expensed the related acquisition costs of $0.5 million in general and administrative expense.
The following table summarizes the allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase price	$16,130

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	1,523
Other net working capital	325
Deferred revenue	(487)
Deferred tax liability	(761)
Intangible asset	6,084
Total identifiable net assets assumed	6,684
Goodwill	9,446
Total purchase price allocation	$16,130
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
Following the acquisition, certain retained employees and non-employee contractors of NetFort received an aggregate of 123,623 restricted stock units (RSUs), which will vest over a maximum of three years. The vesting of the RSUs are subject to the employee's continued service with us. Accordingly, stock-based compensation expense associated with the RSUs will be expensed as incurred in our post-acquisition financial statements.
Proforma results of operations have not been included, as the acquisition of NetFort was not material to our results of operations for any periods presented.

tCell.io, Inc.
On October 15, 2018, we acquired tCell.io, Inc. (tCell) for total cash consideration of $15.4 million. We expensed the related acquisition costs of $0.1 million in general and administrative expense.
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair value of goodwill and intangible assets were $5.3 million and $9.2 million, respectively. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible asset were not deductible for tax purposes.
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
(5)Fair Value Measurements and Investments
We measure certain financial assets and liabilities at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:
•Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability.
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
The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$106,781	$—	$—	$106,781
Corporate bonds	—	60,878	—	60,878
U.S. Government agencies	36,979	—	—	36,979
Commercial paper	—	19,966	—	19,966
Agency bonds	—	12,242	—	12,242
Asset-backed securities	—	8,980	—	8,980
Total assets	$143,760	$102,066	$—	$245,826

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$55,646	$—	$—	$55,646
U.S. Government agencies	74,481	—	—	74,481
Commercial paper	—	57,554	—	57,554
Corporate bonds	—	48,495	—	48,495
Agency bonds	—	19,087	—	19,087
Asset-backed securities	—	7,483	—	7,483
Total assets	$130,127	$132,619	$—	$262,746
As of December 31, 2019, the fair value of our 1.25% convertible senior notes due 2023 (Notes), as further described in Note 9, Convertible Senior Notes and Capped Calls, was $342.7 million based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes. We had no financial liabilities measured and recorded at fair value on a recurring basis as of December 31, 2019 and 2018.
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. Government agencies	$36,880	$99	$—	$36,979
Corporate bonds	60,803	77	(2)	60,878
Commercial paper	19,965	1	—	19,966
Agency bonds	12,198	44	—	12,242
Asset-backed securities	8,986	1	(7)	8,980
Total	$138,832	$222	$(9)	$139,045

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. Government agencies	$71,480	$20	$(17)	$71,483
Commercial paper	57,554	—	—	57,554
Corporate bonds	48,532	15	(52)	48,495
Agency bonds	19,077	16	(6)	19,087
Asset-backed securities	7,490	—	(7)	7,483
Total	$204,133	$51	$(82)	$204,102
As of December 31, 2019 and 2018, our available-for-sale investments had maturities ranging from 3 months to 2 years.
Our available-for-sale investments as of December 31, 2018 included $3.0 million of U.S. Government agencies investments which are classified as cash and cash equivalents as the original maturity was less than three months.

For all of our investments for which the amortized cost basis was greater than the fair value at December 31, 2019 and 2018, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
(6) Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Beginning balance	$39,955	$27,165
Capitalization of contract acquisition and fulfillment costs	26,109	22,765
Amortization of deferred contract acquisition and fulfillment costs	(14,804)	(9,975)
Ending balance	$51,260	$39,955
(7) Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of December 31,
	2019	2018
	(in thousands)
Computer equipment and software	$13,106	$18,724
Furniture and fixtures (1)	7,522	5,580
Leasehold improvements(1)	44,050	19,437
Total	64,678	43,741
Less accumulated depreciation	(14,008)	(26,218)
Property and equipment, net	$50,670	$17,523
(1) As of December 31, 2019, $30.2 million and $4.0 million of leasehold improvements and furniture and fixtures, respectively, related to our new Boston, Massachusetts corporate headquarters. As of December 31, 2018, leasehold improvements included $4.0 million of construction-in progress related to our new corporate headquarters facility.
In 2019, we disposed of $9.2 million, $8.7 million and $3.3 million of computer equipment and software, leasehold improvements and furniture and fixtures, respectively, of fully depreciated assets which were no longer in use.
We recorded depreciation expense of $9.0 million, $6.5 million and $4.8 million in 2019, 2018 and 2017, respectively.
(8)Goodwill and Intangible Assets
Goodwill was $97.9 million and $88.4 million as of December 31, 2019 and 2018, respectively. There were no goodwill impairment charges in 2019, 2018 or 2017. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2017	$83,164
tCell acquisition	5,256
Balance at December 31, 2018	$88,420
NetFort acquisition	9,446
Balance at December 31, 2019	$97,866

The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of December 31, 2019			As of December 31, 2018
	Weighted- Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.4	$35,855	$(16,080)	$19,775	$29,771	$(9,741)	$20,030
Customer relationships	6.7	1,000	(641)	359	1,000	(504)	496
Trade names	6.1	519	(519)	—	519	(516)	3
Non-compete agreements	2.0	40	(40)	—	40	(40)	—
Total acquired intangible assets		37,414	(17,280)	20,134	31,330	(10,801)	20,529
Internal-use software		9,873	(1,446)	8,427	3,786	(360)	3,426
Total intangible assets		$47,287	$(18,726)	$28,561	$35,116	$(11,161)	$23,955
Intangible assets are expensed on a straight-line basis over the useful life of the asset. We recorded amortization expense of $7.5 million, $4.6 million and $2.8 million in 2019, 2018 and 2017, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of December 31, 2019 is as follows (in thousands):

2020	$8,580
2021	7,785
2022	4,914
2023	2,667
2024	304
2025 and thereafter	—
Total	$24,250
The table above excludes the impact of $4.3 million of capitalized internal-use software costs for projects that have not been completed as of December 31, 2019, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
(9)Convertible Senior Notes and Capped Calls
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
During the three months ended December 31, 2019, the conversion feature of the Notes was triggered as the last reported price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the Notes are currently convertible, in whole or in part, at the option of the holders between January 1, 2020 through March 31, 2020. Whether the Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. We had not received any conversion notices through the issuance date of our audited consolidated financial statements. Since we have the election of repaying the Notes in cash, shares of our common stock, or a combination of both, we have continued to classify the Notes as long-term debt on our consolidated balance sheet as of December 31, 2019.
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

The net carrying amount of the liability component of the Notes was as follows:

	As of December 31,
	2019	2018
	(in thousands)
Principal	$230,000	$230,000
Unamortized debt discount	(40,768)	(50,334)
Unamortized issuance costs	(4,032)	(4,978)
Net carrying amount	$185,200	$174,688
The net carrying amount of the equity component as of December 31, 2019 and 2018 was as follows:

Debt discount for conversion option	$53,820
Issuance costs	(1,626)
Net carrying amount	$52,194
Interest expense related to the Notes was as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Contractual interest expense	$2,875	$1,103
Amortization of debt discount	9,567	3,486
Amortization of issuance costs	946	345
Total interest expense	$13,388	$4,934
The future payments of the principal and contractual interest related to the Notes as of December 31, 2019 are as follows (in thousands):

	Principal	Interest	Total
2020	—	2,875	2,875
2021	—	2,875	2,875
2022	—	2,875	2,875
2023	230,000	2,875	232,875
Total	$230,000	$11,500	$241,500
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

(10)Leases
Our leases primarily relate to office facilities that have remaining terms of up to 10 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within the next 7 years. All of our leases are classified as operating leases.
In November 2017, we entered into a lease agreement with respect to approximately 147,000 square feet of office space at 120 Causeway Street, Boston, Massachusetts for our new corporate headquarters. The term of the lease was 126 months. We took possession of the leased office space on May 1, 2019 at which time we recorded a ROU asset and corresponding lease liability of $58.6 million.
The components of lease expense were as follows:

Year Ended December 31, 2019
(in thousands)
Operating lease costs	$11,299
Short-term lease costs	1,140
Variable lease costs	3,388
Total lease costs	$15,827
Supplemental balance sheet information related to the operating leases was as follows:

As of December 31, 2019
(in thousands, except lease term and discount rate)
Operating ROU assets	$60,984

Operating lease liabilities, current portion	$7,179
Operating lease liabilities, non-current portion	72,294
Total operating lease liabilities	$79,473

Weighted average remaining lease terms (in years) - operating leases	8.7
Weighted average discount rate - operating leases	7.6%
Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$11,720
ROU assets obtained in exchange for new lease obligations	$65,873

Maturities of operating lease liabilities as of December 31, 2019 were as follows (in thousands):

2020	$12,151
2021	12,824
2022	12,291
2023	12,005
2024	11,288
Thereafter	44,204
Total lease payments	$104,763
Less: imputed interest	(25,290)
Total	$79,473

In July 2019, we entered into a lease agreement with respect to approximately 67,000 square feet at 100 Causeway Street, Boston, Massachusetts, to be located in the same complex as, and in order to expand, our corporate headquarters. The term of the lease is 102 months and is expected to commence in June 2021. Our future lease payments are approximately $35.0 million. We plan to take possession of the leased office space in the second quarter of 2021, at which time we will record an operating ROU asset and corresponding lease liability.
In October 2019, we entered into a lease agreement with respect to approximately 48,000 square feet located in Belfast, Northern Ireland. The term of the lease is 120 months and is expected to commence in March 2020. Our future lease payments are approximately $10.1 million. We plan to take possession of the leased office space in the first quarter of 2020, at which time we will record an operating ROU asset and corresponding lease liability.
Under the prior lease accounting standard, as of December 31, 2018, the future minimum payments under non-cancellable leases, which included the initial office space for our headquarters, were as follows (in thousands):

2019	$9,899
2020	11,616
2021	10,933
2022	11,054
2023	11,136
Thereafter	53,648
Total	$108,286

(11)Stockholders’ Equity
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
(12) Stock-Based Compensation
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
In February 2019, March 2018 and March 2017, we registered the increase in the number of shares authorized to be issued under the 2015 Plan by 1,904,017, 1,762,149 and 1,702,187 shares, respectively, which represents the amount automatically added pursuant to the annual evergreen provision contained therein. As of December 31, 2019, the shares of common stock authorized to be issued under the 2015 Plan totaled 13,792,098 and there were 1,621,742 shares of common stock available for grant.
We recognize stock-based compensation expense for all awards on a straight-line basis over the applicable vesting period, which is generally four years.
Stock-based compensation expense for restricted stock, restricted stock units, stock options and purchase rights issued under our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,580	$1,692	$1,085
Research and development	15,670	10,822	7,205
Sales and marketing	11,883	7,569	5,756
General and administrative	10,531	7,510	5,495
Total stock-based compensation expense	$40,664	$27,593	$19,541
(b)Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit activity during 2019, 2018 and 2017 was as follows:

	Restricted Stock		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2016	585,004	$18.05	734,577	$13.47
Granted	—	—	1,938,860	14.97
Vested	(358,214)	17.85	(435,573)	13.80
Forfeited	(16,707)	23.01	(249,355)	14.22
Unvested balance as of December 31, 2017	210,083	18.00	1,988,509	14.77
Granted	—	—	2,099,394	25.19
Vested	(187,706)	18.80	(973,443)	17.41
Forfeited	(700)	23.01	(340,687)	18.96
Unvested balance as of December 31, 2018	21,677	10.88	2,773,773	21.21
Granted	—	—	1,740,299	43.34
Vested	(21,677)	10.88	(1,291,932)	24.42
Forfeited	—	—	(285,216)	26.14
Unvested balance as of December 31, 2019	—	$—	2,936,924	$32.43
As of December 31, 2019, the unrecognized compensation cost related to shares of unvested restricted stock units expected to vest was $87.6 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.5 years.
(c)Stock Options
The following table summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	4,580,375	$8.20
Granted	1,304,238	13.52
Exercised	(887,062)	6.59		$9,665
Forfeited/cancelled	(312,597)	12.79
Outstanding as of December 31, 2017	4,684,954	9.68
Granted	107,850	24.44
Exercised	(944,658)	8.05		$19,982
Forfeited/cancelled	(134,967)	15.20
Outstanding as of December 31, 2018	3,713,179	10.32
Granted	—	—
Exercised	(968,057)	10.55		$39,526
Forfeited/cancelled	(39,664)	13.53
Outstanding as of December 31, 2019	2,705,458	$10.18	5.17	$124,007
Vested and exercisable as of December 31, 2019	2,266,261	$9.29	4.79	$105,901
As of December 31, 2019, the unrecognized compensation cost related to our unvested stock options expected to vest was $2.7 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 1.1 years.
The total fair value of stock options vested in 2019, 2018 and 2017 was $3.7 million, $5.1 million and $5.9 million, respectively. The weighted-average grant date fair value per share of stock options granted in 2018 and 2017 was $11.86 and $6.72 per share, respectively.

(d)Determining the Fair Value of Options
We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Black-Scholes option pricing model requires management to make a number of assumptions, including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of grant. These estimates involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.
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
Expected Dividend Yield
We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future.
We did not grant any stock options in 2019. The following table reflects the range of assumptions for options granted during 2018 and 2017:

	Year Ended December 31,
	2018	2017
Expected term (in years)	6.1	5.5 – 6.1
Expected volatility	46 – 48%	48 – 52%
Risk-free interest rate	2.4 – 2.8%	1.8 – 2.2%
Expected dividend yield	—	—
Grant date fair value per share	$10.55 – 13.11	$6.09 – 9.38
(e)Employee Stock Purchase Plan
On July 17, 2015, we filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 800,000 shares of our common stock reserved under our 2015 Employee Stock Purchase Plan (ESPP). In February 2019, March 2018 and March 2017, we increased the number of shares to be authorized under the ESPP by 476,004, 440,537 and 425,547 shares, respectively, which represents the amount automatically added pursuant to the annual evergreen provision of the ESPP. As of December 31, 2019, the shares of common stock authorized to be issued under the ESPP totaled 2,557,492 and there were 1,559,227 shares of common stock available for grant.
Under the ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common shares at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.
The following table reflects the assumptions used in the Black-Scholes option pricing model to calculate the expense related to the ESPP:

	Year Ended December 31,
	2019	2018	2017
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	44 - 55%	37%	37 – 40%
Risk-free interest rate	1.9 – 2.5%	2.0 – 2.6%	0.9 – 1.3%
Expected dividend yield	—	—	—
Grant date fair value per share	$14.17 – 17.94	$6.62 –10.95	$4.01 – 5.49
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
(13) Income Taxes
Loss before income taxes included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
United States	$(41,111)	$(39,754)	$(22,757)
Foreign	(12,692)	(15,325)	(24,949)
Loss before income taxes	$(53,803)	$(55,079)	$(47,706)

Income tax expense (benefit) included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$260	$124	$333
State and local	109	126	128
Foreign	255	228	163
Total current tax expense	624	478	624
Deferred:
Federal	9	(285)	(2,885)
State and local	2	16	8
Foreign	(593)	257	17
Total deferred tax benefit	(582)	(12)	(2,860)
Income tax expense (benefit)	$42	$466	$(2,236)
The reconciliation of income tax expense (benefit) to the amount computed at the federal statutory rate of 21% for the years ended December 31, 2019 and 2018 and 34% for the year ended December 31, 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
Expected income tax	21.0%	21.0%	34.0%
State taxes, net of federal benefit	(0.2)	(0.2)	(0.2)
Permanent differences	(2.8)	0.2	(0.4)
Stock-based compensation	22.3	9.3	4.6
Federal research and development credit	1.3	1.2	1.0
Foreign rate differential	(1.4)	(1.1)	(8.7)
Change in valuation allowance	(41.0)	(32.8)	(26.1)
Other	0.7	1.5	0.5
Total income tax expense (benefit)	(0.1)%	(0.9)%	4.7%
The Tax Cuts and Jobs Act of 2017 (the Tax Act) requires a U.S. corporation to record taxes on global intangible low-tax income (GILTI) and elect an accounting policy to either 1) recognize GILTI as a current period expense when incurred or 2) to record deferred taxes for the temporary basis differences expected to reverse in the future as GILTI. We did not generate any GILTI during 2019 or 2018. We have elected to recognize GILTI tax as a period cost when incurred.

Net deferred tax assets and liabilities, as set forth in the table below, reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Accruals and reserves	$323	$397
Net operating loss carryforwards	85,969	55,457
Deferred revenue	14,401	15,421
Depreciation	2,335	1,542
Research and development credits	4,665	3,440
Stock-based compensation	3,806	4,851
Tax credits	1,181	932
Other	4,926	953
Total deferred tax assets	117,606	82,993
Deferred tax liabilities:
Intangible assets	(2,249)	(1,104)
Convertible senior notes	(9,959)	(12,537)
Deferred contract acquisition and fulfillment costs	(11,565)	(9,796)
Other	(20)	(79)
Total deferred tax liabilities	(23,793)	(23,516)
Less: Valuation allowance	(94,581)	(60,130)
Net deferred tax liabilities	$(768)	$(653)
As of December 31, 2019, we have evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realized, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our history of generating losses in the United States, the United Kingdom and Ireland, we continue to record a full valuation allowance against our deferred tax assets in these jurisdictions. If we achieve future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes.
The valuation allowance increased by $34.5 million for the year ended December 31, 2019, primarily due to additional operating losses generated during the year.
We plan to permanently reinvest the undistributed earnings of our foreign subsidiaries. If we repatriate these earnings, we may be required to pay U.S. state and local taxes, as well as foreign withholding taxes.
As of December 31, 2019, we had federal and state net operating loss carryforwards of $275.8 million and $209.7 million, respectively. As part of the Tax Act, federal net operating losses generated after December 31, 2017, which total $156.3 million, have no expiration date and will be carried forward indefinitely. The remaining federal and state net operating loss carryforwards expire at various dates beginning in 2021. As of December 31, 2019, we had foreign net operating loss carryforwards of $119.8 million that can be carried forward indefinitely. We also had federal, state and international research and development credit carryforwards of $3.0 million, $1.6 million and $0.1 million as of December 31, 2019, respectively. These credit carryforwards expire at various dates beginning in 2023.
We believe that a change of ownership within the meaning of Section 382 and 383 of the Internal Revenue Code of 1986, as amended, occurred in 2011 and 2018. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (NOLs), and other pre-change tax attributes, such as research and development credits, to offset its post-change income may be limited. The analysis indicates that although an ownership change occurred, our U.S. federal net operating losses and research and development credits would not expire before utilization as a result of the ownership change. In the event we have subsequent changes in ownership, net operating losses and research and development credit carryforwards could be limited.

We file income tax returns in all jurisdictions in which we operate. We have established reserves to provide for additional income taxes that management believes will more likely or not be due in future years. The reserves have been established based upon our assessment as to the potential exposure. Changes in our reserves for unrecognized income tax benefits are as follows:

Amount
(in thousands)
Balance at December 31, 2017	$29
Reductions based on lapse in statute of limitations	(17)
Balance at December 31, 2018	12
Reductions based on lapse in statute of limitations	(12)
Balance at December 31, 2019	$—
In the normal course of business, we are subject to examination by federal, state, and foreign jurisdictions, where applicable. The statute of limitations for these jurisdictions is generally three to six years. However, to the extent we utilize net operating losses or other similar carryforward attributes such as credits, the statute remains open to the extent of the net operating losses or credits that are utilized. We have no tax returns under examination as of December 31, 2019 and in the fourth quarter of 2019 all reserves related to uncertain tax positions were released as the statute of limitations has expired in the applicable jurisdictions. We also released any associated interest and penalties on any income tax liability previously recorded. During the next 12 months, we do not expect any material changes to our uncertain tax positions.
(14)Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Numerator:
Net loss	$(53,845)	$(55,545)	$(45,470)
Denominator:
Weighted-average common shares outstanding, basic and diluted	48,731,791	46,456,825	42,952,950
Net loss per share, basic and diluted	$(1.10)	$(1.20)	$(1.06)
The shares underlying the conversion option in the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the Notes as of December 31, 2019 would have been convertible into approximately 5.5 million shares. We expect to settle the principal amount of the Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregated principal amount of the Notes is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period of time exceeds the initial conversion price of $41.59 per share for the Notes. In connection with the issuance of the Notes, we entered into Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
During the three months ended December 31, 2019, the conversion feature of the Notes was triggered as the last reported price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the Notes are currently convertible, in whole or in part, at the option of the holders. We had not received any conversion notices through the issuance date of our audited consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below.

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	2,705,458	3,713,179	4,684,954
Unvested restricted stock	—	21,677	210,083
Unvested restricted stock units	2,936,924	2,773,773	1,988,509
Shares to be issued under ESPP	53,167	74,634	79,551
Shares underlying the conversion spread in the Notes	1,424,499	—	—
Total	7,120,048	6,583,263	6,963,097

(15)Commitments and Contingencies
(a)        Purchase Obligations
As of December 31, 2019, we have non-cancellable firm purchase commitments relating to cloud infrastructure services, including with Amazon Web Services (AWS), and software subscriptions that will be payable in the amounts of $28.1 million, $30.0 million, $0.3 million, $0.1 million, $0.1 million and $0.1 million for 2020, 2021, 2022, 2023, 2024 and thereafter.
In January 2020, we amended our contract with AWS which increased our total purchase obligation by $15.0 million, $40.0 million and $50.0 million in 2021, 2022 and 2023, respectively, for a total additional $105.0 million.
(b)Letters of Credit
As of December 31, 2019, we had a total of $8.0 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs. These irrevocable letters of credit, which are not included in the table of contractual obligations above, are unsecured and are expected to remain in effect, until 2020. We intend to renew certain of these letters of credit annually over the term of the office space leases or corporate credit card programs.
(c)Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.
(d)Litigation and Claims
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
(e)Indemnification Obligations
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
(16)Employee Benefit Plan
In December 2008, we established a discretionary 401(k) plan in which all full-time U.S. employees above the age 18 are eligible to participate after they have been employed for us for 90 days following the applicable date of hire. Matching contributions to the 401(k) plan can be made at our discretion. In 2019, 2018 and 2017, we made discretionary contributions of $2.8 million, $2.0 million and $1.4 million, respectively, to the plan.
(17)Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Net revenues by geographic area presented based upon the location of the customer are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
United States	$264,852	$199,852	$170,667
Other	62,095	44,239	30,273
Total	$326,947	$244,091	$200,940
Property and equipment, net by geographic area as of December 31, 2019 and 2018 is presented in the table below:

	As of December 31,
	2019	2018
	(in thousands)
United States	$42,570	$16,311
Other	8,100	1,212
Total	$50,670	$17,523

Supplementary Data
The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters presented. We have prepared the quarterly financial data on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. In our opinion, the quarterly financial data reflects all adjustments, consisting only of normal recurring adjustment that we consider necessary for a fair presentation of this data. This quarterly financial data should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Three Months Ended
	December 31,2019	September 30, 2019	June 30, 2019	March 31,2019	December 31,2018	September 30,2018	June 30, 2018	March 31,2018
	(in thousands, unaudited)
Consolidated Statements of Operations Data:
Revenue:
Products	$74,326	$67,298	$63,207	$56,288	$50,420	$43,829	$39,043	$35,279
Maintenance and support	8,671	9,178	9,372	9,557	10,246	10,614	10,610	10,753
Professional services	8,651	6,679	6,380	7,340	8,104	7,922	8,788	8,483
Total revenue	91,648	83,155	78,959	73,185	68,770	62,365	58,441	54,515
Cost of revenue:
Products	17,016	15,627	14,556	12,485	11,430	10,294	9,650	8,436
Maintenance and support	2,454	2,076	2,081	1,884	1,921	1,901	2,007	1,849
Professional services	5,892	5,927	5,544	5,604	5,935	5,615	5,736	6,309
Total cost of revenue	25,362	23,630	22,181	19,973	19,286	17,810	17,393	16,594
Operating expenses:
Research and development	21,719	20,154	19,626	17,865	17,828	17,111	16,082	16,722
Sales and marketing	44,508	39,904	38,172	35,138	32,531	30,570	31,157	29,052
General and administrative	12,374	11,223	11,160	9,953	9,937	8,175	8,149	8,732
Total operating expense	78,601	71,281	68,958	62,956	60,296	55,856	55,388	54,506
Loss from operations	(12,315)	(11,756)	(12,180)	(9,744)	(10,812)	(11,301)	(14,340)	(16,585)
Interest income	1,253	1,448	1,582	1,731	1,709	813	464	243
Interest expense	(3,449)	(3,399)	(3,312)	(3,229)	(3,253)	(1,679)	—	(2)
Other income (expense), net	294	(492)	(29)	(206)	(269)	181	(326)	78
Loss before income taxes	(14,217)	(14,199)	(13,939)	(11,448)	(12,625)	(11,986)	(14,202)	(16,266)
Provision for (benefit from) income taxes	129	207	(519)	225	395	(155)	131	95
Net loss	$(14,346)	$(14,406)	$(13,420)	$(11,673)	$(13,020)	$(11,831)	$(14,333)	$(16,361)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2019, our internal control over financial reporting was effective.

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
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASU 2016-02, Leases, (Topic 842), there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
See Index to Consolidated Financial Statements on page 61 of this Annual Report on Form 10-K, which is incorporated into this item by reference.
(a)(2) Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(b) Exhibits
The following list of exhibits includes exhibits submitted with this Annual Report on Form 10-K as filed with the SEC and others incorporated by reference to other filings.

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc.
3.2(2)	Amended and Restated Bylaws of Rapid7, Inc.
4.1(3)	Form of common stock certificate of Rapid7, Inc.
4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Rapid7, Inc. and certain of its stockholders, dated December 9, 2014.
4.3(5)	Amendment No. 1 to Investors’ Rights Agreement, dated October 13, 2015.
4.4(6)	Indenture, dated as of August 13, 2018, between Rapid7 Inc. and U.S. Bank National Association, as trustee.
4.5	Form of 1.25% Convertible Senior Notes due 2023 (included in Exhibit 4.4).
4.6*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(7)	Form of Confirmation for Capped Call Transactions.
10.1+(8)	2011 Stock Option and Grant Plan and Forms of Stock Option Agreement, Stock Option Exercise Notice and Restricted Stock Agreement thereunder.
10.2+(9)	Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.3+(10)	Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Agreement under the Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.4+(11)	Rapid7, Inc. 2015 Employee Stock Purchase Plan.
10.5+(12)	Form of Indemnification Agreement by and between Rapid7, Inc. and each of its directors and executive officers.
10.6(13)	Lease dated November 16, 2017 between Podium Developer LLC and Rapid7, Inc.
10.7(14)	Lease dated July 19, 2019 between Office Tower Developer LLC and Rapid7, Inc.
10.8+(15)	Rapid7, Inc. Executive Incentive Bonus Plan.
10.9+(16)	Employment Agreement, dated as of January 3, 2013, by and between Rapid7, Inc. and Corey Thomas.
10.10+(17)	Amendment to Employment Agreement, dated as of April 4, 2016, by and between Rapid7, Inc. and Corey Thomas.
10.11+(18)	Second Amendment to Employment Agreement, dated as of March 24, 2017, by and between Rapid7, Inc. and Corey Thomas.
10.12+(19)	Employment Agreement, dated as of November 28, 2016, by and between Rapid7, Inc. and Jeffrey Kalowski.
10.13+(20)	Offer Letter Agreement, dated as of October 3, 2016, by and between Rapid7, Inc. and Andrew Burton.
10.14+(21)	Severance and Equity Award Vesting Acceleration Letter, dated as of March 28, 2017, by and between Rapid7, Inc. and Andrew Burton.
10.15+(22)	Form of Severance and Equity Award Vesting Acceleration Letter.

Exhibit Number	Description

21.1*	List of subsidiaries of Rapid7, Inc.
23.1*	Consent of KPMG, LLP.
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1)Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(2)Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference.
(3)Previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
(4)Previously filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.
(5)Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 13, 2015, and incorporated herein by reference.
(6)Previously filed as Exhibit 4.1 to the Registrant's Current Report on form 8-K (file No. 001-37496), filed with the Securities and Exchange Commission on August 13, 2018, and incorporated herein by reference.
(7)Previously filed as Exhibit 4.1 to the Registrant's Current Report on form 8-K (file No. 001-37496), filed with the Securities and Exchange Commission on August 13, 2018, and incorporated herein by reference.
(8)Previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.
(9)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 13, 2015, and incorporated herein by reference.
(10)Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
(11)Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
(12)Previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 10, 2016, and incorporated herein by reference.
(13)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on November 16, 2017, and incorporated herein by reference.
(14)Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File no. 001-37496), filed with the Securities and Exchange Commission on July 25, 2019, and incorporated herein by reference.
(15)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on February 2, 2017, and incorporated herein by reference.
(16)Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1(File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.

(17)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016, and incorporated herein by reference.
(18)Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
(19)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on November 28, 2016, and incorporated herein by reference.
(20)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 4, 2016, and incorporated herein by reference.
(21)Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
(22)Previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 8, 2018, and incorporated herein by reference.

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

RAPID7, INC.

Date: February 28, 2020	By:	/s/ Corey E. Thomas
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

Name	Title	Date
/s/ Corey E. Thomas	Chief Executive Officer and Director	February 28, 2020
Corey E. Thomas	(Principal Executive Officer)

/s/ Jeff Kalowski	Chief Financial Officer	February 28, 2020
Jeff Kalowski	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Berry	Director	February 28, 2020
Michael Berry

/s/ Marc Brown	Director	February 28, 2020
Mark Brown

/s/ Judy Bruner	Director	February 28, 2020
Judy Bruner

/s/ Benjamin Holzman	Director	February 28, 2020
Benjamin Holzman

/s/ Christina Kosmowski	Director	February 28, 2020
Christina Kosmowski

/s/ J. Benjamin Nye	Director	February 28, 2020
J. Benjamin Nye

/s/ Thomas Schodorf	Director	February 28, 2020
Thomas Schodorf