Form 10-Q
period 2020-03-31
Rapid7, Inc.
filed 2020-05-08
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 30, 2020, there were 50,501,098 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$204,434	$123,413
Short-term investments	36,384	116,158
Accounts receivable, net of allowance for doubtful accounts of $2,251 and $1,829 at March 31, 2020 and December 31, 2019, respectively	64,388	87,927
Deferred contract acquisition and fulfillment costs, current portion	17,486	17,047
Prepaid expenses and other current assets	19,624	20,051
Total current assets	342,316	364,596
Long-term investments	12,804	22,887
Property and equipment, net	50,075	50,670
Operating lease right-of-use assets	62,942	60,984
Deferred contract acquisition and fulfillment costs, non-current portion	34,289	34,213
Goodwill	97,866	97,866
Intangible assets, net	27,867	28,561
Other assets	5,518	5,136
Total assets	$633,677	$664,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,062	$6,836
Accrued expenses	26,486	41,021
Operating lease liabilities, current portion	8,866	7,179
Deferred revenue, current portion	219,432	231,518
Other current liabilities	35	119
Total current liabilities	264,881	286,673
Convertible senior notes, net	187,944	185,200
Operating lease liabilities, non-current portion	71,586	72,294
Deferred revenue, non-current portion	31,641	36,226
Other long-term liabilities	1,325	1,352
Total liabilities	557,377	581,745
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; 0 shares issued at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 50,906,182 and 50,397,922 shares issued at March 31, 2020 and December 31, 2019, respectively; 50,419,374 and 49,911,114 shares outstanding at March 31, 2020 and December 31, 2019, respectively	504	499
Treasury stock, at cost, 486,808 shares at March 31, 2020 and December 31, 2019	(4,764)	(4,764)
Additional paid-in-capital	621,992	605,650
Accumulated other comprehensive (loss) income	(78)	213
Accumulated deficit	(541,354)	(518,430)
Total stockholders’ equity	76,300	83,168
Total liabilities and stockholders’ equity	$633,677	$664,913
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Products	$87,549	$65,845
Professional services	6,791	7,340
Total revenue	94,340	73,185
Cost of revenue:
Products	21,256	14,369
Professional services	6,458	5,604
Total cost of revenue	27,714	19,973
Total gross profit	66,626	53,212
Operating expenses:
Research and development	24,202	17,865
Sales and marketing	48,145	35,138
General and administrative	14,099	9,953
Total operating expenses	86,446	62,956
Loss from operations	(19,820)	(9,744)
Other income (expense), net:
Interest income	1,048	1,731
Interest expense	(3,462)	(3,229)
Other income (expense), net	(447)	(206)
Loss before income taxes	(22,681)	(11,448)
Provision for income taxes	243	225
Net loss	$(22,924)	$(11,673)
Net loss per share, basic and diluted	$(0.46)	$(0.24)
Weighted-average common shares outstanding, basic and diluted	50,127,310	47,827,939
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(22,924)	$(11,673)
Other comprehensive income (loss):
Change in fair value of investments	(235)	193
Adjustments for net gains realized and included in net loss	(56)	—
Total change in unrealized (losses) gains on investments	(291)	193
Comprehensive loss	$(23,215)	$(11,480)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	49,911	$499	487	$(4,764)	$605,650	$213	$(518,430)	$83,168
Stock-based compensation expense	—	—	—	—	12,965	—	—	12,965
Issuance of common stock under employee stock purchase plan	102	1	—	—	3,345	—	—	3,346
Vesting of restricted stock units	308	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(27)	—	—	—	(1,533)	—	—	(1,533)
Issuance of common stock upon exercise of stock options	125	1	—	—	1,568	—	—	1,569
Change in unrealized losses on investments	—	—	—	—	—	(291)	—	(291)
Net loss	—	—	—	—	—	—	(22,924)	(22,924)
Balance, March 31, 2020	50,419	$504	487	$(4,764)	$621,992	$(78)	$(541,354)	$76,300

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	47,600	$476	487	$(4,764)	$556,223	$(31)	$(464,585)	$87,319
Stock-based compensation expense	—	—	—	—	8,634	—	—	8,634
Issuance of common stock under employee stock purchase plan	111	1			2,633			2,634
Vesting of restricted stock units	244	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(22)	—	—	—	(980)	—	—	(980)
Issuance of common stock upon exercise of stock options	225	2	—	—	2,722	—	—	2,724
Change in unrealized gains on investments	—	—	—	—	—	193	—	193
Net loss	—	—	—	—	—	—	(11,673)	(11,673)
Balance, March 31, 2019	48,158	$482	487	$(4,764)	$569,229	$162	$(476,258)	$88,851

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(22,924)	$(11,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,843	3,427
Amortization of debt discount and issuance costs	2,743	2,510
Stock-based compensation expense	13,347	8,634
Provision for doubtful accounts	527	437
Foreign currency re-measurement loss	447	249
Other non-cash (income) expense	(138)	(722)
Changes in operating assets and liabilities:
Accounts receivable	22,608	14,729
Deferred contract acquisition and fulfillment costs	(516)	(1,094)
Prepaid expenses and other assets	135	(5,940)
Accounts payable	4,010	66
Accrued expenses	(14,563)	(13,690)
Deferred revenue	(16,671)	(12,104)
Other liabilities	(1,063)	1,605
Net cash used in operating activities	(7,215)	(13,566)
Cash flows from investing activities:
Purchases of property and equipment	(2,756)	(8,463)
Capitalization of internal-use software costs	(1,474)	(1,601)
Purchases of investments	(24,272)	(63,029)
Sales/maturities of investments	113,924	72,738
Net cash provided by (used in) investing activities	85,422	(355)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(1,533)	(979)
Proceeds from employee stock purchase plan	3,346	2,634
Proceeds from stock option exercises	1,561	2,718
Net cash provided by financing activities	3,374	4,373
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(560)	(148)
Net increase (decrease) in cash, cash equivalents and restricted cash	81,021	(9,696)
Cash, cash equivalents and restricted cash, beginning of period	123,413	99,565
Cash, cash equivalents and restricted cash, end of period	$204,434	$89,869
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$1,438	$1,342
Cash paid for income taxes, net of refunds	$33	$88
Non-cash investing activities:
Leasehold improvements acquired through tenant improvement allowance	$—	$7,313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies
Description of Business
Rapid7, Inc. and subsidiaries (we, us or our) is advancing security with visibility, analytics, and automation delivered through our Insight Platform. Our solutions simplify the complex, allowing security teams to work more effectively with IT and development to reduce vulnerabilities, monitor for malicious behavior, investigate and shut down attacks, and automate routine tasks.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (GAAP), as well as pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
The COVID-19 pandemic is expected to result in a global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, including from our customers. We currently expect our operational and financial performance to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the year ending December 31, 2020 and beyond. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Reclassification
Historically, we have presented revenue on our consolidated statement of operations as products, maintenance and support and professional services revenue. For the three months ended March 31, 2020, we have combined products and maintenance and support revenue as products revenue on our consolidated statement of operations as our customers continue to migrate from our on-premise products to our SaaS Insight Platform. Given this continued migration, we believe it is more relevant to categorize maintenance and support revenue together as products revenue. Prior periods have been adjusted to conform with this presentation.

Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes to the significant accounting policies during the three-month period ended March 31, 2020.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard on January 1, 2020 using the prospective adoption approach. The impact to our consolidated financial statements as a result of the adoption was not material.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, modifies and adds disclosure requirements for fair value measurements. We adopted this standard on January 1, 2020 and there was no impact to our consolidated financial statements as a result of the adoption.
Accounting Pronouncements Not Yet Effective
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. The new standard will be effective for us in the first quarter of 2021, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently assessing the impact of adopting this standard but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
The following table summarizes revenue from contracts with customers for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Subscription revenue	$68,625	$46,969
Term and perpetual software licenses	10,271	8,676
Maintenance and support	8,422	9,557
Professional services	6,791	7,340
Other	231	643
Total revenue	$94,340	$73,185
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
Contracts with Multiple Performance Obligations
In cases where our contracts with customers contain multiple performance obligations, we account for individual performance obligations separately if they are considered distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the geographic locations of our customers and selling method (i.e., partner or direct).
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended March 31, 2020 and 2019, we recognized revenue of $83.4 million and $64.6 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of March 31, 2020 and December 31, 2019, unbilled receivables of $1.0 million and $0.8 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of March 31, 2020 and December 31, 2019, we had no contract assets recorded on our consolidated balance sheet.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2020. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscription revenue	$176,115	$31,250
Term and perpetual software licenses	24,579	13,508
Maintenance and support	19,658	3,010
Professional services	11,609	—
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

The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$185,309	$—	$—	$185,309
Corporate bonds	—	23,579	—	23,579
Commercial paper	—	20,009	—	20,009
Agency bonds	—	3,101	—	3,101
Asset-backed securities	—	2,499	—	2,499
Total assets	$185,309	$49,188	$—	$234,497

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$106,781	$—	$—	$106,781
Corporate bonds	—	60,878	—	60,878
U.S. government agencies	36,979	—	—	36,979
Commercial paper	—	19,966	—	19,966
Agency bonds	—	12,242	—	12,242
Asset-backed securities	—	8,980	—	8,980
Total assets	$143,760	$102,066	$—	$245,826
As of March 31, 2020, the fair value of our 1.25% convertible senior notes due 2023, as further described in Note 7, Convertible Senior Notes and Capped Calls, was $278.7 million based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes. We had no other liabilities measured and recorded at fair value on a recurring basis as of March 31, 2020 or December 31, 2019.
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
Corporate bonds	23,658	22	(101)	23,579
Commercial paper	20,009	—	—	20,009
Agency bonds	3,100	1	—	3,101
Asset-backed securities	2,499	—	—	2,499
Total assets	$49,266	$23	$(101)	$49,188

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$36,880	$99	$—	$36,979
Corporate bonds	60,803	77	(2)	60,878
Commercial paper	19,965	1	—	19,966
Agency bonds	12,198	44	—	12,242
Asset-backed securities	8,986	1	(7)	8,980
Total assets	$138,832	$222	$(9)	$139,045
As of March 31, 2020, our available-for-sale investments had maturities ranging from two to nineteen months. As of December 31, 2019, our available-for-sale investments had maturities ranging from three months to two years.
For all of our investments for which the amortized cost basis was greater than the fair value at March 31, 2020 and December 31, 2019, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Note 4. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Computer equipment and software	$14,037	$13,106
Furniture and fixtures	7,921	7,522
Leasehold improvements	44,320	44,050
Total	66,278	64,678
Less accumulated depreciation	(16,203)	(14,008)
Property and equipment, net	$50,075	$50,670
Depreciation expense was $2.7 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.
Note 5. Goodwill and Intangible Assets
Goodwill was $97.9 million as of March 31, 2020 and December 31, 2019.
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of March 31, 2020			As of December 31, 2019
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.4	$35,855	$(17,738)	$18,117	$35,855	$(16,080)	$19,775
Customer relationships	6.7	1,000	(673)	327	1,000	(641)	359
Trade names	6.1	519	(519)	—	519	(519)	—
Non-compete agreements	2.0	40	(40)	—	40	(40)	—
Total acquired intangible assets		37,414	(18,970)	18,444	37,414	(17,280)	20,134
Internal-use software	3.0	11,347	(1,924)	9,423	9,873	(1,446)	8,427
Total intangible assets		$48,761	$(20,894)	$27,867	$47,287	$(18,726)	$28,561

Amortization expense was $2.1 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of March 31, 2020 was as follows (in thousands):

2020 (for the remaining nine months)	$6,469
2021	7,841
2022	4,970
2023	2,667
2024	304
2025 and thereafter	—
Total	$22,251
The table above excludes the impact of $5.6 million of capitalized internal-use software costs for projects that have not been completed as of March 31, 2020, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 6. Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Beginning balance	$51,260	$39,955
Capitalization of contract acquisition and fulfillment costs	5,084	4,309
Amortization of deferred contract acquisition and fulfillment costs	(4,569)	(3,216)
Ending balance	$51,775	$41,048

Note 7. Convertible Senior Notes and Capped Calls
In August 2018, we issued $200.0 million aggregate principal amount of convertible senior notes due August 1, 2023 and an additional $30.0 million aggregate principal amount of such notes pursuant to the exercise in full of the over-allotment options of the initial purchasers (collectively, the 2023 Notes). The 2023 Notes are our senior unsecured obligations and bear interest at a fixed rate of 1.25% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2019. The 2023 Notes will mature on August 1, 2023, unless earlier converted, redeemed or repurchased. The Notes do not contain any financial covenants. The total net proceeds from the 2023 Notes offering, after deducting initial purchase discounts and estimated debt issuance costs was $223.1 million. The 2023 Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the Indenture).
Each $1,000 principal amount of the 2023 Notes is initially convertible into 24.0460 shares of our common stock, the Conversion Option, which is equivalent to an initial conversion price of approximately $41.59 per share, subject to adjustment upon the occurrence of specified events. The holders of the 2023 Notes may convert their 2023 Notes at their option at any time prior to the close of business on the business day immediately preceding February 1, 2023, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (measurement period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the 2023 Notes on each such trading day; (3)  if we call any or all of the 2023 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events (as set forth in the Indenture).
On or after February 1, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2023 Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture.
If we undergo a fundamental change (as set forth in the Indenture) at any time prior to the maturity date, holders of the 2023 Notes, will have the right, at their option, to require us to repurchase for cash all or any portion of their 2023 Notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, in each case as described in the Indenture, we will increase the conversion rate for a holder of the 2023 Notes who elects to convert its 2023 Notes in connection with such a corporate event or during the related redemption period in certain circumstances.
During the three months ended December 31, 2019, the conversion feature of the 2023 Notes was triggered as the last reported price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, December 31, 2019, and therefore the 2023 Notes were convertible, in whole or in part, at the option of the holders between January 1, 2020 through March 31, 2020. However, no holders of the 2023 Notes elected to convert their 2023 Notes during the January 1, 2020 through March 31, 2020 period. As of March 31, 2020, the 2023 Notes are not convertible at the option of the holder.
We may not redeem the 2023 Notes prior to August 6, 2021. On or after August 6, 2021, we may redeem for cash all or any portion of the 2023 Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding, the date on which we provide the redemption notice at a redemption price equal to 100% principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The foregoing description is qualified in its entirety by reference to the text of the Indenture and the Form of the 2023 Notes, which were incorporated by reference as Exhibits 4.4 and 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.
In accounting for the transaction, the 2023 Notes have been separated into liability and equity components. The initial carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The initial carrying amount of the equity component representing the Conversion Option was $53.8 million and was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The equity component was recorded as an increase to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the 2023 Notes over the initial carrying amount of the liability component, or the debt discount, is amortized to interest expense over the contractual term of the 2023 Notes at an effective interest rate of 7.36%.
In accounting for the debt issuance costs of $6.9 million related to the 2023 Notes, we allocated the total amount incurred to the liability and equity components of the 2023 Notes based on their relative values. Issuance costs attributable to the liability component were $5.3 million and will be amortized to interest expense using the effective interest method over the contractual term of the 2023 Notes. Issuance costs attributable to the equity component of $1.6 million were netted with the equity component in additional paid-in capital.
The net carrying amount of the liability component of the 2023 Notes was as follows:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Principal	$230,000	$230,000
Unamortized debt discount	(38,271)	(40,768)
Unamortized issuance costs	(3,785)	(4,032)
Net carrying amount	$187,944	$185,200
The net carrying amount of the equity component as March 31, 2020 and December 31, 2019 was as follows (in thousands):

Debt discount for conversion option	$53,820
Issuance costs	(1,626)
Net carrying amount	$52,194

Interest expense related to the 2023 Notes was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Contractual interest expense	$719	$719
Amortization of debt discount	2,496	2,284
Amortization of issuance costs	247	226
Total interest expense	$3,462	$3,229
In connection with the offering of the 2023 Notes, we entered into privately negotiated capped call transactions with certain counterparties, the (Capped Calls). The Capped Calls each have an initial strike price of $41.59 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2023 Notes. The Capped Calls have initial cap prices of $63.98 per share, subject to certain adjustments. The Capped Calls are expected to offset potential dilution to our common stock upon conversion of the 2023 Notes, with such offset subject to a cap based on the cap price. The Capped Calls cover, subject to anti-dilution adjustments, approximately 5.5 million shares of our common stock. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the 2023 Notes. The Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. Accordingly, the cost of $26.9 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.
The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the 2023 Notes was as follows (in thousands):

Conversion option	$53,820
Purchase of capped calls	(26,910)
Issuance costs	(1,626)
Total	$25,284

Note 8. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 9.8 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within the next 6 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease cost	$3,371	$1,967
Short-term lease costs	290	149
Variable lease costs	922	417
Total lease costs	$4,583	$2,533

Supplemental balance sheet information related to the operating leases was as follows:

	As of March 31, 2020	As of December 31, 2019
	(in thousands, except lease term and discount rate)
Operating ROU assets	$62,942	$60,984

Operating lease liabilities, current portion	$8,866	$7,179
Operating lease liabilities, non-current portion	71,586	72,294
Total operating lease liabilities	$80,452	$79,473

Weighted average remaining lease term (in years) - operating leases	8.2	8.7
Weighted average discount rate - operating leases	7.3%	7.6%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,836	$1,928
ROU assets obtained in exchange for new lease obligations	$3,990	$1,866
Maturities of operating lease liabilities as of March 31, 2020 were as follows (in thousands):

2020 (for the remaining nine months)	$10,029
2021	14,871
2022	12,238
2023	11,965
2024	11,249
2025 and thereafter	44,134
Total lease payments	$104,486
Less: imputed interest	(24,034)
Total	$80,452

Note 9. Stock-Based Compensation Expense
(a)General
Stock-based compensation expense for restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$931	$573
Research and development	4,645	3,174
Sales and marketing	3,678	2,464
General and administrative	4,093	2,423
Total stock-based compensation expense	$13,347	$8,634
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

In the first quarter of 2020, our Compensation Committee adopted and approved the performance goals, targets and payout formulas for 2020 under our bonus plans, including permitting our executive officers and other employees the opportunity to receive payment of their earned bonuses for fiscal year 2020 in the form of common stock (in lieu of cash). During the three months ended March 31, 2020, we recognized stock-based compensation expense related to such bonuses in the amount of $0.4 million based on the probable expected performance against the pre-established corporate financial objectives as of March 31, 2020. For employees who elected to receive their 2020 bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of 2021 pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards shall be determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock Units
Restricted stock unit activity during the three months ended March 31, 2020 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2019	2,936,924	$32.43
Granted	1,181,721	59.96
Vested	(308,333)	25.87
Forfeited	(94,970)	33.72
Unvested balance as of March 31, 2020	3,715,342	$41.71
As of March 31, 2020, the unrecognized compensation expense related to our unvested restricted stock units expected to vest was $143.7 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.8 years.
(c)Stock Options
Stock option activity during the three months ended March 31, 2020 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,705,458	$10.18
Granted	—	—
Exercised	(125,432)	12.50		$4,519
Forfeited/cancelled	(11,250)	12.47
Outstanding as of March 31, 2020	2,568,776	$10.06	4.8	$85,461
Vested and exercisable as of March 31, 2020	2,255,925	$9.34	4.6	$76,671
As of March 31, 2020, the unrecognized compensation expense related to our unvested stock options expected to vest was $2.0 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 1.0 years.
The total fair value of stock options vested in the three months ended March 31, 2020 was $0.7 million.
(d)Employee Stock Purchase Plan
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

On September 13, 2019, we issued 74,221 shares of common stock to employees for aggregate proceeds of $2.9 million. The purchase prices of the shares were $30.46 and $42.22 per share, which were discounted in accordance with the terms of the ESPP from the closing prices of our common stock on September 17, 2018 of $35.84 and on September 13, 2019 of $49.67, respectively.
On March 15, 2020, we issued 101,806 shares of common stock to employees for aggregate proceeds of $3.3 million. The purchase price of the shares was $32.87 per share, which was discounted in accordance with the terms of the ESPP from the closing price of our common stock on March 13, 2020 of $38.67.
Note 10. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(22,924)	$(11,673)
Denominator:
Weighted-average common shares outstanding, basic and diluted	50,127,310	47,827,939
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.24)
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	2,568,776	3,465,033
Unvested restricted stock	—	5,422
Unvested restricted stock units	3,715,342	3,752,506
Shares to be issued under ESPP	11,522	6,280
Total	6,295,640	7,229,241
The shares underlying the conversion option in the 2023 Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion price, the entire outstanding principal amount of the 2023 Notes as of March 31, 2020 would have been convertible into approximately 5.5 million shares. We expect to settle the principal amount of the 2023 Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregated principal amount of the 2023 Notes is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period of time exceeds the initial conversion price of $41.59 per share for the 2023 Notes. In connection with the issuance of the 2023 Notes, we entered into Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
Note 11. Commitments and Contingencies
(a)Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.
(b)Litigation and Claims
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
(c)Indemnification Obligations
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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
United States	$75,837	$59,940
Other	18,503	13,245
Total	$94,340	$73,185
Property and equipment, net by geographic area was as follows:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
United States	$44,424	$42,570
Other	5,651	8,100
Total	$50,075	$50,670

Note 13. Subsequent Events
Acquisition of Divvy Cloud Corporation
On May 1, 2020, we acquired Divvy Cloud Corporation (DivvyCloud), a Cloud Security Posture Management (CSPM) company, for consideration of approximately $130.8 million in cash paid at closing, an aggregate of 200,596 shares of Rapid7’s common stock to be issued to the founders of DivvyCloud in three equal annual installments beginning on the first anniversary of the closing date and $7.4 million in deferred cash payments. We also issued restricted stock units pursuant to our equity incentive plan with an aggregate fair market value of approximately $12.0 million to certain employees of DivvyCloud, subject to vesting conditions.

Convertible Senior Notes
On May 1, 2020, we issued $230.0 million aggregate principal amount of convertible senior notes due May 1, 2025 (collectively, the 2025 Notes). The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $223.2 million. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or repurchased. The Notes do not contain any financial covenants. The 2025 Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the 2025 Indenture).
In connection with the issuance of the 2025 Notes, we entered into capped call transactions with certain counterparties (the Capped Calls). We used $27.3 million of the net proceeds from the 2025 Notes to purchase the Capped Calls. The Capped Calls are expected to offset potential dilution to our common stock upon conversion of the 2025 Notes. The Capped Calls have an initial cap price of $93.88 per share (which initially represents a premium of 100% over the last reported sale price of our common stock on April 28, 2020), subject to certain adjustments.
Senior Secured Credit Facility
On April 23, 2020, we entered into a Credit and Security Agreement (the Credit Agreement), with KeyBank National Association, as administrative agent, and the lenders party thereto. The Credit Agreement provides for a three year $30.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million, and an accordion feature under which we can increase the credit facility to up to $70.0 million. The new credit facility bears interest at 2.50% over the London Interbank Offered Rate (LIBOR) (subject to a 1.00% floor) or, at our option, an alternate base rate. We are required to pay a 0.20% per annum commitment fee on the unused portion of the credit facility. As of May 8, 2020, we did not have any outstanding borrowings under the credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2020.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to our outlook; the impact of new accounting standards; deferred revenue; our business strategy, plans and objectives for future operations; our future financial and business performance and the uncertain negative impacts that COVID-19 may have on our business, financial condition, results of operations and changes in overall level of security software spending and volatility in the global economy. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of March 31, 2020, we had over 9,000 customers in 141 countries, including 45% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three months ended March 31, 2020 or 2019.
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
Recent Developments
Acquisition of Divvy Cloud Corporation
On May 1, 2020, we acquired Divvy Cloud Corporation (DivvyCloud), a Cloud Security Posture Management (CSPM) company, for consideration of approximately $130.8 million in cash paid at closing, an aggregate of 200,596 shares of Rapid7’s common stock to be issued to the founders of DivvyCloud in three equal annual installments beginning on the first anniversary of the closing date and $7.4 million in deferred cash payments. We also issued restricted stock units pursuant to our equity incentive plan with an aggregate fair market value of approximately $12.0 million to certain employees of DivvyCloud, subject to vesting conditions.
Convertible Senior Notes
On May 1, 2020, we issued $230.0 million aggregate principal amount of convertible senior notes due May 1, 2025 (collectively, the 2025 Notes). The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $223.2 million. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or repurchased. The Notes do not contain any financial covenants. The 2025 Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the 2025 Indenture).

In connection with the issuance of the 2025 Notes, we entered into capped call transactions with certain counterparties (the Capped Calls). We used $27.3 million of the net proceeds from the 2025 Notes to purchase the Capped Calls. The Capped Calls are expected to offset potential dilution to our common stock upon conversion of the 2025 Notes. The Capped Calls have an initial cap price of $93.88 per share (which initially represents a premium of 100% over the last reported sale price of our common stock on April 28, 2020), subject to certain adjustments.
Senior Secured Credit Facility
On April 23, 2020, we entered into a Credit and Security Agreement (the Credit Agreement), with KeyBank National Association, as administrative agent, and the lenders party thereto. The Credit Agreement provides for a three year $30.0 million revolving credit facility (our Senior Secured Credit Facility), with a letter of credit sublimit of $15.0 million, and an accordion feature under which we can increase our senior secured credit facility to up to $70.0 million. The new Senior Secured Credit Facility bears interest at 2.50% over the London Interbank Offered Rate (LIBOR) (subject to a 1.00% floor) or, at our option, an alternate base rate. We are required to pay a 0.20% per annum commitment fee on the unused portion of the credit facility. As of May 8, 2020, we did not have any outstanding borrowings under the credit facility.
COVID-19 Response
Rapid7 remains focused on supporting its customers, partners, employees and communities during the COVID-19 pandemic. The impact of COVID-19 on the global economy and on our business continues to be a fluid situation. We responded quickly to adopt a virtual sales strategy to enable most of our employees to work productively from home, continued our focus on customers and new customers and worked to guard the health and safety of our team, support our customers and partners, mitigate risk, and maximize our financial performance. We are focused on ensuring continuity for our customers and partners. To ensure our financial stability, we are slowing hiring and reducing discretionary spending in addition to savings that naturally accrue from less travel and virtual rather than in-person events.
The COVID-19 pandemic is expected to result in a global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, including from our customers. We currently expect our operational and financial performance to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the year ending December 31, 2020 and beyond. The extent of the impact of the COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, its impact on industry events, and its effect on our customers, partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel, employee work locations, and cancellation of Rapid7 marketing events. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain. Furthermore, due to our subscription model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
Our Business Model
We have offerings in four key areas: (1) Vulnerability Risk Management, (2) Incident Detection and Response, (3) Application Security and (4) Security Orchestration and Automation Response.
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:
•Cloud-based subscriptions, which provide our software capabilities to our customers through cloud access and on a SaaS basis. Our InsightIDR, InsightVM, InsightAppSec and InsightConnect products are offered as cloud-based subscriptions, generally with a one-year term.
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
An important component of our revenue growth strategy is to have our existing customers renew their agreements with us and purchase additional products from us. To assess our performance against this objective, we monitor the renewal rates of our existing customers. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, in a trailing 12-month period by the dollar value of the corresponding customer agreements. Our renewal rate was 106% and 117% for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2019, our renewal rate was adjusted from the previously disclosed 120% to 117% based on a reclassification of certain upsells and cross-sells. Our goal is to maintain strong renewal rates and continue to increase our renewal rates over time however, our renewal rates may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our products and professional services, pricing, competitive offerings, economic conditions, overall changes in our customers’ spending levels or our sales mix between new and upsell or cross-sell.
For the three months ended March 31, 2020 and 2019, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 90% and 85%, respectively, of total revenue.

Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Total revenue	$94,340	$73,185
Year-over-year revenue growth	28.9%	34.2%
Non-GAAP (loss) income from operations	$(3,933)	$577
Operating cash flow	$(7,215)	$(13,566)

	As of March 31,
	2020	2019
	(dollars in thousands)
Number of customers	9,024	7,934
Year-over-year customer growth	14%	12%
Annualized recurring revenue (ARR)	$350,884	$268,194
Year-over-year ARR growth	30.8%	51.0%
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers.
Non-GAAP (Loss) Income from Operations. We monitor non-GAAP (loss) income from operations, a non-GAAP financial measure, to analyze our financial results. We believe non-GAAP (loss) income from operations is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance and allowing for greater transparency with respect to metrics used by our management in its financial and operational decision-making. See Non-GAAP Financial Results below for further information on non-GAAP (loss) income from operations and a reconciliation of non-GAAP (loss) income from operations to the comparable GAAP financial measure.
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
Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures and key metrics, including non-GAAP gross profit, non-GAAP income (loss) from operations, non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures and key metrics for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures and key metrics provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We define non-GAAP gross profit, non-GAAP income (loss) from operations, non-GAAP net income (loss) and non-GAAP net income (loss) per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt discount and issuance costs, and certain other items such as acquisition-related expenses and litigation-related expenses. Non-GAAP net income (loss) per basic and dilutive share is calculated as Non-GAAP net income (loss) divided by the weighted average shares used to compute net income (loss) per share, with the number of weighted average shares decreased to reflect the anti-dilutive impact of the capped call transactions (Capped Calls) entered into in connection with the 1.25% convertible senior note issued in August 2018 (Notes).
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
Amortization of debt discount and issuance costs. In August 2018, we issued $230 million of 2023 Notes, which bear interest at an annual fixed rate of 1.25%. The imputed interest rate of the 2023 Notes was approximately 7.36%. This is a result of the debt discount recorded for the conversion feature that is required to be separately accounted for as equity, and debt issuance costs, which reduce the carrying value of the convertible debt instrument. The debt discount is amortized as interest expense together with the issuance costs of the debt. The expense for the amortization of debt discount and debt issuance costs is a non-cash item, and we believe the exclusion of this interest expense provides a more useful comparison of our operational performance in different periods.
Litigation-related expenses. We exclude certain litigation-related expenses consisting of professional fees and related costs incurred by us related to significant litigation outside the ordinary course of business. We believe it is useful to exclude such expenses because we do not consider such amounts to be part of our ongoing operations.
Acquisition-related expenses. We exclude acquisition-related expenses as costs that are unrelated to the current operations and neither are comparable to the prior period nor predictive of future results.
Anti-dilutive impact of capped call transaction. In connection with the issuance of the 2023 Notes, we entered into capped call transactions to offset potential dilution from the embedded conversion feature in the 2023 Notes. Although we cannot reflect the anti-dilutive impact of the capped call transactions under GAAP, we do reflect the anti-dilutive impact of the capped call transactions in non-GAAP net income (loss) per basic and diluted share to provide investors with useful information in evaluating the financial performance of the Company on a per share basis.
Adjusted EBITDA. We define adjusted EBITDA as net loss before (1) interest income, (2) interest expense, (3) other income (expense), net, (4) provision for (benefit from) income taxes, (5) depreciation expense, (6) amortization of intangible assets, (7) stock-based compensation expense, and (8) certain other items. We believe that the use of adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. Adjusted EBITDA should not be considered as a substitute for other measures of financial performance reported in accordance with GAAP. There are limitations to using this non-GAAP financial measure, including that other companies may calculate this measure differently than we do, that it does not reflect our capital expenditures or future requirements for capital expenditures and that it does not reflect changes in, or cash requirements for, our working capital and excludes some items that are cash based.

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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
GAAP total gross profit	$66,626	$53,212
Stock-based compensation expense	931	573
Amortization of acquired intangible assets	1,658	1,358
Non-GAAP total gross profit	$69,215	$55,143

	Three Months Ended March 31,
	2020	2019
	(in thousands)
GAAP gross profit – products	$66,293	$51,476
Stock-based compensation expense	573	277
Amortization of acquired intangible assets	1,658	1,358
Non-GAAP gross profit – products	$68,524	$53,111

	Three Months Ended March 31,
	2020	2019
	(in thousands)
GAAP gross profit – professional services	$333	$1,736
Stock-based compensation expense	358	296
Non-GAAP gross profit – professional services	$691	$2,032
The following table reconciles GAAP loss from operations to non-GAAP (loss) income from operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
GAAP loss from operations	$(19,820)	$(9,744)
Stock-based compensation expense	13,347	8,634
Amortization of acquired intangible assets	1,690	1,397
Acquisition-related expenses	307	217
Litigation-related expenses	543	73
Non-GAAP (loss) income from operations	$(3,933)	$577

The following table reconciles GAAP net loss to non-GAAP net (loss) income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except share and per share data)
GAAP net loss	$(22,924)	$(11,673)
Stock-based compensation expense	13,347	8,634
Amortization of acquired intangible assets	1,690	1,397
Acquisition-related expenses	307	217
Litigation-related expenses	543	73
Amortization of debt discount and issuance costs	2,743	2,510
Non-GAAP net (loss) income	$(4,294)	$1,158

Reconciliation of net (loss) income per share, basic:
GAAP net loss per share, basic	$(0.46)	$(0.24)
Non-GAAP adjustments to net loss	0.37	0.26
Non-GAAP net (loss) income per share, basic	$(0.09)	$0.02

Reconciliation of net (loss) income per share, diluted:
GAAP net loss per share, diluted	$(0.46)	$(0.24)
Non-GAAP adjustments to net loss	0.37	0.26
Non-GAAP net (loss) income per share, diluted	$(0.09)	$0.02

Weighted average shares used in GAAP per share calculation, basic and diluted	50,127,310	47,827,939

Weighted average shares used in non-GAAP per share calculation:
Basic	50,127,310	47,827,939
Diluted	50,127,310	51,184,402
The following table reconciles GAAP net loss to adjusted EBITDA for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
GAAP net loss	$(22,924)	$(11,673)
Interest income	(1,048)	(1,731)
Interest expense	3,462	3,229
Other (income) expense, net	447	206
Provision for income taxes	243	225
Depreciation expense	2,675	1,850
Amortization of intangible assets	2,168	1,577
Stock-based compensation expense	13,347	8,634
Acquisition-related expenses	307	217
Litigation-related expenses	543	73
Adjusted EBITDA	$(780)	$2,607

Components of Results of Operations
Revenue
We generate revenue primarily from selling products and professional services through a variety of delivery models to meet the needs of our diverse customer base. We generally bill customers and collect payment for both our products and services at the beginning of a contractual period.
Products
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightVM, InsightIDR, InsightAppSec and InsightConnect products, (2) managed services offerings, which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit and AppSpider products, as well as associated content subscriptions for our Nexpose and Metasploit products. We also generate revenue when customers purchase or renew agreements for maintenance and support of their Nexpose, Metasploit and AppSpider software licenses. Substantially all of our customers purchase an agreement for maintenance and support in connection with their purchase of a Nexpose, Metasploit or AppSpider software license. Lastly, we also generate appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers.
Professional Services
We generate professional service revenue from the sale of deployment and training services related to our products, incident response services and security advisory services.
Cost of Revenue
Our total cost of revenue consists of the costs of products and professional services. Cost of revenue include overhead costs for depreciation, facilities, IT, information security, and recruiting. Our IT overhead costs include IT personnel compensation costs and costs associated with our IT infrastructure. All overhead costs are allocated based on relative headcount.
Cost of Products
Cost of products consists of personnel and related costs for our content, support, managed service and cloud operations teams, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead costs. Also included in cost of products are software license fees, hardware, cloud computing costs and internet connectivity expenses directly related to delivering our products, amortization of contract fulfillment costs, as well as amortization of certain intangible assets including internally developed software.
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
Interest Expense
Interest expense consists primarily of contractual interest expense, as well as amortization of debt discount and issuance costs related to our 2023 Notes.
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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$87,549	$65,845
Professional services	6,791	7,340
Total revenue	94,340	73,185
Cost of revenue:(1)
Products	21,256	14,369
Professional services	6,458	5,604
Total cost of revenue	27,714	19,973
Operating expenses:(1)
Research and development	24,202	17,865
Sales and marketing	48,145	35,138
General and administrative	14,099	9,953
Total operating expenses	86,446	62,956
Loss from operations	(19,820)	(9,744)
Interest income	1,048	1,731
Interest expense	(3,462)	(3,229)
Other income (expense), net	(447)	(206)
Loss before income taxes	(22,681)	(11,448)
Provision for income taxes	243	225
Net loss	$(22,924)	$(11,673)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$931	$573
Research and development	4,645	3,174
Sales and marketing	3,678	2,464
General and administrative	4,093	2,423
Total stock-based compensation expense	$13,347	$8,634

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$2,623	$1,907
Research and development	659	430
Sales and marketing	1,166	810
General and administrative	395	280
Total depreciation and amortization expense	$4,843	$3,427

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2020	2019
Consolidated Statement of Operations Data:
Revenue:
Products	92.8%	90.0%
Professional services	7.2	10.0
Total revenue	100.0	100.0
Cost of revenue:
Products	22.5	19.7
Professional services	6.9	7.7
Total cost of revenue	29.4	27.4
Operating expenses:
Research and development	25.7	24.4
Sales and marketing	51.0	47.9
General and administrative	14.9	13.6
Total operating expenses	91.6	85.9
Loss from operations	(21.0)	(13.3)
Interest income	1.1	2.4
Interest expense	(3.7)	(4.4)
Other income (expense), net	(0.5)	(0.3)
Loss before income taxes	(24.0)	(15.6)
Provision for income taxes	0.3	0.3
Net loss	(24.3)%	(15.9)%
Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
Products	$87,549	$65,845	$21,704	33.0%
Professional services	6,791	7,340	(549)	(7.5)
Total revenue	$94,340	$73,185	$21,155	28.9%
Total revenue increased by $21.2 million in the three months ended March 31, 2020 compared to the same period in 2019. The $21.2 million increase in revenue consisted of a $1.1 million increase in revenue from new customers and a $20.1 million increase in revenue from existing customers. The $20.1 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the three months ended March 31, 2020 compared to the same period in 2019 was comprised of $16.7 million generated from sales in North America and $4.5 million generated from sales from the rest of the world.
The $0.5 million decrease in professional services revenue in the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a decline in services as customers rescheduled services in response to the COVID-19 pandemic.

Cost of Revenue

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue:
Products	$21,256	$14,369	$6,887	47.9%
Professional services	6,458	5,604	854	15.2
Total cost of revenue	$27,714	$19,973	$7,741	38.8%
Gross margin %:
Products	75.7%	78.2%
Professional services	4.9	23.7
Total gross margin %	70.6%	72.7%
Total cost of revenue increased by $7.7 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to a $2.6 million increase in cloud computing costs related to growing cloud-based subscription revenue and a $2.5 million increase in personnel costs, inclusive of a $0.4 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. Our increase in total cost of revenue also included a $1.8 million increase in allocated overhead driven by costs related to our global kick-off meeting as well as an increase in IT and facilities costs, a $0.3 million increase in amortization expense for acquired intangible assets, a $0.4 million increase in third-party professional service consulting costs and a $0.3 million increase in amortization expense for capitalized internally-developed software. These increases were partially offset by a $0.2 million decrease in other expenses.
Total gross margin percentage decreased for the three months ended March 31, 2020 compared to the same period in 2019. The decrease in products gross margin for the three months ended March 31, 2020 was primarily due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products. The decrease in professional services gross margin for the three months ended March 31, 2020 was primarily due to a reduction in professional services revenue as customers rescheduled services in response to the COVID-19 pandemic.
Operating Expenses
Research and Development Expense

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$24,202	$17,865	$6,337	35.5%
% of revenue	25.7%	24.4%
Research and development expense increased by $6.3 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to a $3.6 million increase in personnel costs and an increase of $3.0 million in allocated overhead driven by costs related to our global kick-off meeting as well as an increase in IT and facilities costs, partially offset by a decrease of $0.3 million in other expenses. The $3.6 million increase in personnel costs was primarily due to a $2.1 million increase in salaries and related costs driven by growth in headcount, including employees acquired in the acquisition of NetFort Technologies Limited in April 2019, and a $1.5 million increase in stock-based compensation expense.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$48,145	$35,138	$13,007	37.0%
% of revenue	51.0%	47.9%
Sales and marketing expense increased by $13.0 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to a $6.4 million increase in personnel costs due to an increase in headcount, inclusive of a $1.2 million increase in stock-based compensation expense, and a $4.8 million increase in allocated overhead driven by costs related to our global kick-off meeting as well as an increase in IT and facilities costs. Our increase in sales and marketing expense also included a $1.5 million increase in commission expense and a $1.0 million increase in marketing and advertising costs. These increases were partially offset by a $0.7 million decrease in other expenses.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$14,099	$9,953	$4,146	41.7%
% of revenue	14.9%	13.6%
General and administrative expense increased by $4.1 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to a $2.5 million increase in personnel costs due to an increase in headcount, inclusive of a $1.8 million increase in stock-based compensation expense, a $1.0 million increase in professional fees primarily due to litigation and acquisition-related expenses and other professional consulting fees, a $0.5 million increase in allocated overhead driven by costs related to our global kick-off meeting as well as an increase in IT and facilities costs, and a $0.1 million increase in other expenses.
Interest Income

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest income	$1,048	$1,731	$(683)	(39.5)%
% of revenue	1.1%	2.4%
Interest income decreased by $0.7 million in the three months ended March 31, 2020 compared to the same period in 2019 primarily due a decrease in interest rates.
Interest Expense

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest expense	$(3,462)	$(3,229)	$(233)	7.2%
% of revenue	(3.7)%	(4.4)%
Interest expense increased by $0.2 million in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in amortization of debt discount and issuance costs related to the 2023 Notes.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income (expense), net	$(447)	$(206)	$(241)	117.0%
% of revenue	(0.5)%	(0.3)%
Other income (expense), net increased by $0.2 million in the three months ended March 31, 2020 compared to the same period in 2019 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling and realized losses on the sale of investments.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for income taxes	$243	$225	$18	8.0%
% of revenue	0.3%	0.3%
Provision for income taxes remained consistent in the three months ended March 31, 2020 compared to the same period in 2019.

Liquidity and Capital Resources
As of March 31, 2020, we had $204.4 million in cash and cash equivalents, $49.2 million in short- and long-term investments that have maturities ranging from two to nineteen months and an accumulated deficit of $541.4 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, short and long-term investments and our senior secured credit facility. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
On May 1, 2020, we acquired DivvyCloud, a CSPM company, for consideration of approximately $130.8 million in cash paid at closing, an aggregate of 200,596 shares of Rapid7’s common stock to be issued to the founders of DivvyCloud in three equal annual installments beginning on the first anniversary of the closing date and $7.4 million in deferred cash payments.
We believe that our existing cash and cash equivalents, our short and long-term investments and our available borrowings under our senior secured credit facility will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and professional service offerings and the cost of any future acquisitions of technology or businesses. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital on terms satisfactory to us when we require it, our business, operating results and financial condition could be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$123,413	$99,565
Net cash used in operating activities	(7,215)	(13,566)
Net cash provided by (used in) investing activities	85,422	(355)
Net cash provided by financing activities	3,374	4,373
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(560)	(148)
Cash, cash equivalents and restricted cash at end of period	$204,434	$89,869
Senior Secured Credit Facility
On April 23, 2020, we entered into a Credit and Security Agreement (the Credit Agreement), with KeyBank National Association, as administrative agent, and the lenders party thereto. The Credit Agreement provides for a three year $30.0 million revolving credit facility (our Senior Secured Credit Facility), with a letter of credit sublimit of $15.0 million, and an accordion feature under which we can increase our senior secured credit facility to up to $70.0 million. The new Senior Secured Credit Facility bears interest at 2.50% over the London Interbank Offered Rate (LIBOR) (subject to a 1.00% floor) or, at our option, an alternate base rate. We are required to pay a 0.20% per annum commitment fee on the unused portion of the credit facility. As of May 8, 2020, we did not have any outstanding borrowings under the credit facility.
The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions. These covenants prohibit settlement payments in cash or a combination of cash and shares of our common stock upon any conversion of our convertible debt securities at any time when a default or event of default has occurred and is continuing under the Credit Agreement. The Credit Agreement contains financial covenants that require us to maintain specified minimum recurring revenue and, following the issuance of any additional convertible debt securities (including the convertible notes described below), minimum liquidity of $30.0 million. In addition, the Credit Agreement contains certain customary events of default including, but not limited to, failure to pay interest, principal and fees or other amounts when due, material misrepresentations or misstatements in any representation or warranty, covenant defaults, certain cross defaults to other material indebtedness, certain judgment defaults and events of bankruptcy.

Convertible Senior Notes
On May 1, 2020, we issued $230.0 million aggregate principal amount of convertible senior notes due May 1, 2025 (collectively, the 2025 Notes). The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $223.2 million. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or repurchased. The Notes do not contain any financial covenants. The 2025 Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the 2025 Indenture).
In connection with the issuance of the 2025 Notes, we entered into capped call transactions with certain counterparties (the Capped Calls). We used $27.3 million of the net proceeds from the 2025 Notes to purchase the Capped Calls. The Capped Calls are expected to offset potential dilution to our common stock upon conversion of the 2025 Notes. The Capped Calls have an initial cap price of $93.88 per share (which initially represents a premium of 100% over the last reported sale price of our common stock on April 28, 2020), subject to certain adjustments.
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment including leasehold improvements for our facilities.
Operating Activities
Operating activities used $7.2 million of cash and cash equivalents in the three months ended March 31, 2020, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash used in operating activities reflected our net loss of $22.9 million and an increase in our net operating assets and liabilities of $6.1 million, offset by $21.8 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $16.7 million decrease in deferred revenue as a result of our seasonal decrease in billings compared to the fourth quarter of 2019, a $14.6 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $1.1 million decrease in other liabilities, a $0.5 million increase in deferred contract acquisition and fulfillment costs, which each had a negative impact on operating cash flow. These factors were partially offset by a $22.6 million decrease in accounts receivable due to collections, and a $4.0 million increase in accounts payable and a $0.2 million decrease in prepaid expenses and other assets, which each had a positive impact on operating cash flow.
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
Investing Activities
Investing activities provided $85.4 million of cash in the three months ended March 31, 2020, consisting of $113.9 million of investment sales and maturities, offset by $24.2 million for purchases of investments, $2.8 million in capital expenditures to purchase leasehold improvements furniture and fixtures and computer equipment and $1.5 million for capitalization of internal-use software costs.

Investing activities used $0.4 million of cash in the three months ended March 31, 2019, consisting of $72.7 million of investment sales and maturities, offset by $63.0 million for purchases of investments, $8.5 million in capital expenditures to purchase leasehold improvements, primarily related to office space build-outs and computer equipment and $1.6 million for capitalization of internal-use software costs.
Financing Activities
Financing activities provided $3.4 million of cash in the three months ended March 31, 2020, which consisted primarily of $1.6 million in proceeds from the exercise of stock options and $3.3 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), partially offset by $1.5 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $4.4 million of cash in the three months ended March 31, 2019, which consisted primarily of $2.7 million in proceeds from the exercise of stock options and $2.6 million in proceeds from the issuance of common stock purchased by employees under the ESPP, partially offset by $1.0 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
In January 2020, we amended our contract with Amazon Web Services (AWS) which increased our total purchase obligation by $15.0 million, $40.0 million and $50.0 million in 2021, 2022 and 2023, respectively, for a total additional obligation of $105.0 million.
As of March 31, 2020, other than that noted above, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at March 31, 2020 would not have been material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of March 31, 2020, we had cash and cash equivalents of $204.4 million consisting of bank deposits and money market funds and short- and long-term investments of $49.2 million consisting of corporate bonds, commercial paper, agency bonds and asset-backed securities. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
In August 2018, we issued $230.0 million aggregate principal amount of 2023 Notes. The fair value of the 2023 Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the 2023 Notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair value of the 2023 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of March 31, 2020, the fair value of our 2023 Notes was $278.7 million.
As of March 31, 2020, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. . Furthermore, the COVID-19 pandemic (including federal, state and local governmental responses, broad economic impacts and market disruptions) has heightened risks discussed in the risk factors described below. Furthermore, the COVID-19 pandemic (including federal, state and local governmental responses, broad economic impacts and market disruptions) has heightened risks discussed in the risk factors described below. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.
Risks Related to Our Business and Industry
The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees began working remotely as of late March 2020. In addition, many of our customers and prospective customers are working remotely, which may delay the timing of subscriptions. The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our sales and marketing, professional service and research and development efforts, which cannot be predicted or quantified at this time. To the extent that disruptions occur, we may not be able to fully mitigate any such inefficiencies, delays and additional costs through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. Although such events did not have a material adverse impact on our financial results for the first quarter of fiscal year 2020, we currently expect that our annualized recurring revenue (ARR) related to contracts in place at the end of a quarter for the second quarter of fiscal year 2020 will be lower than initially anticipated at the beginning of fiscal year 2020 as a result of the pull back on customer spending, including renewals, in light of the economic uncertainty caused by the COVID-19 pandemic.

Negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could materially and adversely affect demand for our products and professional services and could materially and adversely impact our results and financial condition even after the pandemic is contained and the shelter-in-place orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19, which may be more pronounced in industry verticals more directly impacted by the COVID-19 pandemic. Also, a decrease in subscriptions and/or renewals in a given period could negatively affect our ARR as well as our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software subscriptions yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our guidance, our customers, our potential customers, our market opportunity, renewals and sales cycle, among others. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.
Although we expect that current cash and cash equivalent balances, including the proceeds of our recently completed convertible senior notes offering, together with cash flows that are generated from operations and availability under our new revolving credit facility will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.
The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets, the timing of economic recovery and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the current uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the impact of the COVID-19 pandemic on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.
Our quarterly operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.
Our operating results, including the levels of our revenue, ARR, renewal rates, cash flow, deferred revenue and gross margins, have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
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
•price competition;
•our ability to successfully manage and integrate any future acquisitions of businesses, including Divvy Cloud Corporation (DivvyCloud) and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
•our ability to increase, retain and incentivize the channel partners that market and sell our products and professional services;
•our continued international expansion and associated exposure to changes in foreign currency exchange rates, including any fluctuations caused by uncertainties relating to United Kingdom's exit from the European Union, commonly referred to as "Brexit";
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
•quarantine, private travel limitation, or business disruption in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the COVID-19 pandemic;
•the impact of natural disasters or manmade problems such as terrorism or war; and
•future accounting pronouncements or changes in our accounting policies.
Fluctuations in our quarterly operating results, key metrics, non-GAAP metrics and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by and the unprecedented nature of the current COVID-19 pandemic. Each factor above or discussed elsewhere herein or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, or those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.
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
•continue to effectively grow and improve the productivity of our sales teams; and
•successfully compete with other companies.
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
We have posted a net loss in each year since inception, including net losses of $53.8 million, $55.5 million and $45.5 million in the years ended December 31, 2019, 2018 and 2017, respectively. As of March 31, 2020, we had an accumulated deficit of $541.4 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
Our subscription offerings are sold on a term basis. In order for us to improve our operating results, it is important that our existing customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions with us and we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our new or current product offerings, our pricing, the effects of economic conditions, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, competitive offerings, our customers' perception of their exposure, or alterations or reductions in their spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues and results of operations may be adversely impacted.
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
In addition, it is difficult to predict customer adoption and renewal rates, as well as customer demand for our products and professional services, particularly in light of the ongoing COVID-19 pandemic. As a result of the pandemic, customers may not renew when or as we expect, including electing to reduce the anticipated scope of their subscriptions with us, or requesting payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. It is also difficult to predict the size and growth rate of the market for SecOps, the entry of competitive products or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance and perceived value associated with our offerings and those of our competitors, as well as broader economic conditions. If these offerings do not achieve widespread adoption or there is a reduction in demand for solutions in our market caused by a lack of customer acceptance, technological challenges, competing technologies and products, decreases in corporate spending, weakening economic conditions, or otherwise, it could result in reduced customer orders, early terminations, reduced renewal rates or decreased revenue, any of which would adversely affect our business operations and financial results. You should consider our business and prospects in light of the risks and difficulties we face in this new and unproven market.
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
•our inability to release enhanced versions of our vulnerability management offerings on a timely basis in response to the dynamic threat landscape; and
•a decline in overall IT spending due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the three months ended March 31, 2020 and 2019, operations located outside of North America generated 17% and 15%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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

•increased exposure to natural disasters, acts of war, terrorism, epidemics, or pandemics and other health crises, including the ongoing COVID-19 pandemic; and
•costs of compliance with multiple and possibly overlapping tax structures.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation, (EU) 2016/679 (GDPR), which went into effect in May 2018 and is designed to update current privacy laws to better reflect the digital economy and to unify data protection within the European Union (EU) under a single law and laws implemented by EU member states which contain derogations from, or exemptions or authorizations for the purposes of, the GDPR, or which are otherwise intended to supplement the GDPR and any legislation that replaces or converts into domestic law the GDPR or any other law relating to data protection, the processing of personal data and privacy as a consequence of the United Kingdom leaving the EU. The GDPR presents significantly greater risks, compliance burdens and costs for companies with users and operations in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. These laws are broad in their application and apply when we do business with EU-based customers and when our U.S.-based customers collect and use personal data that originates from individuals resident in the EU. They also apply to transfers of information between us and our EU-based subsidiaries, including employee information. Further, many U.S. federal and state and other foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
In addition, to facilitate the transfer of both customer and personnel data from the European Union to the United States, we self-certified under the EU-US Privacy Shield framework on December 20, 2016. However, it is possible that the Privacy Shield may be challenged in the future, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to U.S. data transfers. The EU is monitoring the arrangement, and the EU Commissioner and the U.S. Department of Commerce carry out annual joint reviews to assess whether it continues to ensure an adequate level of protection of personal data, the most recent of which took place in October 2019. Non-compliance with the transfer restrictions could result in the EU data protection authorities imposing a number of different sanctions on us until we do, including fines and, ultimately, a prohibition on transfers.
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
Achieving the anticipated benefits of past or future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings. For example, on May 1, 2020 we acquired DivvyCloud, a CSPM, platform that enables visibility, automation, and continuous security governance across multi-cloud environments. Some of our acquisitions could improve the capabilities of our existing offerings or platform, as opposed to becoming a new offering. The acquisition of DivvyCloud is intended to extend the cloud security capabilities of our Insight Platform, helping security and DevOps teams understand and manage governance, risk and security in their growing cloud environments. The integration of DivvyCloud and any other acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition, including certain employees which we acquired in connection with our acquisition of DivvyCloud. If we are unable to effectively execute or integrate acquisitions, our business, financial condition and operating results could be adversely affected.
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
We may be unable to realize the anticipated benefits of the acquisition of DivvyCloud or those benefits may take longer to realize than expected.
The acquisition of DivvyCloud involves the combination of two companies that have historically operated independently. In order to realize the anticipated benefits of such acquisition, we will be required to devote significant management attention and resources to align the business practices, supply chains, cultures and operations of each business. We may encounter difficulties as we attempt to integrate the businesses in a manner that permits us to achieve the cost savings, synergies, business opportunities, growth prospects and other benefits anticipated to result from the acquisition of DivvyCloud. Accordingly, the contemplated benefits of such acquisition may not be realized fully, or at all, or may take longer to realize than expected. In addition, even if the DivvyCloud is integrated successfully, the anticipated benefits of such acquisition may not be realized, including the sales or growth opportunities that are anticipated. Further, additional unanticipated costs may be incurred in the integration process.
DivvyCloud may underperform relative to our expectations.
We may not be able to maintain the growth rate, levels of revenue, earnings or operating efficiency that we and DivvyCloud have achieved or might achieve separately. The business and financial performance of DivvyCloud are subject to certain risks and uncertainties. Our failure to maintain the growth rate, levels of revenue, earnings or operating efficiency could have a material adverse effect on our financial condition and results of operations.
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
Our future performance depends on the continued services and contributions of our senior management, particularly Corey Thomas, our Chief Executive Officer, and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. Further, members of our management and other key personnel in critical functions across our organization may be unable to perform their duties or have limited availability due to COVID-19. The temporary or permanent loss of the services of our senior management, particularly Mr. Thomas, or other key employees for any reason could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.
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
The phaseout of LIBOR, or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.
On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. We may need to renegotiate our senior secured credit facility or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such indebtedness. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our senior secured credit facility, and we cannot predict what alternative rate or benchmark would be negotiated. This may result in an increase to our interest expense.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for each of the three months ended March 31, 2020 and 2019 we incurred 12% of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the three months ended March 31, 2020 and 2019, 8% and 7%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. For example, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. Although we expect that current cash and cash equivalent balances and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if we are unable to obtain adequate financing or financing on terms satisfactory to us if and when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
Our business is subject to the risks of pandemics, earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.
A significant public health crisis, epidemic or pandemic (including the ongoing COVID-19 pandemic), or a natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. In addition, public health crises or natural disasters could affect our channel partners’ ability to perform services for us on a timely basis. In the event we or our channel partners are hindered by any of the events discussed above, our ability to provide our products or professional services to customers could be delayed.
In addition, our facilities and those of our third-party data centers and hosting providers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a public health crisis, natural disaster, power failure or an act of terrorism, vandalism or other misconduct, a decision by a third party to close a facility on which we rely without adequate notice, or other unanticipated problems could result in lengthy interruptions in provision or delivery of our products, potentially leaving our customers vulnerable to cyber attacks. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $66.01 through April 30, 2020. Factors that may affect the market price of our common stock include:
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
•sales of shares of our common stock by us or our stockholders, including sales and purchases of any common stock issued upon conversion of our 1.25% convertible senior notes due 2023 (the 2023 Notes) and our 2.25% convertible senior notes due 2025 (the 2025 Notes and, together with the 2023 Notes, the Notes); and
•general economic, regulatory and market conditions.
Recently, the stock markets, and in particular the market on which our common stock is listed, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies due to, among other factors, the actions of market participants or other actions outside of our control, including general market volatility caused by the COVID-19 pandemic. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.
We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
We have provided and may continue to provide guidance about our business, future operating results and key metrics, including ARR. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic, the anticipated contributions of

DivvyCloud and the associated economic uncertainty on our business and the timing and scope of economic recovery globally, which are inherently difficult to predict. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. This guidance, which inherently consists of forward-looking statements, is also qualified by, and subject to, assumptions, estimates and expectations as of the date given. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements including the risks described in this Risk Factors section and in the Risk Factors section of any future SEC filings we make. It can be expected that some or all of the assumptions, estimates and expectations of any guidance we furnished will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance.
Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic and which could adversely affect our operations and operating results. There are no comparable recent events that provide guidance as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements provided may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
Future sales of our common stock or equity-linked securities in the public market could lower the market price for our common stock and adversely impact the trading price of the Notes.
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, settlement of other equity incentive awards and upon conversion of the Notes. The indentures for the Notes do not restrict our ability to issue additional common stock or equity-linked securities in the future. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
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
As of December 31, 2019, we had $230.0 million aggregate principal amount of indebtedness under 2023 Notes and we issued an additional $230.0 million aggregate principal amount of indebtedness under the 2025 Notes on May 1, 2020. In addition, we may also incur indebtedness under our senior secured credit facility. Our indebtedness may:
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
Further, the indentures governing the Notes do not restrict our ability to incur additional indebtedness, secure existing or future debt, recapitalize our existing or future debt or take a number of other actions that could intensify the risks discussed above and below. Further, we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facility and any future debt instruments existing at the time, some of which may be secured indebtedness. While our senior secured credit facility restricts our ability to incur additional indebtedness, if our senior secured credit facility is terminated, we may not be subject to such restriction under the terms of such indebtedness.
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
In addition, our senior secured credit facility contains, and any future additional indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital, pay dividends and/or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. Any such event of default under our senior secured credit facility would give the lenders the right to terminate their commitments to provide additional loans under our senior secured credit facility and to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders under our senior secured credit facility would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our senior secured credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our cash flows, business, results of operations, financial condition and our ability to make payments under our indebtedness, including the Notes, when due. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion features of the Notes are triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 7 to our consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of December 31, 2019, and the 2023 Notes were convertible at the option of the holders, in whole or in part, between January 1, 2020 and March 31, 2020. However, the holders of the 2023 Notes did not elect to convert their Notes during the January 1, 2020 through March 31, 2020 period. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, in July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income. Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required. Application of the “if converted” method may reduce our reported diluted earnings per share. We cannot be sure that this exposure draft will be issued, or will be issued in its current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have an adverse impact on our financial statements.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the pricing of the Notes and the exercise by the initial purchasers of their option to purchase additional Notes, we entered into capped call transactions with certain counterparties (Capped Calls). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of the Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricings of the Notes, including with certain investors in the Notes. The counterparties and/or or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the observation period relating to any conversion of the 2023 Notes on or after February 1, 2023, or the 2025 Notes on or after November 1, 2024, that is not in connection with a redemption). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Notes and our common stock.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
Provisions in the indentures for the Notes may deter or prevent a business combination that may be favorable to our stockholders.
If a fundamental change occurs prior to the maturity date of the 2023 Notes or 2025 Notes, respectively, holders of the 2023 Notes, or 2025 Notes, as applicable, will have the right, at their option, to require us to repurchase all or a portion of their 2023 Notes or 2025 Notes, as applicable. In addition, if a “make-whole fundamental change” (as defined in the indentures) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the Notes for a holder that elects to convert its Notes in connection with such make-whole fundamental change.
Furthermore, the indentures governing the Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indentures could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our stockholders.
Conversion of the Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 7 to our consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of December 31, 2019, and the 2023 Notes were convertible at the option of the holders, in whole or in part, between January 1, 2020 and March 31, 2020. However, the holders of the 2023 Notes did not elect to convert their 2023 Notes during the January 1, 2020 through March 31, 2020 period. The Notes may become in the future convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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

RAPID7, INC.

Date: May 8, 2020	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)