Form 10-Q
period 2020-06-30
Rapid7, Inc.
filed 2020-08-10
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 31, 2020, there were 51,006,114 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$279,343	$123,413
Short-term investments	36,313	116,158
Accounts receivable, net of allowance for doubtful accounts of $2,608 and $1,829 at June 30, 2020 and December 31, 2019, respectively	76,823	87,927
Deferred contract acquisition and fulfillment costs, current portion	18,439	17,047
Prepaid expenses and other current assets	20,708	20,051
Total current assets	431,626	364,596
Long-term investments	5,365	22,887
Property and equipment, net	48,904	50,670
Operating lease right-of-use assets	72,005	60,984
Deferred contract acquisition and fulfillment costs, non-current portion	35,815	34,213
Goodwill	213,686	97,866
Intangible assets, net	47,706	28,561
Other assets	5,304	5,136
Total assets	$860,411	$664,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,078	$6,836
Accrued expenses	36,165	41,021
Operating lease liabilities, current portion	9,436	7,179
Deferred revenue, current portion	227,318	231,518
Other current liabilities	—	119
Total current liabilities	279,997	286,673
Convertible senior notes, net	368,161	185,200
Operating lease liabilities, non-current portion	80,081	72,294
Deferred revenue, non-current portion	33,280	36,226
Other long-term liabilities	8,204	1,352
Total liabilities	769,723	581,745
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; 0 shares issued at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; 51,438,042 and 50,397,922 shares issued at June 30, 2020 and December 31, 2019, respectively; 50,951,234 and 49,911,114 shares outstanding at June 30, 2020 and December 31, 2019, respectively	509	499
Treasury stock, at cost, 486,808 shares at June 30, 2020 and December 31, 2019	(4,764)	(4,764)
Additional paid-in-capital	657,678	605,650
Accumulated other comprehensive income	85	213
Accumulated deficit	(562,820)	(518,430)
Total stockholders’ equity	90,688	83,168
Total liabilities and stockholders’ equity	$860,411	$664,913
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Products	$92,430	$72,579	$179,979	$138,424
Professional services	6,482	6,380	13,273	13,720
Total revenue	98,912	78,959	193,252	152,144
Cost of revenue:
Products	23,118	16,637	44,373	31,006
Professional services	5,963	5,544	12,422	11,148
Total cost of revenue	29,081	22,181	56,795	42,154
Total gross profit	69,831	56,778	136,457	109,990
Operating expenses:
Research and development	26,120	19,626	50,322	37,491
Sales and marketing	44,959	38,172	93,104	73,310
General and administrative	14,484	11,160	28,583	21,113
Total operating expenses	85,563	68,958	172,009	131,914
Loss from operations	(15,732)	(12,180)	(35,552)	(21,924)
Other income (expense), net:
Interest income	208	1,582	1,256	3,313
Interest expense	(5,917)	(3,312)	(9,379)	(6,541)
Other income (expense), net	210	(29)	(237)	(235)
Loss before income taxes	(21,231)	(13,939)	(43,912)	(25,387)
Provision for (benefit from) income taxes	235	(519)	478	(294)
Net loss	$(21,466)	$(13,420)	$(44,390)	$(25,093)
Net loss per share, basic and diluted	$(0.42)	$(0.28)	$(0.88)	$(0.52)
Weighted-average common shares outstanding, basic and diluted	50,695,706	48,451,562	50,411,508	48,141,474
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(21,466)	$(13,420)	$(44,390)	$(25,093)
Other comprehensive income (loss):
Change in fair value of investments	128	189	(107)	382
Adjustments for net losses (gains) realized and included in net loss	35	—	(21)	—
Total change in unrealized gains (losses) on investments	163	189	(128)	382
Comprehensive loss	$(21,303)	$(13,231)	$(44,518)	$(24,711)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2020	50,419	$504	487	$(4,764)	$621,992	$(78)	$(541,354)	$76,300
Stock-based compensation expense	—	—	—	—	15,864	—	—	15,864
Vesting of restricted stock units	415	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(42)	—	—	—	(1,917)	—	—	(1,917)
Issuance of common stock upon exercise of stock options	160	1	—	—	2,163	—	—	2,164
Change in unrealized gains on investments	—	—	—	—	—	163	—	163
Equity component of convertible senior notes, net	—	—	—	—	46,835	—	—	46,835
Purchase of capped calls related to convertible senior notes	—	—	—	—	(27,255)	—	—	(27,255)
Net loss	—	—	—	—	—	—	(21,466)	(21,466)
Balance, June 30, 2020	50,952	$509	487	$(4,764)	$657,678	$85	$(562,820)	$90,688

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2019	48,158	$482	487	$(4,764)	$569,229	$162	$(476,258)	$88,851
Stock-based compensation expense	—	—	—	—	10,430	—	—	10,430
Vesting of restricted stock units	351	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(36)	(1)	—	—	(1,858)	—	—	(1,859)
Issuance of common stock upon exercise of stock options	325	4	—	—	3,329	—	—	3,333
Change in unrealized losses on investments	—	—	—	—	—	189	—	189
Net loss	—	—	—	—	—	—	(13,420)	(13,420)
Balance, June 30, 2019	48,798	$488	487	$(4,764)	$581,127	$351	$(489,678)	$87,524

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	49,911	$499	487	$(4,764)	$605,650	$213	$(518,430)	$83,168
Stock-based compensation expense	—	—	—	—	28,829	—	—	28,829
Issuance of common stock under employee stock purchase plan	102	1	—	—	3,345	—	—	3,346
Vesting of restricted stock units	723	7	—	—	(7)	—	—	—
Shares withheld for employee taxes	(69)	—	—	—	(3,450)	—	—	(3,450)
Issuance of common stock upon exercise of stock options	285	2	—	—	3,731	—	—	3,733
Change in unrealized losses on investments	—	—	—	—	—	(128)	—	(128)
Equity component of convertible senior notes, net	—	—	—	—	46,835	—	—	46,835
Purchase of capped calls related to convertible senior notes	—	—	—	—	(27,255)	—	—	(27,255)
Net loss	—	—	—	—	—	—	(44,390)	(44,390)
Balance, June 30, 2020	50,952	$509	487	$(4,764)	$657,678	$85	$(562,820)	$90,688

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	47,600	$476	487	$(4,764)	$556,223	$(31)	$(464,585)	$87,319
Stock-based compensation expense	—	—	—	—	19,064	—	—	19,064
Issuance of common stock under employee stock purchase plan	111	1			2,633			2,634
Vesting of restricted stock units	595	6	—	—	(6)	—	—	—
Shares withheld for employee taxes	(58)	(1)	—	—	(2,838)	—	—	(2,839)
Issuance of common stock upon exercise of stock options	550	6	—	—	6,051	—	—	6,057
Change in unrealized gains on investments	—	—	—	—	—	382	—	382
Net loss	—	—	—	—	—	—	(25,093)	(25,093)
Balance, June 30, 2019	48,798	$488	487	$(4,764)	$581,127	$351	$(489,678)	$87,524
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(44,390)	$(25,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,419	7,371
Amortization of debt discount and issuance costs	7,007	5,104
Stock-based compensation expense	29,793	19,064
Provision for doubtful accounts	1,008	1,353
Deferred income taxes	—	(761)
Foreign currency re-measurement loss	199	191
Other non-cash (income) expense	(147)	(1,290)
Changes in operating assets and liabilities:
Accounts receivable	10,835	4,549
Deferred contract acquisition and fulfillment costs	(2,994)	(3,172)
Prepaid expenses and other assets	1,773	(9,334)
Accounts payable	137	2,184
Accrued expenses	(7,437)	(7,312)
Deferred revenue	(11,996)	(5,066)
Other liabilities	(980)	1,129
Net cash used in operating activities	(6,773)	(11,083)
Cash flows from investing activities:
Business acquisition, net of cash acquired	(125,771)	(14,621)
Purchases of property and equipment	(3,955)	(17,712)
Capitalization of internal-use software costs	(2,948)	(3,152)
Purchases of investments	(49,259)	(72,432)
Sales/maturities of investments	146,599	140,302
Net cash (used in) provided by investing activities	(35,334)	32,385
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $6,500	223,500	—
Purchase of capped calls related to convertible senior notes	(27,255)	—
Payments of debt issuance costs	(248)	—
Taxes paid related to net share settlement of equity awards	(3,450)	(2,839)
Proceeds from employee stock purchase plan	3,346	2,634
Proceeds from stock option exercises	3,728	6,058
Net cash provided by financing activities	199,621	5,853
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(301)	(151)
Net increase in cash, cash equivalents and restricted cash	157,213	27,004
Cash, cash equivalents and restricted cash, beginning of period	123,413	99,565
Cash, cash equivalents and restricted cash, end of period	$280,626	$126,569
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$1,438	$1,342
Cash paid for income taxes, net of refunds	$135	$319
Non-cash investing activities:
Leasehold improvements acquired through tenant improvement allowance	$—	$14,016
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$279,343	$126,569
Restricted cash in other current assets	1,283	—
Total cash, cash equivalents and restricted cash	$280,626	$126,569

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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
The COVID-19 pandemic is expected to result in a sustained global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, including from our customers. We currently expect our operational and financial performance to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the quarters ending September 30, 2020 and December 31, 2020 and the year ending December 31, 2020 and beyond. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Reclassification
Prior to the fiscal year beginning January 1, 2020, we have presented revenue on our consolidated statement of operations as products, maintenance and support and professional services revenue. For the three and six months ended June 30, 2020, we have combined products and maintenance and support revenue as products revenue on our consolidated statement of operations as our customers continue to migrate from our on-premise products to our SaaS Insight Platform. Given this continued migration, we believe it is more relevant to categorize maintenance and support revenue together as products revenue. Prior periods have been adjusted to conform with this presentation.

Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes to the significant accounting policies during the three and six-month periods ended June 30, 2020.
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
Accounting Pronouncements Not Yet Effective
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to GAAP guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) to alternative reference rates. We may elect to apply the amendments prospectively through December 31, 2022. The impact to our consolidated financial statements from the adoption of this standard is expected to be immaterial.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. The new standard will be effective for us in the first quarter of 2021, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently assessing the impact of adopting this standard but do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Note 2. Revenue from Contracts with Customers
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightIDR, InsightVM, InsightAppSec and InsightConnect products, (2) managed services offerings which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit, AppSpider and DivvyCloud products, and associated content subscriptions for our Nexpose and Metasploit products. We also generate appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers. We generate maintenance and support revenue that is included in our products revenue and is associated with customers’ purchases of our software licenses for Nexpose, Metasploit and AppSpider products. We generate professional service revenue from the sale of our deployment and training services related to our solutions, incident response services, penetration testing and security advisory services. Our deployment services educate and assist our customers on the best use and best practices to deploy our solutions.

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Subscription revenue	$72,796	$52,309	$141,421	$99,278
Term and perpetual software licenses	11,281	10,315	21,552	18,991
Maintenance and support	8,150	9,372	16,572	18,929
Professional services	6,482	6,380	13,273	13,720
Other	203	583	434	1,226
Total revenue	$98,912	$78,959	$193,252	$152,144
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
Contracts with Multiple Performance Obligations
The majority of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (SSP) basis. We determine SSP of our products and services based on our overall pricing objectives using all information reasonably available to us, taking into consideration market conditions and other factors, including the geographic locations of our customers, negotiated discounts from price lists and selling method (i.e., partner or direct). When available, we use directly observable stand-alone transactions to determine SSP. When not regularly sold on a stand-alone basis, we estimate SSP for our products and services utilizing historical sales data, including discounts from list price. The historical data is aggregated and analyzed by geographic location and selling method to establish a median or average price. Once SSP is established it is applied consistently to all transactions including that product or service utilizing a portfolio approach.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended June 30, 2020 and 2019, we recognized revenue of $84.8 million and $66.6 million, respectively, and for the six months ended June 30, 2020 and 2019, we recognized $149.3 million and $117.2 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of June 30, 2020 and December 31, 2019, unbilled receivables of $1.5 million and $0.8 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of June 30, 2020 and December 31, 2019, we had no contract assets recorded on our consolidated balance sheet.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2020. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscription revenue	$189,769	$37,159
Term and perpetual software licenses	30,151	15,613
Maintenance and support	18,784	3,520
Professional services	11,357	—
The amounts presented in the table above primarily consist of fixed fees, which are typically recognized ratably as the performance obligation is satisfied.
Note 3. Business Combinations
Divvy Cloud Corporation
On May 1, 2020, we acquired Divvy Cloud Corporation (DivvyCloud), a Cloud Security Posture Management (CSPM) company, for a purchase price with an aggregate fair value of $137.8 million. The purchase consideration consisted of $130.8 million in cash paid at closing, $7.4 million in deferred cash payments and $0.1 million in estimated working capital and other purchase price adjustments. The deferred cash payments will be held by Rapid7 to satisfy indemnification obligations and certain post-closing purchase price adjustments. The deferred cash payments for post-closing purchase price adjustments is payable three months from the acquisition date in the amount of $0.2 million and the remaining $7.2 million is payable on the fifteenth month anniversary of the acquisition date. We have determined the fair value of the deferred cash payments was $7.0 million as of the acquisition date. In addition, in connection with the acquisition, we will issue an aggregate of 200,596 shares of Rapid7’s common stock to the founders of DivvyCloud in three equal annual installments beginning on the first anniversary of the closing date. The 200,596 shares of common stock were accounted for as stock-based compensation expense as continued service was required. The fair value of the 200,596 shares of common stock was $8.9 million. In the three and six months ended June 30, 2020, we recognized stock-based compensation expense related to such shares in the amount of $0.5 million. In the three and six months ended June 30, 2020, we recorded $0.8 million and $1.1 million, respectively, of acquisition-related costs in general and administrative expense.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$130,810
Deferred cash consideration	6,963
Estimated working capital and other purchase price adjustments	68
Fair value of total consideration transferred	$137,841

Recognized amounts of identifiable assets and liabilities assumed:
Cash and cash equivalents	$5,039
Accounts receivable, net	904
Prepaid expenses and other current assets	810
Property and equipment, net	492
Operating lease right-of-use assets	3,320
Accounts payable	(288)
Accrued expenses	(1,308)
Operating lease liabilities, current portion	(313)
Deferred revenue, current portion	(3,491)
Operating lease liabilities, non-current portion	(2,984)
Deferred revenue, non-current portion	(1,360)
Intangible assets	21,200
Total identifiable net assets assumed	$22,021
Goodwill	115,820
Net purchase price	$137,841
The fair value of identifiable intangible assets was based on valuations using the income approach. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Weighted Average Life
	(in thousands)	(in years)
Developed technology	$18,600	6
Customer relationships	1,700	6
Trade name	900	5
Total identifiable intangible assets	$21,200
The excess of the purchase price over the tangible assets acquired, identifiable intangible assets acquired and assumed liabilities was recorded as goodwill. We believe the goodwill is attributable to expanded product offerings resulting from the integration of the technology acquired with our existing product offerings and increased opportunities to successfully market and sell these new products and features to our customer base. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible assets were not deductible for tax purposes.
These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital.

Following the acquisition, we granted to certain retained employees of DivvyCloud restricted stock units (RSUs) for an aggregate of 153,643 shares of our common stock, which will vest over three years subject to continued service. In addition, we granted certain retained employees of DivvyCloud performance-based restricted stock units (PSUs) for an aggregate of 109,760 shares of our common stock, which will vest over a maximum of three years based upon achievement of certain performance conditions and continued service. The RSUs and PSUs are expensed as stock-based compensation expense over the required service periods, assuming the service and performance conditions are achieved.
Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and DivvyCloud, on a pro forma basis, as though we had acquired DivvyCloud on January 1, 2019. The unaudited pro forma financial information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, including an adjustment to revenue for the deferred revenue fair value adjustment, amortization expense from acquired intangibles assets, reversal of acquisition-related expenses and the stock-compensation expense recorded to retain certain employees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$100,437	$79,963	$197,299	$154,068
Net loss	$(21,666)	$(22,671)	$(49,600)	$(40,228)
NetFort Technologies Limited
On April 1, 2019, we acquired NetFort Technologies Limited (NetFort), a provider of end-to-end network traffic visibility and analytics across cloud, virtual and physical platforms for a purchase price of $16.1 million. The $16.1 million purchase price was funded with cash. In the three and six months ended June 30, 2019, we recorded $0.3 million and $0.5 million, respectively, of acquisition-related costs in general and administrative expense.
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair value of net assets acquired, goodwill and intangible assets were $0.6 million, $9.4 million and $6.1 million, respectively.
The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible asset will not be deductible for tax purposes. Accordingly, a $0.8 million deferred tax benefit was recorded resulting from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired.
Following the acquisition, certain retained employees and non-employee contractors of NetFort received an aggregate of 123,623 restricted stock units (RSUs), which vest over a maximum of three years. The vesting of the RSUs is subject to the employee's continued service with us. Accordingly, the compensation expense associated with the RSUs is expensed as incurred in our post-acquisition financial statements.
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

The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$253,786	$—	$—	$253,786
U.S. government agencies	24,977	—	—	24,977
Corporate bonds	—	13,702	—	13,702
Commercial paper	—	3,000	—	3,000
Total assets	$278,763	$16,702	$—	$295,465

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$106,781	$—	$—	$106,781
Corporate bonds	—	60,878	—	60,878
U.S. government agencies	36,979	—	—	36,979
Commercial paper	—	19,966	—	19,966
Agency bonds	—	12,242	—	12,242
Asset-backed securities	—	8,980	—	8,980
Total assets	$143,760	$102,066	$—	$245,826
As of June 30, 2020, the fair values of our 1.25% and 2.25% convertible senior notes due 2023 and 2025, respectively, as further described in Note 8, Debt, were $309.1 million and $247.9 million, respectively, based upon quoted market prices. We consider the fair values of the convertible senior notes to be a Level 2 measurement due to the limited trading activity of both notes. We had no other liabilities measured and recorded at fair value on a recurring basis as of June 30, 2020 or December 31, 2019.
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	24,981	—	(4)	24,977
Corporate bonds	13,613	90	(1)	13,702
Commercial paper	3,000	—	—	3,000
Total assets	$41,594	$90	$(5)	$41,679

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$36,880	$99	$—	$36,979
Corporate bonds	60,803	77	(2)	60,878
Commercial paper	19,965	1	—	19,966
Agency bonds	12,198	44	—	12,242
Asset-backed securities	8,986	1	(7)	8,980
Total assets	$138,832	$222	$(9)	$139,045
As of June 30, 2020, our available-for-sale investments had maturities ranging from four to fifteen months. As of December 31, 2019, our available-for-sale investments had maturities ranging from three months to two years.
For all of our investments for which the amortized cost basis was greater than the fair value at June 30, 2020 and December 31, 2019, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Note 5. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
Computer equipment and software	$14,765	$13,106
Furniture and fixtures	8,339	7,522
Leasehold improvements	44,676	44,050
Total	67,780	64,678
Less accumulated depreciation	(18,876)	(14,008)
Property and equipment, net	$48,904	$50,670
Depreciation expense was $2.9 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively, and $5.4 million and $3.9 million for the six months ended June 30, 2020 and 2019, respectively.
Note 6. Goodwill and Intangible Assets
Goodwill was $213.7 million and $97.9 million as of June 30, 2020 and December 31, 2019, respectively. The following table displays the changes in goodwill:

Amount
(in thousands)
Balance at December 31, 2019	$97,866
DivvyCloud acquisition	115,820
Balance at June 30, 2020	$213,686
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of June 30, 2020			As of December 31, 2019
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.6	$54,455	$(19,913)	$34,542	$35,855	$(16,080)	$19,775
Customer relationships	6.3	2,700	(753)	1,947	1,000	(641)	359
Trade names	5.4	1,419	(549)	870	519	(519)	—
Non-compete agreements	2.0	40	(40)	—	40	(40)	—
Total acquired intangible assets		58,614	(21,255)	37,359	37,414	(17,280)	20,134
Internal-use software	3.0	12,821	(2,474)	10,347	9,873	(1,446)	8,427
Total intangible assets		$71,435	$(23,729)	$47,706	$47,287	$(18,726)	$28,561
Amortization expense was $2.8 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively, and $5.0 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of June 30, 2020 was as follows (in thousands):

2020 (for the remaining six months)	$6,285
2021	11,810
2022	8,939
2023	6,426
2024	3,871
2025 and thereafter	4,571
Total	$41,902
The table above excludes the impact of $5.8 million of capitalized internal-use software costs for projects that have not been completed as of June 30, 2020, and, therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 7. Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Beginning balance	$51,260	$39,955
Capitalization of contract acquisition and fulfillment costs	12,378	10,067
Amortization of deferred contract acquisition and fulfillment costs	(9,384)	(6,896)
Ending balance	$54,254	$43,126

Note 8. Debt
Convertible Senior Notes
In August 2018, we issued $230.0 million aggregate principal amount of convertible senior notes due August 1, 2023 (the 2023 Notes) and in May 2020, we issued $230.0 million aggregate principal amount of convertible senior notes due May 1, 2025 (the 2025 Notes), collectively (the Notes). The 2023 Notes bear interest at a fixed rate of 1.25% per annum, payable semi-annually in arrears on February 1 and August 1 of each year. The 2025 Notes bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. The 2023 Notes and the 2025 Notes mature on August 1, 2023 and May 1, 2025, respectively unless earlier converted, redeemed or repurchased. The 2023 Notes and 2025 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the 2023 Indenture and the 2025 Indenture, respectively).

The total net proceeds from the 2023 Notes and the 2025 Notes offerings, after deducting initial purchase discounts and estimated debt issuance costs, were $223.1 million and $222.8 million, respectively.
Terms of the 2023 Notes and the 2025 Notes
The holders of the Notes may convert their respective Notes at their option at any time prior to the close of business on the business day immediately preceding their respective convertible dates only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 for the 2023 Notes and September 30, 2020 for the 2025 Notes (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period (measurement period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the applicable series of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the respective Notes on each such trading day;
•if we call any or all of the respective Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the respective redemption date; or
•upon the occurrence of specified corporate events (as set forth in the Indenture).
As of June 30, 2020, the Notes are not convertible at the option of the holder.
The following table presents details of the Notes (number of shares in millions):

	Initial Conversion Price per $1,000 Principal	Initial Conversion Price	Initial Number of Shares
2023 Notes	24.0460	$41.59	5.5
2025 Notes	16.3875	$61.02	3.8
The holders may convert the 2023 Notes and 2025 Notes at any time on or after February 1, 2023 and November 1, 2024, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture.
If we undergo a fundamental change (as set forth in the Indentures) at any time prior to the maturity date, holders of the Notes will have the right, at their option, to require us to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date or following our issuance of a notice of redemption, in each case as described in the Indentures, we will increase the conversion rate for a holder of the Notes who elects to convert its Notes in connection with such a corporate event or during the related redemption period in certain circumstances.
We may not redeem the 2023 Notes or 2025 Notes prior to August 6, 2021 and May 6, 2023 (Redemption Dates), respectively. On or after the respective Redemption Dates, we may redeem for cash all or any portion of the 2023 Notes or 2025 Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding, the date on which we provide the redemption notice at a redemption price equal to 100% principal amount of the 2023 Notes or 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The foregoing description is qualified in its entirety by reference to the text of the Indenture and the Form of the 2023 Notes, which were incorporated by reference as Exhibits 4.4 and 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. The 2025 Notes were incorporated by reference as Exhibits 4.1 and 4.2 to our Current Report on Form 8-K, filed with the SEC on May 4, 2020.
Accounting for the 2023 Notes and the 2025 Notes
In accounting for the transactions, the 2023 Notes and the 2025 Notes have been separated into liability and equity components. The initial carrying amounts of the liability components were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The initial carrying amounts of the equity components representing the Conversion Option was $53.8 million and $48.3 million for the 2023 Notes and the 2025 Notes, respectively, and were determined by deducting the fair values of the liability components from the par value of the 2023 Notes and 2025 Notes. The equity components were recorded as an increase to additional paid-in capital and are not remeasured as long as they continue to meet the conditions for equity classification. The excess of the principal amount of the 2023 Notes and the 2025 Notes over their respective carrying amount of the liability component, or debt discount, are amortized to interest expense using the effective interest method over the contractual terms of the respective Notes.
In accounting for the debt issuance costs of $6.9 million and $7.2 million related to the 2023 Notes and the 2025 Notes, respectively, we allocated the total amount incurred to the liability and equity components of the 2023 Notes and 2025 Notes based on their relative values. Issuance costs attributable to the liability component were $5.3 million and $5.7 million, for the 2023 Notes and the 2025 Notes, respectively, and will be amortized to interest expense using the effective interest method over the contractual term of the 2023 Notes and 2025 Notes, respectively. Issuance costs attributable to the equity component of $1.6 million and $1.5 million for the 2023 Notes and the 2025 Notes, respectively, were netted with the equity component in additional paid-in capital.
The effective interest rates for the 2023 Notes and the 2025 Notes were 7.36% and 7.85%, respectively.
The net carrying amounts of the liability components of the 2023 Notes and the 2025 Notes were as follows (in thousands):

	As of June 30, 2020			As of December 31, 2019
	2023 Notes	2025 Notes	Total	2023 Notes
Principal	$230,000	$230,000	$460,000	$230,000
Unamortized debt discount	(35,728)	(47,053)	(82,781)	(40,768)
Unamortized issuance costs	(3,534)	(5,524)	(9,058)	(4,032)
Net carrying amount	$190,738	$177,423	$368,161	$185,200
The net carrying amount of the equity component as of June 30, 2020 and December 31, 2019 (for the 2023 Notes) was as follows (in thousands):

	2023 Notes	2025 Notes	Total
Debt discount for conversion option	$53,820	$48,346	$102,166
Issuance costs	(1,626)	(1,511)	(3,137)
Net carrying amount	$52,194	$46,835	$99,029
Interest expense related to the 2023 Notes and the 2025 Notes was as follows (in thousands):

	Three Months Ended June 30,						Six Months Ended June 30,
	2020			2019			2020			2019
	2023	2025		2023	2025		2023	2025		2023	2025
	Notes	Notes	Total	Notes	Notes	Total	Notes	Notes	Total	Notes	Notes	Total
Contractual interest expense	$719	$863	$1,582	$718	$—	$718	$1,438	$863	$2,301	$1,437	$—	$1,437
Amortization of debt discount	2,543	1,293	3,836	2,361	—	2,361	5,039	1,293	6,332	4,645	—	4,645
Amortization of issuance costs	251	152	403	233	—	233	498	152	650	459	—	459
Total interest expense	$3,513	$2,308	$5,821	$3,312	$—	$3,312	$6,975	$2,308	$9,283	$6,541	$—	$6,541
Capped Calls
In connection with the offering of the 2023 Notes and the 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties, the (2023 Capped Calls and 2025 Capped Calls). The initial strike prices for the 2023 Capped Calls and the 2025 Capped Calls are $41.59 and $61.02 per share, respectively, subject to certain adjustments, which correspond to the initial conversion price of the 2023 Notes and the 2025 Notes. The initial cap prices for the 2023 Capped Calls and the 2025 Capped Calls are $63.98 and $93.88 per share, respectively, subject to certain adjustments. The 2023 Capped Calls and the 2025 Capped Calls are expected to offset potential dilution to our common stock upon conversion of the respective 2023 Notes or the 2025 Notes, with such offset subject to a cap based on the cap price. The 2023 Capped Calls and the 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 5.5 million and 3.8 million shares of our common stock, respectively. For accounting purposes, the 2023 Capped Calls and the 2025 Capped Calls are separate transactions, and not part of the terms of the 2023 Notes and the 2025 Notes. The 2023 Capped Calls and the 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. Accordingly, the cost of $26.9 million and $27.3 million, respectively, for the 2023 Capped Calls and 2025 Capped Calls was recorded as a reduction to additional paid-in capital.
The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the 2023 Notes and the 2025 Notes was as follows (in thousands):

	2023 Notes	2025 Notes
Conversion option	$53,820	$48,346
Purchase of capped calls	(26,910)	(27,255)
Issuance costs	(1,626)	(1,511)
Total	$25,284	$19,580
Credit Agreement
On April 23, 2020, we entered into a Credit and Security Agreement (the Credit Agreement), with KeyBank National Association that provides for a $30.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million and an accordion feature under which we can increase the credit facility to up to $70.0 million. We incurred fees of $0.4 million in connection with entering into the Credit Agreement. The fees are recorded in other current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. The commitment fee of 0.2% per annum on the unused portion of the credit facility is expensed as incurred and included within interest expense on the consolidated statement of operations. The Credit Agreement matures on April 23, 2023 and contains certain financial covenants including a requirement that we maintain specified minimum recurring revenue and liquidity amounts. In May 2020, we utilized the accordion feature to increase the credit facility to $50.0 million.
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (LIBOR) rate (subject to a 1.00% floor), plus an applicable margin equal to 2.50% per annum or the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum. As of June 30, 2020, we did not have any outstanding borrowings under the Credit Agreement.
Note 9. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 10.4 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within the next 6 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$3,881	$3,055	$7,252	$5,022
Short-term lease costs	224	137	514	286
Variable lease costs	1,367	592	2,289	1,009
Total lease costs	$5,472	$3,784	$10,055	$6,317

Supplemental balance sheet information related to the operating leases was as follows:

	As of June 30, 2020	As of December 31, 2019
	(in thousands, except lease term and discount rate)
Operating lease right-of-use (ROU) assets	$72,005	$60,984

Operating lease liabilities, current portion	$9,436	$7,179
Operating lease liabilities, non-current portion	80,081	72,294
Total operating lease liabilities	$89,517	$79,473

Weighted average remaining lease term (in years) - operating leases	8.2	8.7
Weighted average discount rate - operating leases	7.7%	7.6%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,524	$2,578	$6,360	$4,506
Operating lease ROU assets obtained in exchange for new lease obligations	$11,607	$58,906	$15,597	$60,772

Maturities of operating lease liabilities as of June 30, 2020 were as follows (in thousands):

2020 (for the remaining six months)	$6,837
2021	16,380
2022	13,721
2023	13,954
2024	13,253
2025 and thereafter	53,501
Total lease payments	$117,646
Less: imputed interest	(28,129)
Total	$89,517

Note 10. Stock-Based Compensation Expense
(a)General
Stock-based compensation expense for restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,131	$718	$2,062	$1,291
Research and development	6,389	4,054	11,034	7,228
Sales and marketing	4,345	2,942	8,023	5,406
General and administrative	4,581	2,716	8,674	5,139
Total stock-based compensation expense	$16,446	$10,430	$29,793	$19,064
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.
In the first quarter of 2020, our Compensation Committee adopted and approved the performance goals, targets and payout formulas for 2020 under our bonus plans, including permitting our executive officers and other employees the opportunity to receive payment of their earned bonuses for fiscal year 2020 in the form of common stock (in lieu of cash). During the three and six months ended June 30, 2020, we recognized stock-based compensation expense related to such bonuses in the amount of $0.4 million and $0.8 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of June 30, 2020. For all employees, including executive officers, who elected to receive their 2020 bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of 2021 pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards shall be determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock Units
Restricted stock unit activity during the six months ended June 30, 2020 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2019	2,936,924	$32.43
Granted	1,548,989	56.48
Vested	(723,742)	32.01
Forfeited	(122,463)	36.03
Unvested balance as of June 30, 2020	3,639,708	$42.65
As of June 30, 2020, the unrecognized compensation expense related to our unvested restricted stock units expected to vest was $145.2 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.6 years.
(c)Stock Options
Stock option activity during the six months ended June 30, 2020 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,705,458	$10.18
Granted	—	—
Exercised	(284,962)	13.10		$10,137
Forfeited/cancelled	(16,484)	17.01
Outstanding as of June 30, 2020	2,404,012	$9.79	4.5	$99,113
Vested and exercisable as of June 30, 2020	2,171,711	$9.20	4.3	$90,811

As of June 30, 2020, the unrecognized compensation expense related to our unvested stock options expected to vest was $1.4 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 0.8 years.
The total fair value of stock options vested in the six months ended June 30, 2020 was $1.3 million.
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
Note 11. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(21,466)	$(13,420)	$(44,390)	$(25,093)
Denominator:
Weighted-average common shares outstanding, basic and diluted	50,695,706	48,451,562	50,411,508	48,141,474
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.28)	$(0.88)	$(0.52)
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2020	2019
Options to purchase common stock	2,404,012	3,137,554
Unvested restricted stock units	3,639,708	3,513,781
Common shares to be issued	200,596	—
Shares to be issued under ESPP	77,926	46,331
Total	6,322,242	6,697,666
The shares underlying the conversion options in the 2023 Notes and the 2025 Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion prices, the entire outstanding principal amount of the 2023 Notes and the 2025 Notes as of June 30, 2020 would have been convertible into approximately 5.5 million and 3.8 million shares, respectively. We expect to settle the principal amount of the 2023 Notes and the 2025 Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the 2023 Notes and the 2025 Notes is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period of time exceeds the initial conversion prices of $41.59 per share for the 2023 Notes and $61.02 per share for the 2025 Notes. In connection with the issuance of the 2023 Notes and the 2025 Notes, we entered into 2023 Capped Calls and 2025 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
Note 12. Commitments and Contingencies
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
Note 13. Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
United States	$79,457	$64,106	$155,295	$124,046
Other	19,455	14,853	37,957	28,098
Total	$98,912	$78,959	$193,252	$152,144

Property and equipment, net by geographic area was as follows:

	As of June 30, 2020	As of December 31, 2019
	(in thousands)
United States	$43,349	$42,570
Other	5,555	8,100
Total	$48,904	$50,670

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
Overview
Rapid7 is a leading cyber security solutions provider, on a mission to make successful security tools and practices accessible to all. Rapid7 Insight Platform technology, expert services, and thought-leading research enables over 9,100 customers to improve their security programs so that they can safely advance and innovate.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of June 30, 2020, we had over 9,100 customers in 139 countries, including 46% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three and six months ended June 30, 2020 or 2019.
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
Recent Developments
Acquisition of Divvy Cloud Corporation
On May 1, 2020, we acquired Divvy Cloud Corporation (DivvyCloud), a Cloud Security Posture Management (CSPM) company, for a purchase consideration of $130.8 million in cash paid at closing, $7.4 million in deferred cash payments and $0.1 million in estimated working capital and other purchase price adjustments. In addition, in connection with the acquisition, we will issue an aggregate of 200,596 shares of Rapid7’s common stock to the founders of DivvyCloud in three equal annual installments beginning on the first anniversary of the closing date.
Convertible Senior Notes
On May 1, 2020, we issued $230.0 million aggregate principal amount of convertible senior notes due May 1, 2025 (collectively, the 2025 Notes). The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were $222.8 million. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or repurchased. The 2025 Notes do not contain any financial covenants. The 2025 Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the 2025 Indenture).
In connection with the issuance of the 2025 Notes, we entered into capped call transactions with certain counterparties (the 2025 Capped Calls). We used $27.3 million of the net proceeds from the 2025 Notes to purchase the 2025 Capped Calls. The 2025 Capped Calls are expected to offset potential dilution to our common stock upon conversion of the 2025 Notes. The 2025 Capped Calls have an initial cap price of $93.88 per share, subject to certain adjustments.
Credit Agreement
On April 23, 2020, we entered into a Credit and Security Agreement the (Credit Agreement), with KeyBank National Association that provides for a $30.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million and an accordion feature under which we can increase the credit facility to up to $70.0 million. The Credit Agreement matures on April 23, 2023 and contains certain financial covenants including to maintain specified minimum recurring revenue and liquidity amounts. In May 2020, we utilized the accordion feature to increase the credit facility to $50.0 million.
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (LIBOR) rate (subject to a 1.00% floor), plus an applicable margin equal to 2.50% per annum or the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum. We are required to pay a 0.20% per annum commitment fee on the unused portion of the credit facility. As of June 30, 2020, we did not have any outstanding borrowings under the Credit Agreement.
COVID-19 Response
Rapid7 remains focused on supporting its customers, partners, employees and communities during the COVID-19 pandemic. The impact of COVID-19 on the global economy and on our business continues to be a fluid situation. We responded quickly to adopt a virtual sales strategy to enable most of our employees to work productively from home, continued our focus on customers and new customers and worked to guard the health and safety of our team, support our customers and partners, mitigate risk, and maximize our financial performance. We are focused on ensuring continuity for our customers and partners. During the three months ended June 30, 2020, we slowed hiring and reduced discretionary spending, and in addition, we continue to realize savings that naturally accrue from less travel and virtual rather than in-person events.
The continuing COVID-19 pandemic is expected to result in a sustained global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, including from our customers. We currently expect our operational and financial performance to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the year ending December 31, 2020 and beyond. The extent of the impact of the COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the disease, its impact on industry events, and its effect on our customers, partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel, employee work locations, and cancellation of Rapid7 in-person marketing events. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain. Furthermore, due to our subscription model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
Our Business Model
We have offerings in five key areas: (1) Vulnerability Risk Management, (2) Incident Detection and Response, (3) Application Security, (4) Cloud Security and (5) Security Orchestration and Automation Response.
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
•Licensed software, including both term and perpetual licenses, and the simultaneous sale of maintenance and support. Our Nexpose, Metasploit, AppSpider and DivvyCloud products are offered through term or perpetual software licenses. Our customers who purchase software licenses also purchase maintenance and support, which provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide them with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one-year terms.
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
For the three months ended June 30, 2020 and 2019, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 91% and 87%, respectively, of total revenue. For the six months ended June 30, 2020 and 2019, recurring revenue was 90% and 86%, respectively, of total revenue.
Our renewal rate was 105% and 113% for the three and six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2019, our renewal rate was adjusted from the previously disclosed 116% to 113% based on a reclassification of certain upsells and cross-sells. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, in a trailing 12-month period by the dollar value of the corresponding customer agreements.
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Total revenue	$98,912	$78,959	$193,252	$152,144
Year-over-year revenue growth	25.3%	35.1%	27.0%	34.7%
Non-GAAP income from operations	$4,265	$500	$332	$1,077
Operating cash flow	$442	$2,483	$(6,773)	$(11,083)

	As of June 30,
	2020	2019
	(dollars in thousands)
Number of customers	9,142	8,400
Year-over-year customer growth	9%	16%
Annualized recurring revenue (ARR)	$379,891	$290,016
Year-over-year ARR growth	31.0%	46.0%
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers.
Non-GAAP Income from Operations. We monitor non-GAAP income from operations, a non-GAAP financial measure, to analyze our financial results. We believe non-GAAP income from operations is useful to investors, as a supplement to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance and allowing for greater transparency with respect to metrics used by our management in its financial and operational decision-making. See Non-GAAP Financial Results below for further information on non-GAAP income from operations and a reconciliation of non-GAAP income from operations to the comparable GAAP financial measure.
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
Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures and key metrics, including non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures and key metrics for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures and key metrics provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income (loss) and non-GAAP net income (loss) per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt discount and issuance costs, and certain other items such as acquisition-related expenses and litigation-related expenses. Non-GAAP net income (loss) per basic and diluted share is calculated as Non-GAAP net income (loss) divided by the weighted average shares used to compute net income (loss) per share, with the number of weighted average shares decreased to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.

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
Amortization of debt discount and issuance costs. The expense for the amortization of debt discount and debt issuance costs related to our convertible senior notes and revolving credit facility is a non-cash item and we believe the exclusion of this interest expense provides a more useful comparison of our operational performance in different periods.
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
Anti-dilutive impact of capped call transaction. Our capped calls transactions are intended to offset potential dilution from the conversion features in our convertible senior notes. Although we cannot reflect the anti-dilutive impact of the capped call transactions under GAAP, we do reflect the anti-dilutive impact of the capped call transactions in non-GAAP net income (loss) per basic and diluted share to provide investors with useful information in evaluating our financial performance on a per share basis.
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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
GAAP total gross profit	$69,831	$56,778	$136,457	$109,990
Stock-based compensation expense	1,131	718	2,062	1,291
Amortization of acquired intangible assets	2,175	1,662	3,833	3,020
Non-GAAP total gross profit	$73,137	$59,158	$142,352	$114,301

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
GAAP gross profit – products	$69,312	$55,942	$135,606	$107,418
Stock-based compensation expense	710	373	1,283	650
Amortization of acquired intangible assets	2,175	1,662	3,833	3,020
Non-GAAP gross profit – products	$72,197	$57,977	$140,722	$111,088

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
GAAP gross profit – professional services	$519	$836	$851	$2,572
Stock-based compensation expense	421	345	779	641
Non-GAAP gross profit – professional services	$940	$1,181	$1,630	$3,213
The following table reconciles GAAP loss from operations to non-GAAP income from operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
GAAP loss from operations	$(15,732)	$(12,180)	$(35,552)	$(21,924)
Stock-based compensation expense	16,446	10,430	29,793	19,064
Amortization of acquired intangible assets	2,285	1,698	3,975	3,095
Acquisition-related expenses	831	297	1,138	514
Litigation-related expenses	435	255	978	328
Non-GAAP income from operations	$4,265	$500	$332	$1,077

The following table reconciles GAAP net loss to non-GAAP net income (loss) income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
GAAP net loss	$(21,466)	$(13,420)	$(44,390)	$(25,093)
Stock-based compensation expense	16,446	10,430	29,793	19,064
Amortization of acquired intangible assets	2,285	1,698	3,975	3,095
Acquisition-related expenses	831	297	1,138	514
Litigation-related expenses	435	255	978	328
Amortization of debt discount and issuance costs	4,264	2,594	7,007	5,104
Release of valuation allowance, acquisition-related	—	(761)	—	(761)
Non-GAAP net income (loss)	$2,795	$1,093	$(1,499)	$2,251

Reconciliation of net (loss) income per share, basic:
GAAP net loss per share, basic	$(0.42)	$(0.28)	$(0.88)	$(0.52)
Non-GAAP adjustments to net loss	0.48	0.30	0.85	0.57
Non-GAAP net (loss) income per share, basic	$0.06	$0.02	$(0.03)	$0.05

Reconciliation of net (loss) income per share, diluted:
GAAP net loss per share, diluted	$(0.42)	$(0.28)	$(0.88)	$(0.52)
Non-GAAP adjustments to net loss	0.47	0.30	0.85	0.56
Non-GAAP net (loss) income per share, diluted	$0.05	$0.02	$(0.03)	$0.04

Weighted average shares used in GAAP per share calculation, basic and diluted	50,695,706	48,451,562	50,411,508	48,141,474

Weighted average shares used in non-GAAP per share calculation:
Basic	50,695,706	48,451,562	50,411,508	48,141,474
Diluted	53,063,261	52,035,868	50,411,508	51,611,858
The following table reconciles GAAP net loss to adjusted EBITDA for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
GAAP net loss	$(21,466)	$(13,420)	$(44,390)	$(25,093)
Interest income	(208)	(1,582)	(1,256)	(3,313)
Interest expense	5,917	3,312	9,379	6,541
Other (income) expense, net	(210)	29	237	235
Provision for (benefit from) income taxes	235	(519)	478	(294)
Depreciation expense	2,740	2,056	5,415	3,906
Amortization of intangible assets	2,836	1,888	5,004	3,465
Stock-based compensation expense	16,446	10,430	29,793	19,064
Acquisition-related expenses	831	297	1,138	514
Litigation-related expenses	435	255	978	328
Adjusted EBITDA	$7,556	$2,746	$6,776	$5,353

Components of Results of Operations
Revenue
We generate revenue primarily from selling products and professional services through a variety of delivery models to meet the needs of our diverse customer base. We generally bill customers and collect payment for both our products and services at the beginning of a contractual period.
Products
We generate products revenue from the sale of (1) cloud-based subscriptions for our InsightVM, InsightIDR, InsightAppSec and InsightConnect products, (2) managed services offerings, which utilize our products and (3) term or perpetual software licenses for our Nexpose, Metasploit, AppSpider and DivvyCloud products, as well as associated content subscriptions for our Nexpose and Metasploit products. We also generate revenue when customers purchase or renew agreements for maintenance and support of their Nexpose, Metasploit and AppSpider software licenses. Substantially all of our customers purchase an agreement for maintenance and support in connection with their purchase of a Nexpose, Metasploit or AppSpider software license. Lastly, we also generate appliance revenue that is included in our products revenue and is associated with hardware sold with our Nexpose product to certain customers.
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
Interest Expense
Interest expense consists primarily of contractual interest expense, as well as amortization of debt discount and issuance costs related to our convertible senior notes and revolving credit facility.
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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$92,430	$72,579	$179,979	$138,424
Professional services	6,482	6,380	13,273	13,720
Total revenue	98,912	78,959	193,252	152,144
Cost of revenue:(1)
Products	23,118	16,637	44,373	31,006
Professional services	5,963	5,544	12,422	11,148
Total cost of revenue	29,081	22,181	56,795	42,154
Operating expenses:(1)
Research and development	26,120	19,626	50,322	37,491
Sales and marketing	44,959	38,172	93,104	73,310
General and administrative	14,484	11,160	28,583	21,113
Total operating expenses	85,563	68,958	172,009	131,914
Loss from operations	(15,732)	(12,180)	(35,552)	(21,924)
Interest income	208	1,582	1,256	3,313
Interest expense	(5,917)	(3,312)	(9,379)	(6,541)
Other income (expense), net	210	(29)	(237)	(235)
Loss before income taxes	(21,231)	(13,939)	(43,912)	(25,387)
Provision for (benefit from) income taxes	235	(519)	478	(294)
Net loss	$(21,466)	$(13,420)	$(44,390)	$(25,093)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,131	$718	$2,062	$1,291
Research and development	6,389	4,054	11,034	7,228
Sales and marketing	4,345	2,942	8,023	5,406
General and administrative	4,581	2,716	8,674	5,139
Total stock-based compensation expense	$16,446	$10,430	$29,793	$19,064

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$3,238	$2,253	$5,861	$4,160
Research and development	693	465	1,352	895
Sales and marketing	1,224	912	2,390	1,722
General and administrative	421	314	816	594
Total depreciation and amortization expense	$5,576	$3,944	$10,419	$7,371

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated Statement of Operations Data:
Revenue:
Products	93.4%	91.9%	93.1%	91.0%
Professional services	6.6	8.1	6.9	9.0
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	23.4	21.1	23.0	20.4
Professional services	6.0	7.0	6.4	7.3
Total cost of revenue	29.4	28.1	29.4	27.7
Operating expenses:
Research and development	26.4	24.9	26.0	24.6
Sales and marketing	45.5	48.3	48.2	48.2
General and administrative	14.6	14.1	14.8	13.9
Total operating expenses	86.5	87.3	89.0	86.7
Loss from operations	(15.9)	(15.4)	(18.4)	(14.4)
Interest income	0.2	2.0	0.6	2.2
Interest expense	(6.0)	(4.2)	(4.9)	(4.3)
Other income (expense), net	0.2	—	(0.1)	(0.2)
Loss before income taxes	(21.5)	(17.6)	(22.8)	(16.7)
Provision for (benefit from) income taxes	0.2	(0.7)	0.2	(0.2)
Net loss	(21.7)%	(16.9)%	(23.0)%	(16.5)%
Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
Products	$92,430	$72,579	$19,851	27.4%
Professional services	6,482	6,380	102	1.6
Total revenue	$98,912	$78,959	$19,953	25.3%
Total revenue increased by $20.0 million in the three months ended June 30, 2020 compared to the same period in 2019. The $20.0 million increase in revenue was primarily from existing customers and was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the three months ended June 30, 2020 compared to the same period in 2019 was comprised of $16.3 million generated from sales in North America and $3.7 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue:
Products	$23,118	$16,637	$6,481	39.0%
Professional services	5,963	5,544	419	7.6
Total cost of revenue	$29,081	$22,181	$6,900	31.1%
Gross margin %:
Products	75.0%	77.1%
Professional services	8.0	13.1
Total gross margin %	70.6%	71.9%
Total cost of revenue increased by $6.9 million in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a $3.8 million increase in personnel costs, inclusive of a $0.4 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base, and a $2.6 million increase in cloud computing costs related to growing cloud-based subscription revenue. The $3.8 million increase in personnel costs included $0.5 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition. Our increase in total cost of revenue also included a $0.5 million increase in amortization expense for acquired intangible assets, a $0.4 million increase in amortization expense for capitalized internally-developed software and a $0.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs. These increases were partially offset by a $0.6 million decrease in other expenses.
Total gross margin percentage decreased for the three months ended June 30, 2020 compared to the same period in 2019. The decrease in products gross margin for the three months ended June 30, 2020 was primarily due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products. The decrease in professional services gross margin for the three months ended June 30, 2020 was primarily due to a reduction in professional services revenue as customers delayed scheduling the delivery of services in response to the COVID-19 pandemic.
Operating Expenses
Research and Development Expense

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$26,120	$19,626	$6,494	33.1%
% of revenue	26.4%	24.9%
Research and development expense increased by $6.5 million in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a $5.7 million increase in personnel costs and an increase of $0.7 million in allocated overhead driven largely by an increase in IT and facilities costs and a $0.1 million increase in other expenses. The $5.7 million increase in personnel costs was primarily due to a $3.4 million increase in salaries and related costs driven by growth in headcount, including $0.9 million in additional salaries and related costs attributable to the employees acquired in the acquisition of DivvyCloud in May 2020, and a $2.3 million increase in stock-based compensation expense, including $1.1 million of stock-based compensation expense related to restricted stock units (RSUs) issued to retained employees and common stock to be issued to the founders as part of the acquisition of DivvyCloud.
Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$44,959	$38,172	$6,787	17.8%
% of revenue	45.5%	48.3%
Sales and marketing expense increased by $6.8 million in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a $7.1 million increase in personnel costs due to an increase in headcount, inclusive of a $1.4 million increase in stock-based compensation expense, and due to a $1.5 million increase in commission expense and a $0.8 million increase in allocated overhead driven largely by an increase in IT and facilities costs. The $7.1 million increase in personnel costs included $1.2 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition, including

$0.4 million in stock-based compensation expense related to RSUs issued to retained employees. These increases were partially offset by a $1.6 million decrease in travel and entertainment expenses and a $1.0 million decrease in marketing and advertising costs, as a result of reduced costs due to the COVID-19 pandemic.
General and Administrative Expense

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$14,484	$11,160	$3,324	29.8%
% of revenue	14.6%	14.1%
General and administrative expense increased by $3.3 million in the three months ended June 30, 2020 compared to the same period in 2019, primarily due to a $2.5 million increase in personnel costs due to an increase in headcount, inclusive of a $1.9 million increase in stock-based compensation expense, and a $0.8 million increase in professional fees primarily due to litigation and acquisition-related expenses and other professional consulting fees.
Interest Income

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest income	$208	$1,582	$(1,374)	(86.9)%
% of revenue	0.2%	2.0%
Interest income decreased by $1.4 million in the three months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in interest rates.
Interest Expense

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest expense	$(5,917)	$(3,312)	$(2,605)	78.7%
% of revenue	(6.0)%	(4.2)%
Interest expense increased by $2.6 million in the three months ended June 30, 2020 compared to the same period in 2019 primarily due to an increase in interest expense and amortization of debt discount and issuance costs related to the 2025 Notes.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income (expense), net	$210	$(29)	$239	NM
% of revenue	0.2%	—%
Other income (expense), net increased by $0.2 million in the three months ended June 30, 2020 compared to the same period in 2019 due to realized and unrealized foreign currency gains, primarily related to the euro and British pound sterling.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$235	$(519)	$754	(145.3)%
% of revenue	0.2%	(0.7)%
Provision for (benefit from) income taxes changed from a benefit of $0.5 million in the three months ended June 30, 2019 to an expense of $0.2 million in the three months ended June 30, 2020 primarily due to a $0.8 million deferred tax benefit in the prior period which resulted from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of NetFort, which was not deductible for tax purposes.

Comparison of the Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
Products	$179,979	$138,424	$41,555	30.0%
Professional services	13,273	13,720	(447)	(3.3)
Total revenue	$193,252	$152,144	$41,108	27.0%
Total revenue increased by $41.1 million in the six months ended June 30, 2020 compared to the same period in 2019. The $41.1 million increase in revenue consisted of a $0.6 million increase in revenue from new customers and a $40.5 million increase in revenue from existing customers. The $40.5 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the six months ended June 30, 2020 compared to the same period in 2019 was comprised of $32.9 million generated from sales in North America and $8.2 million generated from sales from the rest of the world.
The $0.4 million decrease in professional services revenue in the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to a decline in services as customers delayed the scheduling of services in response to the COVID-19 pandemic.
Cost of Revenue

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue:
Products	44,373	31,006	$13,367	43.1%
Professional services	12,422	11,148	1,274	11.4
Total cost of revenue	$56,795	$42,154	$14,641	34.7%
Gross margin %:
Products	75.3%	77.6%
Professional services	6.4	18.7
Total gross margin %	70.6%	72.3%
Total cost of revenue increased by $14.6 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to a $6.3 million increase in personnel costs, inclusive of a $0.8 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base, and a $5.2 million increase in cloud computing costs related to growing cloud-based subscription revenue. The $6.3 million increase in personnel costs included $0.5 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition. Our increase in total cost of revenue also included a $2.0 million increase in allocated overhead driven by costs related to our global kick-off meeting as well as an increase in IT and facilities costs, a $0.8 million increase in amortization expense for acquired intangible assets, a $0.7 million increase in amortization expense for capitalized internally-developed software and a $0.4 million increase in third-party professional service consulting costs. These increases were partially offset by a $0.8 million decrease in other expenses.
Total gross margin percentage decreased for the six months ended June 30, 2020 compared to the same period in 2019. The decrease in products gross margin for the six months ended June 30, 2020 was primarily due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products. The decrease in professional services gross margin for the six months ended June 30, 2020 was primarily due to a reduction in professional services revenue as customers rescheduled services in response to the COVID-19 pandemic.

Operating Expenses
Research and Development Expense

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$50,322	$37,491	$12,831	34.2%
% of revenue	26.0%	24.6%
Research and development expense increased by $12.8 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to a $9.3 million increase in personnel costs and an increase of $3.7 million in allocated overhead driven by costs related to our global kick-off meeting and an increase in IT and facilities costs, partially offset by a decrease of $0.2 million in other expenses. The $9.3 million increase in personnel costs was primarily due to a $5.5 million increase in salaries and related costs driven by growth in headcount, including $0.9 million in additional salaries and related costs attributable to the employees acquired in the acquisition of DivvyCloud in May 2020, and a $3.8 million increase in stock-based compensation expense including $1.1 million of stock-based compensation expense related to RSUs issued to retained employees and common stock to be issued to the founders as part of the acquisition of DivvyCloud.
Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$93,104	$73,310	$19,794	27.0%
% of revenue	48.2%	48.2%
Sales and marketing expense increased by $19.8 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to a $13.5 million increase in personnel costs due to an increase in headcount, inclusive of a $2.6 million increase in stock-based compensation expense, and a $5.6 million increase in allocated overhead driven by costs related to our global kick-off meeting as well as an increase in IT and facilities costs. The $13.5 million increase in personnel costs included $1.2 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition, including $0.4 million in stock-based compensation expense related to RSUs issued to retained employees. Our increase in sales and marketing expense also included a $3.0 million increase in commission expense. These increases were partially offset by a $1.8 million decrease in travel and entertainment expenses, as a result of reduced costs due to the COVID-19 pandemic, and a $0.5 million decrease in other expenses.
General and Administrative Expense

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$28,583	$21,113	$7,470	35.4%
% of revenue	14.8%	13.9%
General and administrative expense increased by $7.5 million in the six months ended June 30, 2020 compared to the same period in 2019, primarily due to a $5.0 million increase in personnel costs due to an increase in headcount, inclusive of a $3.5 million increase in stock-based compensation expense, a $1.8 million increase in professional fees primarily due to litigation and acquisition-related expenses and other professional consulting fees, a $0.5 million increase in allocated overhead driven by costs related to our global kick-off meeting as well as an increase in IT and facilities costs, and a $0.2 million increase in other expenses.
Interest Income

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest income	$1,256	$3,313	$(2,057)	(62.1)%
% of revenue	0.6%	2.2%
Interest income decreased by $2.1 million in the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in interest rates.

Interest Expense

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest expense	$(9,379)	$(6,541)	$(2,838)	43.4%
% of revenue	(4.9)%	(4.3)%
Interest expense increased by $2.8 million in the six months ended June 30, 2020 compared to the same period in 2019 primarily due to an increase in interest expense and amortization of debt discount and issuance costs related to the 2025 Notes.
Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income (expense), net	$(237)	$(235)	$(2)	0.9%
% of revenue	(0.1)%	(0.2)%
Other income (expense), net remained consistent in the six months ended June 30, 2020 compared to the same period in 2019.
Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$478	$(294)	$772	(262.6)%
% of revenue	0.2%	(0.2)%
Provision for (benefit from) income taxes changed from a benefit of $0.3 million in the six months ended June 30, 2019 to an expense of $0.5 million in the six months ended June 30, 2020 primarily due to a $0.8 million deferred tax benefit in the prior period which resulted from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of NetFort, which was not deductible for tax purposes.

Liquidity and Capital Resources
As of June 30, 2020, we had $279.3 million in cash and cash equivalents, $41.7 million in short- and long-term investments that have maturities ranging from four to fifteen months and an accumulated deficit of $562.8 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, short and long-term investments and our Credit Agreement. To date, we have financed our operations primarily through private and public equity financings and issuance of convertible senior notes and through cash generated by operating activities.
We believe that our existing cash and cash equivalents, our short and long-term investments and our available borrowings under our Credit Agreement will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and service offerings and the cost of any future acquisitions of technology or businesses. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital on terms satisfactory to us when we require it, our business, operating results and financial condition could be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$123,413	$99,565
Net cash used in operating activities	(6,773)	(11,083)
Net cash (used in) provided by investing activities	(35,334)	32,385
Net cash provided by financing activities	199,621	5,853
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(301)	(151)
Cash, cash equivalents and restricted cash at end of period	$280,626	$126,569
Credit Agreement
On April 23, 2020, we entered into a Credit and Security Agreement, the (Credit Agreement), with KeyBank National Association that provides for a $30.0 million revolving credit facility with an accordion feature under which we can increase the credit facility to up to $70.0 million. The Credit Agreement matures on April 23, 2023 and contains certain financial covenants including to maintain specified minimum recurring revenue and liquidity amounts. In May 2020, we utilized the accordion feature increasing the credit facility to $50.0 million.
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (LIBOR) rate (subject to a 1.00% floor), plus an applicable margin equal to 2.50% per annum or the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum. We are required to pay a 0.20% per annum commitment fee on the unused portion of the credit facility. As of June 30, 2020, we did not have any outstanding borrowings under the Credit Agreement.
Acquisition of DivvyCloud
On May 1, 2020, we acquired DivvyCloud, for a purchase consideration of $130.8 million in cash paid at closing, $7.4 million in deferred cash payments and $0.1 million in estimated working capital and other purchase price adjustments. The deferred cash payments will be held by Rapid7 to satisfy indemnification obligations and certain post-closing purchase price adjustments. The deferred cash payments for post-closing purchase price adjustments is payable three months from the acquisition date in the amount of $0.2 million and the remaining $7.2 million is payable on the fifteenth month anniversary of the acquisition date.
Convertible Senior Notes
On May 1, 2020, we issued $230.0 million aggregate principal amount of convertible senior notes due May 1, 2025 (collectively, the 2025 Notes). The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, was $222.8 million. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. The 2025

Notes will mature on May 1, 2025, unless earlier converted, redeemed or repurchased. The 2025 Notes do not contain any financial covenants. The 2025 Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the 2025 Indenture).
In connection with the issuance of the 2025 Notes, we entered into capped call transactions with certain counterparties (the 2025 Capped Calls). We used $27.3 million of the net proceeds from the 2025 Notes to purchase the 2025 Capped Calls. The Capped Calls are expected to offset potential dilution to our common stock upon conversion of the 2025 Notes. The 2025 Capped Calls have an initial cap price of $93.88 per share, subject to certain adjustments.
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment including leasehold improvements for our facilities.
Operating Activities
Operating activities used $6.8 million of cash and cash equivalents in the six months ended June 30, 2020, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash provided by operating activities reflected our net loss of $44.4 million and an increase in our net operating assets and liabilities of $10.7 million, offset by $48.3 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $12.0 million decrease in deferred revenue, a $7.4 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $1.0 million decrease in other liabilities, a $3.0 million increase in deferred contract acquisition and fulfillment costs, which each had a negative impact on operating cash flow. These factors were partially offset by a $10.8 million decrease in accounts receivable due to an increase in collections, and a $0.1 million increase in accounts payable and a $1.8 million decrease in prepaid expenses and other assets, which each had a positive impact on operating cash flow.
Operating activities used $11.1 million of cash and cash equivalents in the six months ended June 30, 2019, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash used in operating activities reflected our net loss of $25.1 million and an increase in our net operating assets and liabilities of $17.0 million, offset by $31.0 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $7.3 million decrease in accrued expenses primarily as a result of the payout of annual bonuses and year-end commissions, a $5.0 million decrease in deferred revenue, a $3.2 million increase in deferred contract acquisition and fulfillment costs, and a $9.3 million increase in prepaid expenses and other assets, which each had a negative impact on operating cash flow. These factors were partially offset by a $4.5 million decrease in accounts receivable due to collections, a $1.1 million increase in other liabilities and a $2.2 million increase in accounts payable, which each had a positive impact on operating cash flow.
Investing Activities
Investing activities used $35.3 million of cash in the six months ended June 30, 2020, consisting of $125.8 million of cash paid for the acquisition of DivvyCloud, net of cash acquired of $5.0 million, $146.6 million of investment sales and maturities, offset by $49.2 million for purchases of investments, $4.0 million in capital expenditures to purchase leasehold improvements, furniture and fixtures and computer equipment and $2.9 million for capitalization of internal-use software costs.
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
Financing Activities
Financing activities provided $199.6 million of cash in the six months ended June 30, 2020, which consisted primarily of $223.5 million in proceeds from the issuance of the 2025 Notes, net of issuance costs paid of $6.5 million, $3.7 million in proceeds from the exercise of stock options and $3.3 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), partially offset by $27.3 million for the purchase of 2025 Capped Calls, $3.4 million in withholding taxes paid for the net share settlement of equity awards and $0.2 million of payments of debt issuance costs.

Financing activities provided $5.9 million of cash in the six months ended June 30, 2019, which consisted primarily of $6.1 million in proceeds from the exercise of stock options and $2.6 million in proceeds from the issuance of common stock purchased by employees under the ESPP, partially offset by $2.8 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
In May 2020, we issued $230.0 million aggregate principal amount of convertible senior notes. The 2025 Notes are unsecured obligations and bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or repurchased.
In January 2020, we amended our contract with Amazon Web Services (AWS) which increased our total purchase obligation by $15.0 million, $40.0 million and $50.0 million in 2021, 2022 and 2023, respectively, for a total additional obligation of $105.0 million.
As of June 30, 2020, other than the items noted above, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at June 30, 2020 would not have been material to our financial condition or results of operations. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of June 30, 2020, we had cash and cash equivalents of $279.3 million consisting of bank deposits and money market funds and short- and long-term investments of $41.7 million consisting of U.S government agencies, corporate bonds and commercial paper. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but does not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of June 30, 2020, the fair values of our 2023 Notes and 2025 Notes were $309.1 million and $247.9 million, respectively.
As of June 30, 2020, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
We do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Furthermore, the ongoing COVID-19 pandemic (including federal, state and local governmental responses, broad economic impacts and market disruptions) has heightened risks discussed in the risk factors described below. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.
Risks Related to Our Business and Industry
The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the United States and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. Even though some of these original restrictions have been relaxed or lifted, additional or renewed limitations have been imposed as COVID-19 continues to spread. We are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees began working remotely as of late March 2020, and they continue to do so. In addition, many of our customers and prospective customers are working remotely, which may delay the timing of subscriptions. The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our sales and marketing, professional service and research and development efforts, which cannot be predicted or quantified at this time. To the extent that disruptions occur, we may not be able to fully mitigate any such inefficiencies, delays and additional costs through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. Although such events did not have a material adverse impact on our customer renewals for the first two quarters of fiscal 2020, our annualized recurring revenue (ARR) related to contracts in place at the end of the second quarter of fiscal year 2020 was lower than initially anticipated at the beginning of fiscal year 2020 as a result of the pull back on customer spending, in light of the economic uncertainty caused by the COVID-19 pandemic.
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
Although we expect that current cash and cash equivalent balances, including the proceeds of our recently completed convertible senior notes offering, together with cash flows that are generated from operations and availability under our new revolving credit facility, will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.
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
Our operating results, including the levels of our revenue, ARR, renewal rates, cash flow, deferred revenue and gross margins, have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•quarantine, private travel limitation, or business disruptions in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the COVID-19 pandemic;
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
•price competition;
•our ability to successfully manage and integrate any acquired businesses, including Divvy Cloud Corporation (DivvyCloud) and NetFort Technologies Limited (NetFort), and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
•our ability to increase, retain and incentivize the channel partners that market and sell our products and professional services;
•our continued international expansion and associated exposure to changes in foreign currency exchange rates, including any fluctuations caused by uncertainties relating to United Kingdom's exit from the European Union, commonly referred to as “Brexit”;
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
We have posted a net loss in each year since inception, including net losses of $53.8 million, $55.5 million and $45.5 million in the years ended December 31, 2019, 2018 and 2017, respectively. As of June 30, 2020, we had an accumulated deficit of $562.8 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
The market for SecOps solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our primary competitors in Vulnerability Risk Management include Qualys and Tenable; in Incident Detection and Response (SIEM) include Splunk, Micro Focus and LogRhythm; in Application Security include Micro Focus and IBM; in Cloud Security include Prisma (Palo Alto Networks) and CloudGuard (Check Point Software Technologies); in Security Orchestration and Automation Response include Phantom (Splunk) and Demisto (Palo Alto Networks); and finally, while the competition in our professional services business is diverse, our competitors include FireEye's Mandiant, SecureWorks and NCC Group.
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
Although we continue to introduce and acquire new products and professional services, we derive and expect to continue to derive a majority of our revenue from customers using certain of our vulnerability management offerings (VM), InsightVM, Nexpose and Metasploit. Greater than half of our revenue was attributable to InsightVM, Nexpose and Metasploit in each of our last three fiscal years. As a result, our operating results could suffer due to:
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the six months ended June 30, 2020 and 2019, operations located outside of North America generated 17% and 16%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation, (EU) 2016/679 (GDPR), which went into effect in May 2018 and is designed to update current privacy laws to better reflect the digital economy and to unify data protection within the European Union (EU) under a single law and laws implemented by EU member states which contain derogations from, or exemptions or authorizations for the purposes of, the GDPR, or which are otherwise intended to supplement the GDPR and any legislation that replaces or converts into domestic law the GDPR or any other law relating to data protection, the processing of personal data and privacy as a consequence of the United Kingdom (UK) leaving the EU (European Data Protection Laws). The European Data Protect Laws present significantly greater risks, compliance burdens and costs for companies with users and operations in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. The European Data Protection Laws are broad in their application and apply when we do business with EU- and UK-based customers and when our U.S.-based customers collect and use personal data that originates from individuals resident in the EU and UK. They also apply to transfers of personal data between us and our EU- and UK-based subsidiaries, including employee information. Further, many U.S. federal and state and other foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
European Data Protection Laws generally prohibit the transfer of personal data from the European Economic Area, the UK and Switzerland (Europe), to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from Europe to the United States was the Privacy Shield framework which is administered by the U.S. Department of Commerce. To facilitate the transfer of both customer and employee personal data from Europe to the United States, we self-certified under the EU-US Privacy Shield framework on December 20, 2016. However, this framework was recently invalidated by a decision of the European Union’s highest court. Authorities in the United Kingdom and Switzerland may similarly invalidate use of the Privacy Shield as a vehicle for lawful data transfers from those countries to the United States. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses. As such, our processing of personal data from Europe may not comply with European Data Protection Law. This may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including injunctions against transferring personal data subject to the GDPR. This may also reduce demand for our services from companies subject to European Data Protection Laws. Loss of our ability to import personal data from Europe may also require us to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing practices or the features of our products. We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various services, including but not limited to vendors and business partners. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.
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
Achieving the anticipated benefits of past or future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings. For example, on May 1, 2020 we acquired DivvyCloud, a CSPM platform that enables visibility, automation, and continuous security governance across multi-cloud environments. Some of our acquisitions could improve the capabilities of our existing offerings or platform, as opposed to becoming a new offering. The acquisition of DivvyCloud is intended to extend the cloud security capabilities of our Insight Platform, helping security and DevOps teams understand and manage governance, risk and security in their growing cloud environments. The integration of DivvyCloud and any other acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition, including certain employees which we acquired in connection with our acquisition of DivvyCloud. If we are unable to effectively execute or integrate acquisitions, our business, financial condition and operating results could be adversely affected.
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
We have provided and may continue to provide guidance about our business, future operating results and key metrics, including ARR. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business and the timing and scope of economic recovery globally, which are inherently difficult to predict. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. This guidance, which inherently consists of forward-looking statements, is also qualified by, and subject to, assumptions, estimates and expectations as of the date given. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements including the risks described in this Risk Factors section and in the Risk Factors section of any future SEC filings we make. It can be expected that some or all of the assumptions, estimates and expectations of any guidance we furnished will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance.
Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such projections or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic and which could adversely affect our operations and operating results. There are no comparable recent events that provide guidance as to the probable effect of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We are relying on the reports and models of economic and medical experts in making assumptions relating to the duration of this crisis and predictions as to timing and pace of any future economic recovery. If these models are incorrect or incomplete, or if we fail to accurately predict the full impact that the COVID-19 pandemic will have on all aspects of our business, the guidance and other forward-looking statements provided may also be incorrect or incomplete. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for each of the three months ended June 30, 2020 and 2019 we incurred 12% of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the three months ended June 30, 2020 and 2019, 9% and 7%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. For example, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. Although we expect that current cash and cash equivalent balances, including the proceeds from the issuance our 2.25% convertible senior notes due 2025 (2025 Notes) and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if we are unable to obtain adequate financing or financing on terms satisfactory to us if and when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $66.01 through July 31, 2020. Factors that may affect the market price of our common stock include:
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

•sales of shares of our common stock by us or our stockholders, including sales and purchases of any common stock issued upon conversion of our convertible senior notes; and
•general economic, regulatory and market conditions.
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
As of December 31, 2019, we had $230.0 million aggregate principal amount of indebtedness under the 2023 Notes and we issued an additional $230.0 million aggregate principal amount of indebtedness under the 2025 Notes on May 1, 2020. In addition, we may also incur indebtedness under our senior secured credit facility. Our indebtedness may:
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
In the event the conditional conversion features of the Notes are triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, when they are able to do so, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In connection with the pricing of the Notes and the exercise by the initial purchasers of their option to purchase additional Notes, we entered into capped call transactions with certain counterparties (Capped Calls). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of the Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricings of the Notes, including with certain investors in the Notes. The counterparties and/or or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the applicable observation period relating to any conversion of the 2023 Notes on or after February 1, 2023, or relating to any conversion of the 2025 Notes on or after November 1, 2024, in each case that is not in connection with a redemption). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Notes and our common stock.
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
If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes, will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a “make-whole fundamental change” (as defined in the indentures) occurs prior the maturity date, we will in some cases be required to increase the conversion rate of the Notes for a holder that elects to convert its Notes in connection with such make-whole fundamental change.
Furthermore, the indentures governing the Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indentures could deter or prevent a third party from acquiring us even when the acquisition may be favorable to our stockholders.
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
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Rapid7, Inc., as of June 3, 2020
3.2*	Amended and Restated Bylaws of Rapid7, Inc., as of June 3, 2020.
4.1	Indenture, dated as of May 1, 2020, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on May 4, 2020, and incorporated herein by reference).
4.2	Form of Global Note, representing Rapid7, Inc.’s 2.25% Convertible Senior Notes due 2025 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on May 4, 2020, and incorporated herein by reference, and included as Exhibit A to the Indenture filed as Exhibit 4.1 hereto).
10.1	Purchase Agreement, dated April 28, 2020, by and between Rapid7, Inc. and Barclays Capital Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on May 4, 2020).
10.2	Form of Confirmation for Capped Call Transactions (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on May 4, 2020).
10.3	Credit and Security Agreement, dated as of April 23, 2020, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 28, 2020).
10.4*	First Amendment Agreement, dated as of May 29, 2020, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto.
10.5	Merger Agreement, dated as of April 24, 2020, by and between Rapid7, Inc., Rapid7 LLC, Stratus Acquisition, Inc., Divvy Cloud Corporation and Fortis Advisors LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 28, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPID7, INC.

Date: August 10, 2020	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)