Form 10-Q
period 2020-09-30
Rapid7, Inc.
filed 2020-11-05
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2020, there were 51,838,938 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$239,409	$123,413
Short-term investments	81,209	116,158
Accounts receivable, net of allowance for doubtful accounts of $3,203 and $1,829 at September 30, 2020 and December 31, 2019, respectively	73,625	87,927
Deferred contract acquisition and fulfillment costs, current portion	19,269	17,047
Prepaid expenses and other current assets	20,521	20,051
Total current assets	434,033	364,596
Long-term investments	10,813	22,887
Property and equipment, net	50,305	50,670
Operating lease right-of-use assets	69,797	60,984
Deferred contract acquisition and fulfillment costs, non-current portion	37,269	34,213
Goodwill	213,727	97,866
Intangible assets, net	45,942	28,561
Other assets	4,931	5,136
Total assets	$866,817	$664,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,033	$6,836
Accrued expenses	48,035	41,021
Operating lease liabilities, current portion	9,568	7,179
Deferred revenue, current portion	231,560	231,518
Other current liabilities	85	119
Total current liabilities	298,281	286,673
Convertible senior notes, net	373,318	185,200
Operating lease liabilities, non-current portion	77,863	72,294
Deferred revenue, non-current portion	30,632	36,226
Other long-term liabilities	1,370	1,352
Total liabilities	781,464	581,745
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; 0 shares issued at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; 52,264,083 and 50,397,922 shares issued at September 30, 2020 and December 31, 2019, respectively; 51,777,275 and 49,911,114 shares outstanding at September 30, 2020 and December 31, 2019, respectively	518	499
Treasury stock, at cost, 486,808 shares at September 30, 2020 and December 31, 2019	(4,764)	(4,764)
Additional paid-in-capital	677,983	605,650
Accumulated other comprehensive (loss) income	(23)	213
Accumulated deficit	(588,361)	(518,430)
Total stockholders’ equity	85,353	83,168
Total liabilities and stockholders’ equity	$866,817	$664,913
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Products	$98,559	$76,476	$278,538	$214,900
Professional services	6,516	6,679	19,789	20,399
Total revenue	105,075	83,155	298,327	235,299
Cost of revenue:
Products	25,196	17,703	69,569	48,709
Professional services	5,832	5,927	18,254	17,075
Total cost of revenue	31,028	23,630	87,823	65,784
Total gross profit	74,047	59,525	210,504	169,515
Operating expenses:
Research and development	28,509	20,154	78,831	57,645
Sales and marketing	48,448	39,904	141,552	113,214
General and administrative	15,006	11,223	43,589	32,336
Total operating expenses	91,963	71,281	263,972	203,195
Loss from operations	(17,916)	(11,756)	(53,468)	(33,680)
Other income (expense), net:
Interest income	87	1,448	1,343	4,761
Interest expense	(7,328)	(3,399)	(16,707)	(9,940)
Other income (expense), net	143	(492)	(94)	(727)
Loss before income taxes	(25,014)	(14,199)	(68,926)	(39,586)
Provision for (benefit from) income taxes	527	207	1,005	(87)
Net loss	$(25,541)	$(14,406)	$(69,931)	$(39,499)
Net loss per share, basic and diluted	$(0.50)	$(0.29)	$(1.38)	$(0.82)
Weighted-average common shares outstanding, basic and diluted	51,293,210	49,020,449	50,707,553	48,437,686
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(25,541)	$(14,406)	$(69,931)	$(39,499)
Other comprehensive income (loss):
Change in fair value of investments	(20)	(47)	(127)	335
Adjustments for net gains realized and included in net loss	—	—	(21)	—
Total change in unrealized gains (losses) on investments	(20)	(47)	(148)	335
Change in unrealized losses on cash flow hedges	(88)	—	(88)	—
Total other comprehensive income (loss)	(108)	(47)	(236)	335
Comprehensive loss	$(25,649)	$(14,453)	$(70,167)	$(39,164)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands)

	Three Months Ended September 30, 2020
	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2020	50,952	$509	487	$(4,764)	$657,678	$85	$(562,820)	$90,688
Stock-based compensation expense	—	—	—	—	16,620	—	—	16,620
Issuance of common stock under employee stock purchase plan	132	1	—	—	3,735	—	—	3,736
Vesting of restricted stock units	369	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(43)	—	—	—	(2,534)	—	—	(2,534)
Issuance of common stock upon exercise of stock options	367	4	—	—	2,491	—	—	2,495
Other comprehensive loss	—	—	—	—	—	(108)	—	(108)
Equity component of convertible senior notes, net	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	—	(25,541)	(25,541)
Balance, September 30, 2020	51,777	$518	487	$(4,764)	$677,983	$(23)	$(588,361)	$85,353

	Three Months Ended September 30, 2019
	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2019	48,798	$488	487	$(4,764)	$581,127	$351	$(489,678)	$87,524
Stock-based compensation expense	—	—	—	—	10,426	—	—	10,426
Issuance of common stock under employee stock purchase plan	74	1	—	—	2,886	—	—	2,887
Vesting of restricted stock units	319	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(38)	—	—	—	(2,087)	—	—	(2,087)
Issuance of common stock upon exercise of stock options	150	1	—	—	1,877	—	—	1,878
Other comprehensive loss	—	—	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	—	—	(14,406)	(14,406)
Balance, September 30, 2019	49,303	$493	487	$(4,764)	$594,226	$304	$(504,084)	$86,175

	Nine Months Ended September 30, 2020
	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	49,911	$499	487	$(4,764)	$605,650	$213	$(518,430)	$83,168
Stock-based compensation expense	—	—	—	—	45,449	—	—	45,449
Issuance of common stock under employee stock purchase plan	234	2	—	—	7,080	—	—	7,082
Vesting of restricted stock units	1,092	11	—	—	(11)	—	—	—
Shares withheld for employee taxes	(112)	—	—	—	(5,984)	—	—	(5,984)
Issuance of common stock upon exercise of stock options	652	6	—	—	6,222	—	—	6,228
Other comprehensive loss	—	—	—	—	—	(236)	—	(236)
Equity component of convertible senior notes, net	—	—	—	—	46,832	—	—	46,832
Purchase of capped calls related to convertible senior notes	—	—	—	—	(27,255)	—	—	(27,255)
Net loss	—	—	—	—	—	—	(69,931)	(69,931)
Balance, September 30, 2020	51,777	$518	487	$(4,764)	$677,983	$(23)	$(588,361)	$85,353

	Nine Months Ended September 30, 2019
	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	47,600	$476	487	$(4,764)	$556,223	$(31)	$(464,585)	$87,319
Stock-based compensation expense	—	—	—	—	29,490	—	—	29,490
Issuance of common stock under employee stock purchase plan	185	2			5,519			5,521
Vesting of restricted stock units	914	9	—	—	(9)	—	—	—
Shares withheld for employee taxes	(96)	(1)	—	—	(4,925)	—	—	(4,926)
Issuance of common stock upon exercise of stock options	700	7	—	—	7,928	—	—	7,935
Other comprehensive income	—	—	—	—	—	335	—	335
Net loss	—	—	—	—	—	—	(39,499)	(39,499)
Balance, September 30, 2019	49,303	$493	487	$(4,764)	$594,226	$304	$(504,084)	$86,175
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(69,931)	$(39,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,347	11,969
Amortization of debt discount and issuance costs	12,213	7,783
Stock-based compensation expense	46,921	29,490
Provision for doubtful accounts	1,760	1,782
Deferred income taxes	—	(761)
Foreign currency re-measurement loss	308	570
Other non-cash (income) expense	(87)	(1,635)
Changes in operating assets and liabilities:
Accounts receivable	13,228	10,860
Deferred contract acquisition and fulfillment costs	(5,278)	(5,403)
Prepaid expenses and other assets	1,352	(9,878)
Accounts payable	1,922	1,132
Accrued expenses	(3,079)	(4,822)
Deferred revenue	(10,456)	(12,124)
Other liabilities	(915)	1,292
Net cash provided by (used in) operating activities	4,305	(9,244)
Cash flows from investing activities:
Business acquisition, net of cash acquired	(125,826)	(14,607)
Purchases of property and equipment	(7,125)	(27,053)
Capitalization of internal-use software costs	(4,407)	(4,686)
Purchases of investments	(108,710)	(114,208)
Sales/maturities of investments	155,599	177,287
Net cash (used in) provided by investing activities	(90,469)	16,733
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $7,201	222,799	—
Purchase of capped calls related to convertible senior notes	(27,255)	—
Deferred business acquisition payment	(150)	—
Payments of debt issuance costs	(411)	—
Taxes paid related to net share settlement of equity awards	(5,984)	(4,926)
Proceeds from employee stock purchase plan	7,082	5,521
Proceeds from stock option exercises	6,219	7,924
Net cash provided by financing activities	202,300	8,519
Effect of exchange rate changes on cash, cash equivalents and restricted cash	160	(648)
Net increase in cash, cash equivalents and restricted cash	116,296	15,360
Cash, cash equivalents and restricted cash, beginning of period	123,413	99,565
Cash, cash equivalents and restricted cash, end of period	$239,709	$114,925
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$2,875	$2,779
Cash paid for income taxes, net of refunds	$333	$404
Non-cash investing activities:
Leasehold improvements acquired through tenant improvement allowance	$—	$14,016
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$239,409	$114,925
Restricted cash in other current assets	300	—
Total cash, cash equivalents and restricted cash	$239,709	$114,925
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
The COVID-19 pandemic is expected to result in a sustained global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, including from our customers. We currently expect our operational and financial performance to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the quarter and the year ending December 31, 2020 and beyond. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Reclassification
Prior to the fiscal year beginning January 1, 2020, we have presented revenue on our consolidated statement of operations as products, maintenance and support and professional services revenue. For the three and nine months ended September 30, 2020, we have combined products and maintenance and support revenue as products revenue on our consolidated statement of operations as our customers continue to migrate from our on-premise products to our SaaS Insight Platform. Given this continued migration, we believe it is more relevant to categorize maintenance and support revenue together as products revenue. Prior periods have been adjusted to conform with this presentation.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes to the significant accounting policies during the three and nine-month periods ended September 30, 2020 other than those noted below.
Derivatives and Hedging Activities
As a global business, we are exposed to currency exchange rate risk. Although the majority of our revenue is denominated in U.S. dollars, a portion of our operating expenses are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. In order to manage certain exposures to currency fluctuations, we initiated a derivative instrument and hedging program during the quarter ended September 30, 2020. We enter into foreign currency derivative contracts, which we designate as cash flow hedges to manage the foreign currency exchange risk associated with these expenses denominated in certain foreign currencies.
Derivative instruments are measured at fair value and reported as either an asset or liability on our consolidated balance sheets. Gains or losses related to our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction in our consolidated statement of operations when the underlying hedged transaction is recognized in earnings. If it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from accumulated other comprehensive income (loss) into the financial statement line item associated with the underlying hedged transaction in our consolidated statement of operations. Derivatives designated as cash flow hedges are classified in our consolidated statements of cash flow in the same manner as the underlying hedged transaction, primarily within cash flow from operating activities.
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
Accounting Pronouncements Not Yet Effective
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit; and simplifies classification of debt on the balance sheet and earnings per share calculation. The standard is effective for us in our first quarter of fiscal 2022 and can be adopted on a full or modified retrospective basis. Early adoption is permitted from our first quarter of fiscal 2021. We are currently assessing the timing, method of adoption and overall impact that the adoption of this standard will have on our consolidated financial statements.
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
The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Subscription revenue	$78,721	$57,885	$220,142	$157,163
Term and perpetual software licenses	11,904	9,160	33,456	28,151
Maintenance and support	7,743	9,178	24,315	28,107
Professional services	6,516	6,679	19,789	20,399
Other	191	253	625	1,479
Total revenue	$105,075	$83,155	$298,327	$235,299
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended September 30, 2020 and 2019, we recognized revenue of $90.4 million and $72.7 million, respectively, and for the nine months ended September 30, 2020 and 2019, we recognized $197.4 million and $158.7 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of September 30, 2020 and December 31, 2019, unbilled receivables of $2.0 million and $0.8 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of September 30, 2020 and December 31, 2019, we had no contract assets recorded on our consolidated balance sheet.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2020. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscription revenue	$197,007	$46,101
Term and perpetual software licenses	30,925	12,985
Maintenance and support	16,859	3,809
Professional services	13,674	—

The amounts presented in the table above primarily consist of fixed fees, which are typically recognized ratably as the performance obligation is satisfied.
Note 3. Business Combinations
Divvy Cloud Corporation
On May 1, 2020, we acquired Divvy Cloud Corporation (DivvyCloud), a Cloud Security Posture Management (CSPM) company, for a purchase price with an aggregate fair value of $137.8 million. The purchase consideration consisted of $130.8 million in cash paid at closing, $7.4 million in deferred cash payments and $0.1 million in estimated working capital and other purchase price adjustments. The deferred cash payments will be held by Rapid7 to satisfy indemnification obligations and certain post-closing purchase price adjustments. The deferred cash payments for post-closing purchase price adjustments is payable three months from the acquisition date in the amount of $0.2 million and the remaining $7.2 million is payable on the fifteenth month anniversary of the acquisition date. We have determined the fair value of the deferred cash payments was $7.0 million as of the acquisition date. During the third quarter of 2020, we made a $0.2 million payment for the first deferred cash payment and final working capital and other purchase price adjustments.
In addition, in connection with the acquisition, we will issue an aggregate of 200,596 shares of Rapid7’s common stock to the founders of DivvyCloud in three equal annual installments beginning on the first anniversary of the closing date. The 200,596 shares of common stock were accounted for as stock-based compensation expense as continued service was required. The fair value of the 200,596 shares of common stock was $8.9 million. In the nine months ended September 30, 2020, we recorded $1.1 million of acquisition-related costs in general and administrative expense.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$130,810
Deferred cash consideration	6,963
Working capital and other purchase price adjustments	55
Fair value of total consideration transferred	$137,828

Recognized amounts of identifiable assets and liabilities assumed:
Cash and cash equivalents	$5,039
Accounts receivable, net	904
Prepaid expenses and other current assets	810
Property and equipment, net	492
Operating lease right-of-use assets	3,320
Accounts payable	(288)
Accrued expenses	(1,308)
Operating lease liabilities, current portion	(313)
Deferred revenue, current portion	(3,545)
Operating lease liabilities, non-current portion	(2,984)
Deferred revenue, non-current portion	(1,360)
Intangible assets	21,200
Total identifiable net assets assumed	$21,967
Goodwill	115,861
Net purchase price	$137,828

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
Our revenue attributable to the DivvyCloud business for the three and nine months ended September 30, 2020 was $2.3 million and $3.4, respectively. Our net loss attributable to the DivvyCloud business for the three and nine months ended September 30, 2020 was $6.7 million and $11.1 million, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$105,904	$84,628	$303,203	$238,695
Net loss	$(24,712)	$(19,726)	$(74,485)	$(59,954)
NetFort Technologies Limited
On April 1, 2019, we acquired NetFort Technologies Limited (NetFort), a provider of end-to-end network traffic visibility and analytics across cloud, virtual and physical platforms for a purchase price of $16.1 million. The $16.1 million purchase price was funded with cash. In the nine months ended September 30, 2019, we recorded $0.5 million of acquisition-related costs in general and administrative expense.
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
Following the acquisition, certain retained employees and non-employee contractors of NetFort received an aggregate of 123,623 RSUs, which vest over a maximum of three years. The vesting of the RSUs is subject to the employee's continued

service with us. Accordingly, the compensation expense associated with the RSUs is expensed as incurred in our post-acquisition financial statements.
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
The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$215,449	$—	$—	$215,449
U.S. government agencies	32,987	—	—	32,987
Commercial paper	—	32,252	—	32,252
Corporate bonds	—	20,349	—	20,349
Agency bonds	—	3,998	—	3,998
Asset-backed securities	—	2,436	—	2,436
Total assets	$248,436	$59,035	$—	$307,471
Liabilities:
Foreign currency forward contracts designated as cash flow hedges	$—	$88	$—	$88
Total liabilities	$—	$88	$—	$88

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$106,781	$—	$—	$106,781
Corporate bonds	—	60,878	—	60,878
U.S. government agencies	36,979	—	—	36,979
Commercial paper	—	19,966	—	19,966
Agency bonds	—	12,242	—	12,242
Asset-backed securities	—	8,980	—	8,980
Total assets	$143,760	$102,066	$—	$245,826

As of September 30, 2020, the fair values of our 1.25% and 2.25% convertible senior notes due 2023 and 2025, respectively, as further described in Note 9, Debt, were $359.5 million and $289.2 million, respectively, based upon quoted market prices. We consider the fair values of the convertible senior notes to be a Level 2 measurement due to the limited trading activity of both notes. We had no other liabilities measured and recorded at fair value on a recurring basis as of September 30, 2020 or December 31, 2019.
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	32,984	3	—	32,987
Commercial paper	32,252	—	—	32,252
Corporate bonds	20,287	69	(7)	20,349
Agency bonds	3,998	—	—	3,998
Asset-backed securities	2,436	—	—	2,436
Total assets	$91,957	$72	$(7)	$92,022

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$36,880	$99	$—	$36,979
Corporate bonds	60,803	77	(2)	60,878
Commercial paper	19,965	1	—	19,966
Agency bonds	12,198	44	—	12,242
Asset-backed securities	8,986	1	(7)	8,980
Total assets	$138,832	$222	$(9)	$139,045
As of September 30, 2020, our available-for-sale investments had maturities ranging from one to nineteen months. As of December 31, 2019, our available-for-sale investments had maturities ranging from three months to two years.
For all of our investments for which the amortized cost basis was greater than the fair value at September 30, 2020 and December 31, 2019, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
Note 5. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Computer equipment and software	$15,397	$13,106
Furniture and fixtures	8,520	7,522
Leasehold improvements	47,944	44,050
Total	71,861	64,678
Less accumulated depreciation	(21,556)	(14,008)
Property and equipment, net	$50,305	$50,670
Depreciation expense was $2.7 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively, and $8.1 million and $6.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 6. Goodwill and Intangible Assets
Goodwill was $213.7 million and $97.9 million as of September 30, 2020 and December 31, 2019, respectively. The following table displays the changes in goodwill:

Amount
(in thousands)
Balance at December 31, 2019	$97,866
DivvyCloud acquisition	115,861
Balance at September 30, 2020	$213,727
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of September 30, 2020			As of December 31, 2019
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.6	$54,455	$(22,346)	$32,109	$35,855	$(16,080)	$19,775
Customer relationships	6.3	2,700	(856)	1,844	1,000	(641)	359
Trade names	5.4	1,419	(594)	825	519	(519)	—
Non-compete agreements	2.0	40	(40)	—	40	(40)	—
Total acquired intangible assets		58,614	(23,836)	34,778	37,414	(17,280)	20,134
Internal-use software	3.0	14,280	(3,116)	11,164	9,873	(1,446)	8,427
Total intangible assets		$72,894	$(26,952)	$45,942	$47,287	$(18,726)	$28,561
Amortization expense was $3.2 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively, and $8.2 million and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of September 30, 2020 was as follows (in thousands):

2020 (for the remaining three months)	$3,246
2021	12,245
2022	9,374
2023	6,611
2024	3,868
2025 and thereafter	4,571
Total	$39,915
The table above excludes the impact of $6.0 million of capitalized internal-use software costs for projects that have not been completed as of September 30, 2020, and, therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 7. Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Beginning balance	$51,260	$39,955
Capitalization of contract acquisition and fulfillment costs	19,932	16,084
Amortization of deferred contract acquisition and fulfillment costs	(14,654)	(10,682)
Ending balance	$56,538	$45,357

Note 8. Derivatives and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of thirteen months or less, and as of September 30, 2020, outstanding forward contracts had a total notional value of $8.9 million. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three months ended September 30, 2020, all cash flow hedges were considered effective.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Consolidated Balance Sheet Location	As of September 30, 2020
Derivative liabilities:
Foreign currency forward contracts designated as cash flow hedges	Other current liabilities	$84
Foreign currency forward contracts designated as cash flow hedges	Other non-current liabilities	4
Total derivative liabilities		$88
For the three and nine months ended September 30, 2020, there were no amounts reclassified from accumulated other comprehensive income (loss) on our consolidated balance sheet to the financial statement line item associated with the underlying hedged transaction on our consolidated statement of operations for our cash flow hedges.
Note 9. Debt
Convertible Senior Notes
In August 2018, we issued $230.0 million aggregate principal amount of convertible senior notes due August 1, 2023 (the 2023 Notes) and in May 2020, we issued $230.0 million aggregate principal amount of convertible senior notes due May 1, 2025 (the 2025 Notes) (collectively, the Notes). The 2023 Notes bear interest at a fixed rate of 1.25% per annum, payable semi-annually in arrears on February 1 and August 1 of each year. The 2025 Notes bear interest at a fixed rate of 2.25% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2020. The 2023 Notes and the 2025 Notes mature on August 1, 2023 and May 1, 2025, respectively unless earlier converted, redeemed or repurchased. The 2023 Notes and 2025 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the 2023 Indenture and the 2025 Indenture, respectively).
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
During the three months ended September 30, 2020, the conversion feature of the 2023 Notes was triggered as the last reported price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the 2023 Notes are currently convertible, in whole or in part, at the option of the holders between October 1, 2020 through December 31, 2020. Whether the 2023 Notes will be convertible following such period will depend on the continued

satisfaction of this condition or another conversion condition in the future. We had not received any conversion notices through the issuance date of our consolidated financial statements. Since we may elect to repay the 2023 Notes in cash, shares of our common stock, or a combination of both, we have continued to classify the 2023 Notes as long-term debt on our consolidated balance sheet as of September 30, 2020. As of September 30, 2020, the 2025 Notes are not convertible at the option of the holder.
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
The foregoing description is qualified in its entirety by reference to the text of the Indenture and the Form of the 2023 Notes, which were incorporated by reference as Exhibits 4.4 and 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020. In addition, the foregoing description of the 2025 Notes is qualified in its entirety by reference to the text of the Indenture and the Form of the 2025 Notes, which were filed with the SEC as Exhibit 4.1 to our Current Report on Form 8-K on May 4, 2020.
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
The effective interest rates for the 2023 Notes and the 2025 Notes were 7.36% and 7.85%, respectively.

The net carrying amounts of the liability components of the 2023 Notes and the 2025 Notes were as follows (in thousands):

	As of September 30, 2020			As of December 31, 2019
	2023 Notes	2025 Notes	Total	2023 Notes
Principal	$230,000	$230,000	$460,000	$230,000
Unamortized debt discount	(33,101)	(45,012)	(78,113)	(40,768)
Unamortized issuance costs	(3,274)	(5,295)	(8,569)	(4,032)
Net carrying amount	$193,625	$179,693	$373,318	$185,200
The net carrying amount of the equity component as of September 30, 2020 and December 31, 2019 (for the 2023 Notes only) was as follows (in thousands):

	2023 Notes	2025 Notes	Total
Debt discount for conversion option	$53,820	$48,346	$102,166
Issuance costs	(1,626)	(1,514)	(3,140)
Net carrying amount	$52,194	$46,832	$99,026
Interest expense related to the 2023 Notes and the 2025 Notes was as follows (in thousands):

	Three Months Ended September 30,						Nine Months Ended September 30,
	2020			2019			2020			2019
	2023	2025		2023	2025		2023	2025		2023	2025
	Notes	Notes	Total	Notes	Notes	Total	Notes	Notes	Total	Notes	Notes	Total
Contractual interest expense	$718	$1,293	$2,011	$719	$—	$719	$2,156	$2,156	$4,312	$2,156	$—	$2,156
Amortization of debt discount	2,627	2,041	4,668	2,437	—	2,437	7,666	3,334	11,000	7,082	—	7,082
Amortization of issuance costs	260	241	501	242	—	242	758	393	1,151	701	—	701
Total interest expense	$3,605	$3,575	$7,180	$3,398	$—	$3,398	$10,580	$5,883	$16,463	$9,939	$—	$9,939
Capped Calls
In connection with the offering of the 2023 Notes and the 2025 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the 2023 Capped Calls and 2025 Capped Calls). The initial strike prices for the 2023 Capped Calls and the 2025 Capped Calls are $41.59 and $61.02 per share, respectively, subject to certain adjustments, which correspond to the initial conversion price of the 2023 Notes and the 2025 Notes. The initial cap prices for the 2023 Capped Calls and the 2025 Capped Calls are $63.98 and $93.88 per share, respectively, subject to certain adjustments. The 2023 Capped Calls and the 2025 Capped Calls are expected to offset potential dilution to our common stock upon conversion of the respective 2023 Notes or the 2025 Notes, with such offset subject to a cap based on the cap price. The 2023 Capped Calls and the 2025 Capped Calls cover, subject to anti-dilution adjustments, approximately 5.5 million and 3.8 million shares of our common stock, respectively. For accounting purposes, the 2023 Capped Calls and the 2025 Capped Calls are separate transactions, and not part of the terms of the 2023 Notes and the 2025 Notes. The 2023 Capped Calls and the 2025 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. Accordingly, the cost of $26.9 million and $27.3 million, respectively, for the 2023 Capped Calls and 2025 Capped Calls was recorded as a reduction to additional paid-in capital.
The net impact to our stockholders' equity, included in additional paid-in capital, of the above components of the 2023 Notes and the 2025 Notes was as follows (in thousands):

	2023 Notes	2025 Notes
Conversion option	$53,820	$48,346
Purchase of capped calls	(26,910)	(27,255)
Issuance costs	(1,626)	(1,514)
Total	$25,284	$19,577

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
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (LIBOR) rate (subject to a 1.00% floor), plus an applicable margin equal to 2.50% per annum or the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum. As of September 30, 2020, we did not have any outstanding borrowings under the Credit Agreement.
Note 10. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 10.2 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within the next 3.9 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$3,836	$3,288	$11,088	$8,321
Short-term lease costs	301	323	815	998
Variable lease costs	1,181	894	3,471	2,407
Total lease costs	$5,318	$4,505	$15,374	$11,726
Supplemental balance sheet information related to the operating leases was as follows:

	As of September 30, 2020	As of December 31, 2019
	(in thousands, except lease term and discount rate)
Operating lease right-of-use (ROU) assets	$69,797	$60,984

Operating lease liabilities, current portion	$9,568	$7,179
Operating lease liabilities, non-current portion	77,863	72,294
Total operating lease liabilities	$87,431	$79,473

Weighted average remaining lease term (in years) - operating leases	8.0	8.7
Weighted average discount rate - operating leases	7.7%	7.6%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$5,743	$3,006	$12,103	$8,421
Operating lease ROU assets obtained in exchange for new lease obligations	$456	$3,682	$16,053	$64,454
Maturities of operating lease liabilities as of September 30, 2020 were as follows (in thousands):

2020 (for the remaining three months)	$2,642
2021	16,491
2022	13,859
2023	14,046
2024	13,339
2025 and thereafter	53,933
Total lease payments	$114,310
Less: imputed interest	(26,879)
Total	$87,431

Note 11. Stock-Based Compensation Expense
(a)General
Stock-based compensation expense for restricted stock units, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,132	$679	$3,194	$1,970
Research and development	6,818	3,996	17,852	11,224
Sales and marketing	4,506	3,047	12,529	8,453
General and administrative	4,672	2,704	13,346	7,843
Total stock-based compensation expense	$17,128	$10,426	$46,921	$29,490
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.
In the first quarter of 2020, our Compensation Committee adopted and approved the performance goals, targets and payout formulas for 2020 under our bonus plans, including permitting our executive officers and other employees the opportunity to receive payment of their earned bonuses for fiscal year 2020 in the form of common stock (in lieu of cash). During the three and nine months ended September 30, 2020, we recognized stock-based compensation expense related to such bonuses in the amount of $0.5 million and $1.5 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of September 30, 2020. For all employees, including executive officers, who elected to receive their 2020 bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of 2021 pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards shall be determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock Units
Restricted stock unit activity during the nine months ended September 30, 2020 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2019	2,936,924	$32.43
Granted	1,618,363	56.56
Vested	(1,092,477)	33.10
Forfeited	(201,187)	39.92
Unvested balance as of September 30, 2020	3,261,623	$43.74

As of September 30, 2020, the unrecognized compensation expense related to our unvested restricted stock units expected to vest was $131.2 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.5 years.
(c)Stock Options
Stock option activity during the nine months ended September 30, 2020 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,735,392	$10.10
Granted	—	—
Exercised	(652,160)	9.55		$31,337
Forfeited/cancelled	(16,484)	17.01
Outstanding as of September 30, 2020	2,066,748	$10.21	4.4	$105,458
Vested and exercisable as of September 30, 2020	1,906,500	$9.75	4.2	$98,167
As of September 30, 2020, the unrecognized compensation expense related to our unvested stock options expected to vest was $0.9 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 0.6 years.
The total fair value of stock options vested in the nine months ended September 30, 2020 was $1.8 million.
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
On September 15, 2020, we issued 131,585 shares of common stock to employees for aggregate proceeds of $3.7 million. The purchase price of the shares was $28.39 per share, which was discounted in accordance with the terms of the ESPP from the closing price of our common stock on March 16, 2020 of $33.40.

Note 12. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(25,541)	$(14,406)	$(69,931)	$(39,499)
Denominator:
Weighted-average common shares outstanding, basic and diluted	51,293,210	49,020,449	50,707,553	48,437,686
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.29)	$(1.38)	$(0.82)
The shares underlying the conversion options in the 2023 Notes and the 2025 Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion prices, the entire outstanding principal amount of the 2023 Notes and the 2025 Notes as of September 30, 2020 would have been convertible into approximately 5.5 million and 3.8 million shares, respectively. We expect to settle the principal amount of the 2023 Notes and the 2025 Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the 2023 Notes and the 2025 Notes is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period of time exceeds the initial conversion prices of $41.59 per share for the 2023 Notes and $61.02 per share for the 2025 Notes. In connection with the issuance of the 2023 Notes and the 2025 Notes, we entered into 2023 Capped Calls and 2025 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
During the three months ended September 30, 2020, the conversion feature of the 2023 Notes was triggered as the last reported price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the 2023 Notes are currently convertible, in whole or in part, at the option of the holders between October 1, 2020 through December 31, 2020. Whether the 2023 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. We had not received any conversion notices through the issuance date of our consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below.
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	As of September 30,
	2020	2019
Options to purchase common stock	2,066,748	2,977,698
Unvested restricted stock units	3,261,623	3,249,228
Common shares to be issued to DivvyCloud founders	200,596	—
Shares to be issued under ESPP	23,805	10,822
Shares underlying the conversion spread in the 2023 Notes	1,774,460	—
Total	7,327,232	6,237,748

Note 13. Commitments and Contingencies
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
Note 14. Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
United States	$84,319	$69,883	$239,613	$198,223
Other	20,756	13,272	58,714	37,076
Total	$105,075	$83,155	$298,327	$235,299
Property and equipment, net by geographic area was as follows:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
United States	$41,492	$42,570
Other	8,813	8,100
Total	$50,305	$50,670

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “will,” “would” or the negative or plural of these words or similar expressions or variations and such forward-looking statements include, but are not limited to, statements with respect to the impact of new accounting standards; deferred revenue; our business strategy, plans and objectives for future operations; our future financial and business performance and the uncertain negative impacts that COVID-19 may have on our business, financial condition, results of operations and the global economy. The events described in these forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our other SEC filings. You should not rely upon forward-looking statements as predictions of future events. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Rapid7 is advancing security with visibility, analytics, and automation delivered through our Insight Platform. Our solutions simplify the complex, allowing security teams to work more effectively with IT and development to reduce vulnerabilities, monitor for malicious behavior, investigate and shut down attacks, and automate routine tasks.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of September 30, 2020, we had over 9,300 customers in 130 countries, including 48% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three and nine months ended September 30, 2020 or 2019.
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
Recent Developments
COVID-19 Response
Rapid7 remains focused on supporting its customers, partners, employees and communities during the COVID-19 pandemic. The impact of COVID-19 on the global economy and on our business continues to be a fluid situation. We responded quickly to adopt a virtual sales strategy to enable most of our employees to work productively from home, continued our focus on customers and new customers and worked to guard the health and safety of our team, support our customers and partners, mitigate risk, and maximize our financial performance. We are focused on ensuring continuity for our customers and partners. During the third quarter of 2020, we slowed hiring and reduced discretionary spending from what was initially anticipated at the beginning of the fiscal year 2020. In addition, we continue to realize savings that naturally accrue from less travel and virtual rather than in-person events.
The continuing COVID-19 pandemic is expected to result in a sustained global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, including from our customers. We currently expect our operational and financial performance to be negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the year ending December 31, 2020 and beyond. The extent of the impact of the COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the disease, its impact on industry events, and its effect on our customers, partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel, employee work locations, and cancellation of Rapid7 in-person marketing events. We will continue to actively monitor the at times rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain. Furthermore, due to our subscription model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
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
For the three months ended September 30, 2020 and 2019, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 91% and 88%, respectively, of total revenue. For the nine months ended September 30, 2020 and 2019, recurring revenue was 91% and 87%, respectively, of total revenue.
Our renewal rate was 103% and 111% for the three months ended September 30, 2020 and 2019, respectively. We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services, in a trailing 12-month period by the dollar value of the corresponding customer agreements.
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Total revenue	$105,075	$83,155	$298,327	$235,299
Year-over-year revenue growth	26.4%	33.3%	26.8%	34.2%
Non-GAAP income from operations	$2,444	$542	$2,776	$1,619
Operating cash flow	$11,078	$1,839	$4,305	$(9,244)

	As of September 30,
	2020	2019
	(dollars in thousands)
Number of customers	9,347	8,625
Year-over-year customer growth	8%	17%
Annualized recurring revenue (ARR)	$398,725	$310,184
Year-over-year ARR growth	28.5%	42.7%
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
Anti-dilutive impact of capped call transaction. Our capped calls transactions are intended to offset potential dilution from the conversion features in our convertible senior notes. Although we cannot reflect the anti-dilutive impact of the capped call transactions under GAAP, we do reflect the anti-dilutive impact of the capped call transactions in non-GAAP net income (loss) per diluted share to provide investors with useful information in evaluating our financial performance on a per share basis.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
GAAP total gross profit	$74,047	$59,525	$210,504	$169,515
Stock-based compensation expense	1,132	679	3,194	1,970
Amortization of acquired intangible assets	2,434	1,661	6,267	4,681
Non-GAAP total gross profit	$77,613	$61,865	$219,965	$176,166

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
GAAP gross profit – products	$73,363	$58,773	$208,969	$166,191
Stock-based compensation expense	730	386	2,013	1,036
Amortization of acquired intangible assets	2,434	1,661	6,267	4,681
Non-GAAP gross profit – products	$76,527	$60,820	$217,249	$171,908

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
GAAP gross profit – professional services	$684	$752	$1,535	$3,324
Stock-based compensation expense	402	293	1,181	934
Non-GAAP gross profit – professional services	$1,086	$1,045	$2,716	$4,258
The following table reconciles GAAP loss from operations to non-GAAP income from operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
GAAP loss from operations	$(17,916)	$(11,756)	$(53,468)	$(33,680)
Stock-based compensation expense	17,128	10,426	46,921	29,490
Amortization of acquired intangible assets	2,581	1,694	6,556	4,789
Acquisition-related expenses	—	—	1,138	514
Litigation-related expenses	651	178	1,629	506
Non-GAAP income from operations	$2,444	$542	$2,776	$1,619

The following table reconciles GAAP net loss to non-GAAP net income (loss) and GAAP net loss per share to non-GAAP net income (loss) per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)
GAAP net loss	$(25,541)	$(14,406)	$(69,931)	$(39,499)
Stock-based compensation expense	17,128	10,426	46,921	29,490
Amortization of acquired intangible assets	2,581	1,694	6,556	4,789
Acquisition-related expenses	—	—	1,138	514
Litigation-related expenses	651	178	1,629	506
Amortization of debt discount and issuance costs	5,206	2,679	12,213	7,783
Release of valuation allowance, acquisition-related	—	—	—	(761)
Non-GAAP net income (loss)	$25	$571	$(1,474)	$2,822

Reconciliation of net income (loss) per share, basic:
GAAP net loss per share, basic	$(0.50)	$(0.29)	$(1.38)	$(0.82)
Non-GAAP adjustments to net loss	0.50	0.30	1.35	0.88
Non-GAAP net income (loss) per share, basic	$0.00	$0.01	$(0.03)	$0.06

Reconciliation of net income (loss) per share, diluted:
GAAP net loss per share, diluted	$(0.50)	$(0.29)	$(1.38)	$(0.82)
Non-GAAP adjustments to net loss	0.50	0.30	1.35	0.87
Non-GAAP net income (loss) per share, diluted	$0.00	$0.01	$(0.03)	$0.05

Weighted average shares used in GAAP per share calculation, basic and diluted	51,293,210	49,020,449	50,707,553	48,437,686

Weighted average shares used in non-GAAP per share calculation:
Basic	51,293,210	49,020,449	50,707,553	48,437,686
Diluted	53,894,202	52,404,657	50,707,553	51,879,345
The following table reconciles GAAP net loss to adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
GAAP net loss	$(25,541)	$(14,406)	$(69,931)	$(39,499)
Interest income	(87)	(1,448)	(1,343)	(4,761)
Interest expense	7,328	3,399	16,707	9,940
Other (income) expense, net	(143)	492	94	727
Provision for (benefit from) income taxes	527	207	1,005	(87)
Depreciation expense	2,706	2,520	8,121	6,426
Amortization of intangible assets	3,222	2,078	8,226	5,543
Stock-based compensation expense	17,128	10,426	46,921	29,490
Acquisition-related expenses	—	—	1,138	514
Litigation-related expenses	651	178	1,629	506
Adjusted EBITDA	$5,791	$3,446	$12,567	$8,799

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
Cost of Revenue
Our total cost of revenue consists of the costs of products and professional services. Cost of revenue includes overhead costs for depreciation, facilities, IT, information security, and recruiting. Our IT overhead costs include IT personnel compensation costs and costs associated with our IT infrastructure. All overhead costs are allocated based on relative headcount.
Cost of Products
Cost of products consists of personnel and related costs for our content, support, managed service and cloud operations teams, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead costs. Also included in cost of products are software license fees, cloud computing costs and internet connectivity expenses directly related to delivering our products, amortization of contract fulfillment costs, as well as amortization of certain intangible assets including internally developed software.
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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$98,559	$76,476	$278,538	$214,900
Professional services	6,516	6,679	19,789	20,399
Total revenue	105,075	83,155	298,327	235,299
Cost of revenue:(1)
Products	25,196	17,703	69,569	48,709
Professional services	5,832	5,927	18,254	17,075
Total cost of revenue	31,028	23,630	87,823	65,784
Operating expenses:(1)
Research and development	28,509	20,154	78,831	57,645
Sales and marketing	48,448	39,904	141,552	113,214
General and administrative	15,006	11,223	43,589	32,336
Total operating expenses	91,963	71,281	263,972	203,195
Loss from operations	(17,916)	(11,756)	(53,468)	(33,680)
Interest income	87	1,448	1,343	4,761
Interest expense	(7,328)	(3,399)	(16,707)	(9,940)
Other income (expense), net	143	(492)	(94)	(727)
Loss before income taxes	(25,014)	(14,199)	(68,926)	(39,586)
Provision for (benefit from) income taxes	527	207	1,005	(87)
Net loss	$(25,541)	$(14,406)	$(69,931)	$(39,499)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,132	$679	$3,194	$1,970
Research and development	6,818	3,996	17,852	11,224
Sales and marketing	4,506	3,047	12,529	8,453
General and administrative	4,672	2,704	13,346	7,843
Total stock-based compensation expense	$17,128	$10,426	$46,921	$29,490

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$3,589	$2,498	$9,450	$6,658
Research and development	693	581	2,045	1,476
Sales and marketing	1,139	1,123	3,529	2,845
General and administrative	507	396	1,323	990
Total depreciation and amortization expense	$5,928	$4,598	$16,347	$11,969

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated Statement of Operations Data:
Revenue:
Products	93.8%	92.0%	93.4%	91.3%
Professional services	6.2	8.0	6.6	8.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	24.0	21.3	23.3	20.7
Professional services	5.5	7.1	6.1	7.3
Total cost of revenue	29.5	28.4	29.4	28.0
Operating expenses:
Research and development	27.1	24.2	26.4	24.5
Sales and marketing	46.1	48.0	47.5	48.1
General and administrative	14.3	13.5	14.6	13.7
Total operating expenses	87.5	85.7	88.5	86.4
Loss from operations	(17.0)	(14.1)	(17.9)	(14.3)
Interest income	0.1	1.7	0.5	2.0
Interest expense	(7.0)	(4.1)	(5.7)	(4.2)
Other income (expense), net	0.1	(0.6)	—	(0.3)
Loss before income taxes	(23.8)	(17.1)	(23.1)	(16.8)
Provision for (benefit from) income taxes	0.5	0.2	0.3	—
Net loss	(24.3)%	(17.3)%	(23.4)%	(16.8)%
Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
Products	$98,559	$76,476	$22,083	28.9%
Professional services	6,516	6,679	(163)	(2.4)
Total revenue	$105,075	$83,155	$21,920	26.4%
Total revenue increased by $21.9 million in the three months ended September 30, 2020 compared to the same period in 2019. The $21.9 million increase in revenue was primarily from existing customers and was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the three months ended September 30, 2020 compared to the same period in 2019 was comprised of $17.7 million generated from sales in North America and $4.2 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue:
Products	$25,196	$17,703	$7,493	42.3%
Professional services	5,832	5,927	(95)	(1.6)
Total cost of revenue	$31,028	$23,630	$7,398	31.3%
Gross margin %:
Products	74.4%	76.9%
Professional services	10.5	11.3
Total gross margin %	70.5%	71.6%
Total cost of revenue increased by $7.4 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a $4.0 million increase in personnel costs, inclusive of a $0.5 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base, and a $2.9 million increase in cloud computing costs related to growing cloud-based subscription revenue. The $4.0 million increase in personnel costs included $0.3 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition in May 2020. Our increase in total cost of revenue also included a $0.8 million increase in amortization expense for acquired intangible assets, a $0.3 million increase in amortization expense for capitalized internally-developed software and a $0.3 million increase in allocated overhead driven largely by an increase in IT and facilities costs. These increases were partially offset by a $0.4 million decrease in third-party professional service consulting costs and a $0.5 million decrease in other expenses.
Total gross margin percentage decreased for the three months ended September 30, 2020 compared to the same period in 2019. The decrease in products gross margin for the three months ended September 30, 2020 was primarily due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products.
Operating Expenses
Research and Development Expense

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$28,509	$20,154	$8,355	41.5%
% of revenue	27.1%	24.2%
Research and development expense increased by $8.4 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a $7.1 million increase in personnel costs and an increase of $0.7 million in allocated overhead driven largely by an increase in IT and facilities costs and a $0.6 million increase in other expenses. The $7.1 million increase in personnel costs was primarily due to a $4.3 million increase in salaries and related costs driven by growth in headcount, including $2.2 million in additional salaries and related costs attributable to the employees acquired in the acquisition of DivvyCloud in May 2020, and a $2.8 million increase in stock-based compensation expense, including $1.6 million of stock-based compensation expense related to restricted stock units (RSUs) issued to retained employees and common stock to be issued to the founders as part of the acquisition of DivvyCloud.
Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$48,448	$39,904	$8,544	21.4%
% of revenue	46.1%	48.0%
Sales and marketing expense increased by $8.5 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a $6.8 million increase in personnel costs, a $1.4 million increase in marketing and advertising costs, a $1.6 million increase in commission expense and a $0.1 million increase in other expenses. The $6.8 million increase in personnel costs was primarily due a $5.3 million increase in salaries and related costs driven by growth in headcount, including $2.2 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition in May 2020, and a $1.5 million increase in stock-based compensation expense, including $0.6 million in stock-based compensation expense related to

RSUs issued to DivvyCloud retained employees. These increases were partially offset by a $1.4 million decrease in travel and entertainment expenses as a result of reduced travel due to the COVID-19 pandemic.
General and Administrative Expense

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$15,006	$11,223	$3,783	33.7%
% of revenue	14.3%	13.5%
General and administrative expense increased by $3.8 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a $2.5 million increase in personnel costs due to an increase in headcount, inclusive of a $2.0 million increase in stock-based compensation expense, and a $0.4 million increase in professional fees primarily due to litigation expenses and other professional consulting fees, a $0.4 million increase in other office expenses and a $0.5 million increase in other expenses.
Interest Income

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest income	$87	$1,448	$(1,361)	(94.0)%
% of revenue	0.1%	1.7%
Interest income decreased by $1.4 million in the three months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in interest rates.
Interest Expense

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest expense	$(7,328)	$(3,399)	$(3,929)	115.6%
% of revenue	(7.0)%	(4.1)%
Interest expense increased by $3.9 million in the three months ended September 30, 2020 compared to the same period in 2019 primarily due to an increase in interest expense and amortization of debt discount and issuance costs related to the 2025 Notes.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income (expense), net	$143	$(492)	$635	(129.1)%
% of revenue	0.1%	(0.6)%
Other income (expense), net changed from other expense of $0.5 million in the three months ended September 30, 2019 to other income of $0.1 million in the three months ended September 30, 2020 due to realized and unrealized foreign currency gains and losses, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for income taxes	$527	$207	$320	154.6%
% of revenue	0.5%	0.2%
Provision for income taxes increased by $0.3 million in the three months ended September 30, 2020 compared to the same period in 2019 due to an increase in our operations in foreign jurisdictions.

Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
Products	$278,538	$214,900	$63,638	29.6%
Professional services	19,789	20,399	(610)	(3.0)
Total revenue	$298,327	$235,299	$63,028	26.8%
Total revenue increased by $63.0 million in the nine months ended September 30, 2020 compared to the same period in 2019. The $63.0 million increase in revenue was primarily from existing customers and was due to an increase in revenue from renewals, upsells and cross-sells. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the nine months ended September 30, 2020 compared to the same period in 2019 was comprised of $50.6 million generated from sales in North America and $12.4 million generated from sales from the rest of the world.
The $0.6 million decrease in professional services revenue in the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to a decline in services as customers delayed the scheduling of services in response to the COVID-19 pandemic.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue:
Products	69,569	48,709	$20,860	42.8%
Professional services	18,254	17,075	1,179	6.9
Total cost of revenue	$87,823	$65,784	$22,039	33.5%
Gross margin %:
Products	75.0%	77.3%
Professional services	7.8	16.3
Total gross margin %	70.6%	72.0%
Total cost of revenue increased by $22.0 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a $10.4 million increase in personnel costs, inclusive of a $1.2 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base, and a $8.1 million increase in cloud computing costs related to growing cloud-based subscription revenue. The $10.4 million increase in personnel costs included $0.8 million of additional costs attributable to the employees acquired in the May 2020 DivvyCloud acquisition. Our increase in total cost of revenue also included a $2.3 million increase in allocated overhead driven by costs related to our global kick-off meeting as well as an increase in IT and facilities costs, a $1.6 million increase in amortization expense for acquired intangible assets and a $0.9 million increase in amortization expense for capitalized internally-developed software. These increases were partially offset by a $1.3 million decrease in other expenses.
Total gross margin percentage decreased for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease in products gross margin for the nine months ended September 30, 2020 was primarily due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products. The decrease in professional services gross margin for the nine months ended September 30, 2020 was primarily due to a reduction in professional services revenue as customers rescheduled services in response to the COVID-19 pandemic.

Operating Expenses
Research and Development Expense

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$78,831	$57,645	$21,186	36.8%
% of revenue	26.4%	24.5%
Research and development expense increased by $21.2 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a $16.5 million increase in personnel costs and an increase of $4.3 million in allocated overhead driven by costs related to our global kick-off meeting and an increase in IT and facilities costs, and an increase of $0.4 million in other expenses. The $16.5 million increase in personnel costs was primarily due to a $9.9 million increase in salaries and related costs driven by growth in headcount, including $3.0 million in additional salaries and related costs attributable to the employees acquired in the acquisition of DivvyCloud in May 2020, and a $6.6 million increase in stock-based compensation expense including, $2.6 million of stock-based compensation expense related to RSUs issued to retained employees and common stock to be issued to the founders as part of the acquisition of DivvyCloud.
Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$141,552	$113,214	$28,338	25.0%
% of revenue	47.5%	48.1%
Sales and marketing expense increased by $28.3 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a $20.3 million increase in personnel costs, a $5.2 million increase in allocated overhead driven by costs related to our global kick-off meeting as well as an increase in IT and facilities costs, a $4.6 million increase in commission expense, a $1.1 million increase in marketing and advertising costs and a $0.3 million increase in other expenses. The $20.3 million increase in personnel costs was primarily due a $16.2 million increase in salaries and related costs driven by growth in headcount, including $3.5 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition in May 2020, and a $4.1 million increase in stock-based compensation expense, including $1.0 million in stock-based compensation expense related to RSUs issued to DivvyCloud retained employees. These increases were partially offset by a $3.2 million decrease in travel and entertainment expenses as a result of reduced travel due to the COVID-19 pandemic.
General and Administrative Expense

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$43,589	$32,336	$11,253	34.8%
% of revenue	14.6%	13.7%
General and administrative expense increased by $11.3 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a $7.6 million increase in personnel costs due to an increase in headcount, inclusive of a $5.5 million increase in stock-based compensation expense, a $2.1 million increase in professional fees primarily due to litigation and acquisition-related expenses and other professional consulting fees, a $0.4 million increase in allocated overhead driven by costs related to our global kick-off meeting as well as an increase in IT and facilities costs, a $0.5 million increase in other office expenses and a $0.7 million increase in other expenses.
Interest Income

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest income	$1,343	$4,761	$(3,418)	(71.8)%
% of revenue	0.5%	2.0%
Interest income decreased by $3.4 million in the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in interest rates.

Interest Expense

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest expense	$(16,707)	$(9,940)	$(6,767)	68.1%
% of revenue	(5.7)%	(4.2)%
Interest expense increased by $6.8 million in the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to an increase in interest expense and amortization of debt discount and issuance costs related to the 2025 Notes.
Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income (expense), net	$(94)	$(727)	$633	(87.1)%
% of revenue	—%	(0.3)%
Other income (expense), net decreased by $0.6 million in the nine months ended September 30, 2020 compared to the same period in 2019 due to realized and unrealized foreign currency gains and losses, primarily related to the euro and British pound sterling.
Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$1,005	$(87)	$1,092	NM
% of revenue	0.3%	—%
Provision for (benefit from) income taxes changed from a benefit of $0.1 million in the nine months ended September 30, 2019 to an expense of $1.0 million in the nine months ended September 30, 2020 primarily due to a $0.8 million deferred tax benefit in the prior period which resulted from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of NetFort, which was not deductible for tax purposes, and a $0.3 million increase in our operations in foreign jurisdictions.

Liquidity and Capital Resources
As of September 30, 2020, we had $239.4 million in cash and cash equivalents, $92.0 million in short- and long-term investments that have maturities ranging from one to nineteen months and an accumulated deficit of $588.4 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, short and long-term investments and our Credit and Security Agreement (Credit Agreement). To date, we have financed our operations primarily through private and public equity financings and issuance of convertible senior notes and through cash generated by operating activities.
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
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$123,413	$99,565
Net cash provided by (used in) operating activities	4,305	(9,244)
Net cash (used in) provided by investing activities	(90,469)	16,733
Net cash provided by financing activities	202,300	8,519
Effect of exchange rate changes on cash, cash equivalents and restricted cash	160	(648)
Cash, cash equivalents and restricted cash at end of period	$239,709	$114,925
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $4.3 million of cash and cash equivalents in the nine months ended September 30, 2020, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash provided by operating activities reflected our net loss of $69.9 million and an increase in our net operating assets and liabilities of $3.2 million, offset by $77.4 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $10.5 million decrease in deferred revenue, a $5.3 million increase in deferred contract acquisition and fulfillment costs, a $3.1 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, and a $0.9 million decrease in other liabilities, which each had a negative impact on operating cash flow. These factors were partially offset by a $13.2 million decrease in accounts receivable due to an increase in collections, and a $1.9 million increase in accounts payable and a $1.4 million decrease in prepaid expenses and other assets, which each had a positive impact on operating cash flow.
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
Investing Activities
Investing activities used $90.5 million of cash in the nine months ended September 30, 2020, consisting of $125.8 million of cash paid for the acquisition of DivvyCloud, net of cash acquired of $5.0 million, $7.1 million in capital expenditures to purchase leasehold improvements, furniture and fixtures and computer equipment and $4.4 million for capitalization of internal-use software costs, partially offset by $46.8 million of investment sales and maturities, net of purchases.
Investing activities provided $16.7 million of cash in the nine months ended September 30, 2019, consisting of $63.1 million of investment sales and maturities, net of purchases, partially offset by $27.1 million in capital expenditures to purchase leasehold improvements and furniture and fixtures, primarily related to office space build-outs including our new corporate headquarters and computer equipment, $14.6 million of cash paid for the acquisition of NetFort and $4.7 million for capitalization of internal-use software costs.
Financing Activities
Financing activities provided $202.3 million of cash in the nine months ended September 30, 2020, which consisted primarily of $222.8 million in proceeds from the issuance of the 2025 Notes, net of issuance costs paid of $7.2 million, $6.2 million in proceeds from the exercise of stock options and $7.1 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), partially offset by $27.3 million for the purchase of 2025 Capped Calls, $5.9 million in withholding taxes paid for the net share settlement of equity awards, $0.4 million of payments of debt issuance costs and $0.2 million of deferred consideration payments.
Financing activities provided $8.5 million of cash in the nine months ended September 30, 2019, which consisted primarily of $7.9 million in proceeds from the exercise of stock options and $5.5 million in proceeds from the issuance of common stock purchased by employees under the ESPP, partially offset by $4.9 million in withholding taxes paid for the net share settlement of equity awards.
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
As of September 30, 2020, other than the items noted above, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at September 30, 2020 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with our foreign currency denominated expenditures. For further information, see Note 8, Derivatives and Hedging Activities, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.

Interest Rate Risk
As of September 30, 2020, we had cash and cash equivalents of $239.4 million consisting of bank deposits and money market funds and short- and long-term investments of $92.0 million consisting of U.S government agencies, commercial paper, corporate bonds, agency bonds and asset-backed securities. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but does not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of September 30, 2020, the fair values of our 2023 Notes and 2025 Notes were $359.5 million and $289.2 million, respectively.
As of September 30, 2020, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The COVID-19 pandemic has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees began working remotely as of late March 2020, and they continue to do so. In addition, many of our customers and prospective customers are working remotely, which may delay the timing of subscriptions. The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our sales and marketing, professional service and research and development efforts, which cannot be predicted or quantified at this time. To the extent that disruptions occur, we may not be able to fully mitigate any such inefficiencies, delays and additional costs through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. Although such events did not have a material adverse impact on our customer renewals for the first three quarters of fiscal 2020, our annualized recurring revenue (ARR) related to contracts in place at the end of the third quarter of fiscal year 2020 was lower than initially anticipated at the beginning of fiscal year 2020 as a result of the pull back on customer spending, in light of the economic uncertainty caused by the COVID-19 pandemic.
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
Although we expect that current cash and cash equivalent balances, including the proceeds of our convertible senior notes offering in May 2020, together with cash flows that are generated from operations and availability under our new revolving credit facility, will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.
The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the ultimate duration, spread and reemergence of the pandemic, its impact on capital and financial markets, the timing of economic recovery and any new information that may emerge concerning the severity of the virus, its spread to or reemergence in other geographic regions as well as the actions taken to contain it, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the current uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the impact of the COVID-19 pandemic on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.
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
Our operating results, including the levels of our revenue, ARR, renewal rates, cash flow, deferred revenue and gross margins, have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•quarantine, travel limitation, or business disruptions in regions affecting our operations, stemming from actual, imminent or perceived outbreak of contagious disease, including the COVID-19 pandemic;
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
We have posted a net loss in each year since inception, including net losses of $53.8 million, $55.5 million and $45.5 million in the years ended December 31, 2019, 2018 and 2017, respectively. As of September 30, 2020, we had an accumulated deficit of $588.4 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the nine months ended September 30, 2020 and 2019, operations located outside of North America generated 17% and 16%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation, (EU) 2016/679 (GDPR), which went into effect in May 2018 and is designed to update current privacy laws to better reflect the digital economy and to unify data protection within the European Union (EU) under a single law and laws implemented by EU member states which contain derogations from, or exemptions or authorizations for the purposes of, the GDPR, or which are otherwise intended to supplement the GDPR and any legislation that replaces or converts into domestic law the GDPR or any other law relating to data protection, the processing of personal data and privacy as a consequence of the United Kingdom (UK) leaving the EU (European Data Protection Laws). The European Data Protection Laws present significantly greater risks, compliance burdens and costs for companies with users and operations in the EU and UK. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. The European Data Protection Laws are broad in their application and apply when we do business with EU- and UK-based customers and when our U.S.-based customers collect and use personal data that originates from individuals resident in the EU and UK. They also apply to transfers of personal data between us and our EU- and UK-based subsidiaries, including employee information. Further, many U.S. federal and state and other foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
European Data Protection Laws generally prohibit the transfer of personal data from the European Economic Area, the UK and Switzerland (Europe), to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from Europe to the United States was the Privacy Shield framework which is administered by the U.S. Department of Commerce. To facilitate the transfer of both customer and employee personal data from Europe to the United States, we self-certified under the EU-US Privacy Shield framework on December 20, 2016. However, this framework was recently invalidated by a decision of the European Union’s highest court and authorities in the United Kingdom and Switzerland have similarly invalidated use of the Privacy Shield as a vehicle for lawful data transfers from those countries to the United States. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses. As such, our processing of personal data from Europe may not comply with European Data Protection Law. This may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including injunctions against transferring personal data subject to the GDPR. This may also reduce demand for our services from companies subject to European Data Protection Laws. Loss of our ability to import personal data from Europe may also require us to increase our data processing capabilities in the EEA at significant expense. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing practices or the features of our products. We may also be subject to claims of liability or responsibility for the actions of third parties with whom we interact or upon whom we rely in relation to various services, including but not limited to vendors and business partners. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and adversely affect our business.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for each of the nine months ended September 30, 2020 and 2019 we incurred 13% of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the nine months ended September 30, 2020 and 2019, 8% and 7%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We implemented a hedging program during the third quarter of 2020 and have entered into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $67.76 through October 31, 2020. Factors that may affect the market price of our common stock include:
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
•establish that our board of directors is divided into three classes, with directors in each class elected prior to our 2021 annual meeting serving three-year staggered terms;
•prior to June 30, 2022 require the approval of holders of two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;
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
As of December 31, 2019, we had $230.0 million aggregate principal amount of indebtedness under the convertible senior notes due 2023 (the 2023 Notes) and we issued an additional $230.0 million aggregate principal amount of indebtedness under the 2025 Notes on May 1, 2020 (collectively, the Notes). In addition, we may also incur indebtedness under our senior secured credit facility. Our indebtedness may:
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 8 to our consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of September 30, 2020, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between October 1, 2020 and December 31, 2020. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. As of September 30, 2020, the 2025 Notes are not convertible at the option of the holder. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, in August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which changes the accounting for the convertible debt instruments described above. Under this new standard, an entity is no longer required to separately account for the liability and equity components of convertible debt instruments. Adopting this guidance will reduce non-cash interest expense, and thereby increase net income, in our consolidated financial statements. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method will be required. Application of the “if converted” method may reduce our reported diluted earnings per share. The standard is effective for us in our first quarter of fiscal 2022 and can be adopted on a full or modified retrospective basis. Early adoption is permitted from our first quarter of fiscal 2021. We are currently evaluating whether this standard will have a material impact on our consolidated financial statements. We cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have an adverse impact on our financial statements.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 9 to our consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of September 30, 2020, and the 2023 Notes are currently convertible at the option of the holders, in whole or in part, between October 1, 2020 and December 31, 2020. Whether the Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. As of September 30, 2020, the 2025 Notes are not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
None.
(b) Use of Proceeds from Initial Public Offering of Common Stock
None.

(c) Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Rapid7, Inc., as of June 3, 2020
3.2*	Amended and Restated Bylaws of Rapid7, Inc., as of June 3, 2020.
10.1*	First Amendment to Lease, dated as of September 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPID7, INC.

Date: November 5, 2020	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)