Form 10-K
period 2020-12-31
Rapid7, Inc.
filed 2021-02-26
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on a closing price of $51.02 per share of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2020, was approximately $2,559,421,616. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. The number of shares of registrant’s common stock outstanding as of February 19, 2021 was 52,687,472.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
• uncertain impacts that the COVID-19 pandemic may have on our business, strategy, operating results, financial condition and cash flows, as well as changes in overall level of software spending and volatility in the global economy;
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
As used in this report, the terms “Rapid7,” the “company,” “we,” “us,” and “our” mean Rapid7, Inc. and its subsidiaries unless the context indicates otherwise.
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:

•The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition.
•Our quarterly operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.
•We are a rapidly growing company, which makes it difficult to evaluate our future operating and financial results and may increase the risk that we will not be successful.
•If we are unable to sustain our revenue growth rate, we may not achieve or maintain profitability in the future.
•Real or perceived failures, errors or defect in our solutions could adversely affect our brand and reputation, which could have an adverse effect on our business and results of operations.
•Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliable performance of our products and network infrastructure.
•Our business and growth depend substantially on customers renewing their subscriptions with us. Any decline in our customer renewals or failure to convince customers to expand their use of our subscription offerings could adversely affect our future operating results.
•If we or our third party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our reputation may be harmed, demand for our solutions may be reduced and we may incur significant liabilities.
•We face intense competition in our market.
•If we fail to manage our operations infrastructure, our customers may experience service outages and/or delays.
•A component of our growth strategy is dependent on our continued international expansion, which adds complexity to our operations.
•Because our products collect and store user and related information, domestic and international privacy and cyber security concerns, and other laws and regulations, could result in additional costs and liabilities to us or inhibit sales of our products.
•If our customers are unable to implement our products successfully, customer perceptions of our offerings may be impaired or our reputation and brand may suffer.
•We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
•If we are not able to maintain and enhance our brand, our business and operating results may be adversely affected.
•Failure to maintain high-quality customer support could have a material adverse effect on our business.
•We are dependent on the continued services and performance of our senior management and other key employees, the loss of any of whom could adversely affect our business, operating results and financial condition.
•We rely on third-party software to operate certain functions of our business.
•We use third-party software and data that may be difficult to replace or that may cause errors or failures of our solutions, which could lead to lost customers or harm to our reputation and our operating results.
•Organizations may be reluctant to purchase our cloud-based offerings due to the actual or perceived vulnerability of cloud solutions.
•We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
•Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business and operating results.
•We have a significant amount of debt that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur additional debt in the future, which may adversely affect our operations and financial results. We may not have sufficient cash flow from our business to pay our substantial debt when due.
The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled "Risk Factors" and the other information set forth in this Annual Report on Form 10-K (Form 10-K), including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and

Exchange Commission (SEC). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

PART I
Item 1. Business
Overview
Rapid7 is advancing security with visibility, analytics, and automation delivered through our Insight Platform. Our solutions simplify the complex, allowing security teams to work more effectively with IT and development to reduce vulnerabilities, monitor for misconfigurations and malicious behavior, investigate and shut down attacks, and automate routine tasks.
In the 20 years that Rapid7 has been in business, security companies and trends have come and gone, while broader technology innovation continues to advance rapidly. Every company is now a technology company, and rampant innovation inevitably creates security risk. The migration of businesses to the cloud, more distributed workforces and ubiquitous connected devices present security teams with an increasingly complex, ever-changing, and unpredictable attack surface.
We believe as cybersecurity challenges continue to rise exponentially, two key factors can prevent organizations from effectively managing their growing security exposure. First, the tools to manage complex security problems are often equally complicated to use. Second, there is a scarcity of cybersecurity professionals who are qualified to successfully manage these sophisticated tools. These two factors compound the difficulties that resource-constrained organizations face when attempting to minimize their security exposure, meet security compliance regulations and provide visibility to their leadership. We call the expanding divide between risk created through innovation and risk effectively managed by security teams the Security Achievement Gap.
We believe Rapid7 is uniquely positioned to improve how customer security challenges are addressed. All of our solutions and services are built with and supported by the expertise of our dedicated team of security researchers and consultants, who bring knowledge of attacker behavior and emerging vulnerabilities directly to customers. We also continue to invest in further simplifying our technology to improve usability, lowering the barrier for teams and organizations who lack resources to manage their security posture.
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
As of December 31, 2020, we had more than 9,700 customers that rely on Rapid7 technology, services, and research to improve security outcomes and securely advance their organizations. We have experienced strong revenue growth with revenue increasing from $157.4 million in 2016 to $411.5 million in 2020, representing a 27% compound annual growth rate.
In 2020, 2019 and 2018 recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 90%, 87% and 81%, respectively, of total revenue. We incurred net losses of $98.8 million, $53.8 million and $55.5 million in 2020, 2019 and 2018, respectively, as we continued to invest for long-term growth.
Our Solutions
We offer products across multiple pillars on our Insight Platform:
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
•Incident Detection and Response: Our industry-leading Incident Detection and Response (IDR) solutions are designed to enable organizations to rapidly detect and respond to cyber security incidents and breaches across physical, virtual and cloud assets. Equipped with user behavior analytics (UBA), attacker behavior analytics (ABA), network traffic analysis (NTA), end-point detection and response (EDR) and deception technology, our Security Information and Event Management (SIEM) solution is designed to provide comprehensive network visibility and accelerate threat investigation and response.

•Application Security: Our Application Security offerings provide dynamic application security testing and run-time application security monitoring and protection solutions that are designed to continuously analyze web applications for security vulnerabilities throughout a customer’s software development life cycle.
•Cloud Security: Our Cloud Security solutions are designed to effectively manage and protect cloud and container environments. By combining continuous real-time monitoring with automation, our solutions quickly assess an organization's security and compliance posture and automate remediation of misconfigurations and policy violations to help deliver continuous security and compliance across multi-cloud environments.
•Security Orchestration and Automation Response: Our Security Orchestration and Automation Response (SOAR) solutions allow security teams to connect disparate solutions within their cyber security, IT and development operations and build automated workflows, without requiring code, to eliminate repetitive, manual and labor-intensive tasks, resulting in measurable time and cost savings.
Finally, to complement our products, we offer a range of managed services based on our software solutions and professional services, including penetration testing services, incident response services, security advisory services, and deployment and training.
Insight Platform
Our cloud-native Insight Platform is at the core of our product offerings. The platform was built using our extensive experience in collecting and analyzing data to enable our customers to create and manage analytics-driven cyber security risk management programs. By utilizing our powerful, proprietary analytics to assess and understand the context and relationships around users, IT assets and cyber threats within a customer’s environment, our solutions make it easier for teams to identify and remediate vulnerabilities, monitor for misconfigurations and malicious behavior, investigate and shutdown attacks, and automate operations.
Our Insight Platform provides a high level of scalability. We leverage cloud technologies to achieve a scalable delivery model with a high degree of redundancy, fault tolerance, and cost-effectiveness.
We also designed our Insight Platform to provide a secure environment for our customers' data. We deploy a variety of technologies and practices that are designed to help ensure that the data collected from a customer’s environment remains proprietary, secure and operational.
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
•Agentless and Agent-Based Architecture: We developed our platform with flexible processing technologies that employ both agentless data collection and our own internally-developed endpoint agent technology, which enables rapid and seamless integration of our products into our customers’ modern IT environments and provides security and IT professionals with instant visibility into their dynamic and rapidly-expanding IT ecosystem. Our lightweight endpoint Insight Agent is designed to automatically collect data from all endpoints, even those from remote workers and sensitive assets that cannot be actively scanned, or that rarely join the corporate network.
•Endpoint Detection and Visibility: With a universal lightweight agent and endpoint scanning, the Insight Platform provides real-time detection and the ability to proactively remediate IT environments, before a potential attack happens.
•Network Traffic Analysis: Network flow data illuminates environments and helps accelerate investigations. Our lightweight Network Sensor passively analyzes raw traffic to increase visibility into user activity, pinpoint real threats, and accelerate investigation with granular detail of attacker movement.
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
Automation: Our Insight Platform unites technology stacks and allows security operations teams to connect disparate solutions within their cyber security, IT and development operations.
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
Insight Platform Product Offerings
We offer our Insight Platform solutions as software-as-a-service products, on a subscription basis. Our Insight Platform products are available globally and reduce the need for customers to manage large, complex, data infrastructure. We offer the following cloud products across the main pillars of Security Operations (SecOps):
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
InsightIDR also offers modules for Enhanced Network Traffic Analysis and Enhanced Endpoint Telemetry. Enhanced Network Traffic Analysis continuously monitors network traffic at any location or site across your network. This data increases visibility across the attack surface and detects intrusions (or other potential security events) on the network. Enhanced Endpoint Telemetry is the collection of detailed activity logs that are sent to InsightIDR each time a process starts on a monitored endpoint. In short, these logs give visibility into all endpoint activity—whether events occurred before, during, or after a detection. With this holistic view into endpoint activity, customers can unlock custom use cases and enrich investigations in InsightIDR.
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
Other Products
DivvyCloud: DivvyCloud is a Cloud Security Posture Management solution designed to minimize security and compliance risk for an organization’s cloud infrastructure. DivvyCloud performs real-time, continuous discovery and analysis of cloud and container infrastructure resources allowing customers to identify security risks, threats and policy compliance violations such as data breaches, malicious insiders, account hijacking, insecure interfaces, and weak authentication. The product then takes automatic action to remediate identified security and compliance issues based on user-defined and/or automated parameters before they are exploited. DivvyCloud is offered on a term license subscription basis.
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
InsightOps: InsightOps simplifies IT infrastructure monitoring and troubleshooting by centralizing data from across a customer’s network into one secure location. With scalable and cost-effective architecture and the ability to bring together asset visibility and log management, InsightOps enables organizations to store and search structured, semi-structured and unstructured data in real time, enabling DevOps and IT professionals to centralize, search and monitor their log data in order to investigate anomalies, troubleshoot issues and conduct root cause analysis. InsightOps is offered on a cloud-based subscription basis.
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
We generated 47%, 43%, and 39% of sales from channel partners, in 2020, 2019, and 2018, respectively. Our revenue is not concentrated with any individual channel partner. No channel partner represented more than 10% of our revenue in 2020, 2019 or 2018.
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
Our Customers
Our customer base has grown from approximately 6,200 customers at the end of 2016 to more than 9,700 customers as of December 31, 2020, in 144 countries, including 46% of the organizations in the Fortune 100. We define a customer as any entity that has (1) an active Rapid7 contract or a contract that expired within 90 days or less of the applicable measurement date; and for Logentries products, those customers with a contract value equal to or greater than $2,400 per year, or (2) purchased Rapid7 professional services within the 12 months preceding the applicable measurement date.
Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services, with customers in the services industry representing our largest industry in 2020 at 16% of our revenue. In 2020, 49% of our revenue was generated from enterprises, which we define as organizations that have either annual revenue greater than $1.0 billion or more than 2,500 employees, and the balance was generated from middle-market and small organizations.
Our revenue is not concentrated with any individual customer and no customer represented more than 1% of our revenue in 2020, 2019 or 2018.
Our Competition
The markets we operate in are highly competitive, fragmented and subject to technology change and innovation. Our primary competitors in Vulnerability Risk Management include Qualys and Tenable; in Incident Detection and Response (SIEM) include Splunk, Micro Focus, LogRhythm and Microsoft (Sentinel); in Application Security include Micro Focus and IBM; in Security Orchestration and Automation Response include Phantom (Splunk) and Demisto (Palo Alto Networks); in Cloud Security include Prisma (Palo Alto Networks) and CloudGuard (Check Point Software Technologies) and finally, while the competition in our professional services business is diverse, our competitors include FireEye’s Mandiant, SecureWorks and NCC Group.
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

Government Regulations
We are subject to various federal, state and international laws and regulations that affect our business, including those relating to the privacy and security of customer and employee personal information and export or import of our products to certain countries, governments or entities. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, may significantly increase our compliance costs.
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
Human Capital
Rapid7 is dedicated to making the best in security operations achievable for all, and our employees are critical to achieving this mission. In order to continue to innovate, compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract and retain experienced employees. As part of these efforts, we strive to offer a competitive compensation and benefits program, foster a community where everyone feels included and empowered to do their best work, and give employees the opportunity to give back to their communities and make a social impact.
As of December 31, 2020, we had 1,847 full-time employees, including 341 in product and service delivery and support, 742 in sales and marketing, 517 in research and development and 247 in general and administrative. As of December 31, 2020, we had 1,316 full-time employees in the United States and 531 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
Compensation, Benefits and Well-being
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders and fit within our company culture. In addition to their base salary, eligible employees are compensated for their contributions to the Company’s goals with short-term incentives and long-term equity awards tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer employees a wide array of benefits such as life and health (medical, dental and vision) insurance, paid time off and retirement benefits. We also provide emotional well-being services through our Employee Assistance Program.
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.
Diversity, Equity and Inclusion
We believe that a company culture focused on diversity and inclusion is a key driver of creativity and innovation and that diverse and inclusive teams make better business decisions, which ultimately drive better business outcomes. We are committed to recruiting, retaining and developing high-performing, innovative and engaged employees with diverse backgrounds and experiences. In 2018, we launched a diversity initiative to increase the number of under-represented groups (women and people of color) to fifty percent of the employee base in the United States by the end of 2020. We undertook to promote transparency by publishing our workforce demographic data internally and to increase thoughtful discussions across the Company, including holding unconscious bias training for our employees, further expanding efforts to recruit under-represented groups through referrals and by expanding beyond the traditional networks from which we recruited. We are also focused on identifying and promoting diverse leaders through the organization at all levels and signed the Corporate Parity Pledge, which includes, among other things, a commitment to interview at least one woman and one person of color for every open role at the vice president level and above. We have also directed our talent acquisition team to take the further step of interviewing at least one woman and/or person of color for every role we hire for. These efforts yielded results. At the end of 2020, we increased the percent of under-represented employees in the U.S. to over 49%, with over 4% increases in each of the percent of women and the percent of people of color. Additionally, in 2020, we completed a comprehensive employee pay equity survey for our U.S. employees, with outside advisors using regression models to determine that women and people of color at Rapid7 were not paid less for the same job, level, and location, controlling for pay differentiators such as performance and tenure/experience. We intend to conduct an analysis like this every few years.
Community Involvement
We aim to give back to the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We partner with a variety of STEM and inclusion-focused programs to promote technology education for all. Beyond contributions of cash, we encourage employee volunteerism at all our locations by both designating a global day of service each fall, as well as more concentrated work throughout the year. In 2020, working with the Tides Foundation, we created and funded the Rapid7 for Good Fund to direct charitable contributions to community organizations that focus on STEM education and diversity, equity and inclusion in technology, and in particular, cybersecurity.
Corporate Information
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
The COVID-19 pandemic has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees began working remotely as of late March 2020, and they continue to do so. In addition, many of our customers and prospective customers are working remotely. The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our sales and marketing, professional service and research and development efforts, which cannot be predicted or quantified at this time. To the extent that disruptions occur, we may not be able to fully mitigate any such inefficiencies, delays and additional costs through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. Although such events did not have a material adverse impact on our customer renewals for fiscal year 2020, our annualized recurring revenue (ARR) related to contracts in place at the end of the fiscal year 2020 was lower than initially anticipated at the beginning of fiscal year 2020 as a result of the pull back on customer spending, in light of the economic uncertainty caused by the COVID-19 pandemic.
Negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. More generally, the COVID-19 pandemic raises the possibility of an extended global economic downturn and has caused volatility in financial markets, which could materially and adversely affect demand for our products and professional services and could materially and adversely impact our results and financial condition even after the pandemic is contained and the various pandemic-related orders are lifted. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19, which may be more pronounced in industry verticals more directly impacted by the COVID-19 pandemic. Also, a decrease in subscriptions and/or renewals in a given period could negatively affect our ARR as well as our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software subscriptions yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our guidance, our customers, our potential customers, our market opportunity, renewals and sales cycle, among others. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.
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
•price competition;
•our ability to successfully manage and integrate any acquired businesses, including Divvy Cloud Corporation (DivvyCloud), and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
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
From the year ended December 31, 2016 to the year ended December 31, 2020, our revenue grew from $157.4 million to $411.5 million. Although we have experienced rapid growth historically and currently have high renewal rates, we may not continue to grow as rapidly in the future and our renewal rates may decline. Any success that we may experience in the future will depend, in large part, on our ability to, among other things:
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
We have posted a net loss in each year since inception, including net losses of $98.8 million, $53.8 million and $55.5 million in the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $617.3 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
If our new and existing product offerings and product enhancements do not achieve sufficient market acceptance, our financial results and competitive position will suffer.
Our business substantially depends on, and we expect our business to continue to substantially depend on, sales of our Insight Platform solutions. As such, market acceptance of our Insight Platform is critical to our continued success. Demand for Insight Platform solutions are affected by a number of factors beyond our control, including continued market acceptance of cloud-based offerings, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market and the economy in general. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our Insight Platform solutions, our business operations, financial results and growth prospects will be materially and adversely affected.
We spend substantial amounts of time and money to research and develop or acquire new offerings and enhanced versions of our existing offerings to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our platform to target specific use cases and to cultivate our community. When we develop a new or enhanced version of an existing offering, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop or acquire new or enhanced offerings, their introduction must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our recent product expansions and offerings, such as our Cloud Security offerings, do not garner widespread market adoption and implementation, our financial results and competitive position could suffer.
Further, we may make changes to our offerings that our customers do not like, find useful or agree with. We may also discontinue certain features, begin to charge for certain features that are currently free or increase fees for any of our features or usage of our offerings.
Our new and existing offerings or product enhancements and changes to our existing offerings could fail to attain sufficient market acceptance for many reasons, including:
•our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion, including changes in demand as a result of the COVID-19 pandemic;
•real or perceived defect, errors or failures;
•negative publicity about their performance or effectiveness;
•delays in releasing to the market our new offerings or enhancements to our existing offerings;

•introduction or anticipated introduction of competing products by our competitors;
•inability to scale and perform to meet customer demands;
•poor business conditions for our customers, causing them to delay IT purchases, including as a result of the COVID-19 pandemic; and
•reluctance of customers to purchase cloud-based offerings.
If our new or existing offerings or enhancements and changes do not achieve adequate acceptance in the market, our competitive position will be impaired, and our revenue, business and financial results will be negatively impacted. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales and other expenses we will have incurred in connection with the new offerings or enhancements.
We face intense competition in our market.
The market for SecOps solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our primary competitors in Vulnerability Risk Management include Qualys and Tenable; in Incident Detection and Response (SIEM) include Splunk, Micro Focus, LogRhythm and Microsoft (Sentinel); in Application Security include Micro Focus and IBM; in Security Orchestration and Automation Response include Phantom (Splunk) and Demisto (Palo Alto Networks); in Cloud Security include Prisma (Palo Alto Networks) and CloudGuard (Check Point Software Technologies) and finally, while the competition in our professional services business is diverse, our competitors include FireEye's Mandiant, SecureWorks and NCC Group.
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
Our inability to renew or increase sales of our vulnerability management offerings, including cloud-based subscriptions, content subscriptions, managed services and content and maintenance and support subscriptions, or a decline in prices of our vulnerability management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. In addition, we have introduced several non-VM subscription products, including InsightIDR, InsightAppSec, InsightConnect and DivvyCloud. These products are relatively new, and it is uncertain whether they will gain the market acceptance we expect. Any factor adversely affecting sales of our non-VM products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the years months ended December 31, 2020, 2019 and 2018, operations located outside of North America generated 17%, 16% and 15%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
We are also monitoring developments related to Brexit. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and differing laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to the United Kingdom will be regulated. Any of these effects of Brexit, among others, could adversely affect our operations in the United Kingdom and our financial results.
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
Achieving the anticipated benefits of past or future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings. For example, on May 1, 2020 we acquired Divvy Cloud Corporation (DivvyCloud), a cloud security posture management platform, and on January 28, 2021 we acquired Alcide.IO Ltd. (Alcide), a Kubernetes cloud workload protection platform. Some of our acquisitions could improve the capabilities of our existing offerings or platform, as opposed to becoming a new offering. The acquisitions of DivvyCloud and Alcide are intended to extend the cloud security capabilities of our Insight Platform, helping security and DevOps teams understand and manage governance, risk and security in their growing cloud environments, which may encounter difficulties or unforeseen expenditures. The integration of Alcide and any other acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures and business operations and internal systems. We may need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition. If we are unable to effectively execute or integrate acquisitions, the anticipated benefits of such acquisition, including sales or growth opportunities or targeted synergies may not be realized, and our business, financial condition and operating results could be adversely affected.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We anticipate that we will continue to rely on these partners in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. For the years ended December 31, 2020, 2019 and 2018, we derived approximately 47%, 43%, and 39%, respectively, of our revenue from sales of products and professional services through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Our agreements with our channel partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our products and professional services, our ability to grow our business and sell our products and professional services, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and professional services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and professional services or increased revenue.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the years ended December 31, 2020, 2019 and 2018 we incurred 12%, 13% and 13%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the years ended December 31, 2020, 2019 and 2018, 9%, 8% and 7%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We implemented a hedging program during the third quarter of 2020 and have entered into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
Risks Related to Intellectual Property, Litigation and Government Regulation
Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.
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
As of December 31, 2020, we had federal and state net operating loss carryforwards (NOLs), of $376.7 million and $290.2 million, respectively, available to offset future taxable income, which expire in various years beginning in 2021 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percentage point ownership change over a three-year testing period. Based upon our analysis as of December 31, 2019, we determined that although a limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.
We could be subject to additional tax liabilities.
We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are and will continue to be subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain and the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.
Risks Related to Data Privacy and Cybersecurity
Real or perceived failures, errors or defects in our solutions could adversely affect our brand and reputation, which could have an adverse effect on our business and results of operations.
If our products or professional services fail to detect vulnerabilities in our customers’ cyber security infrastructure, or if our products or professional services fail to identify and respond to new and increasingly complex methods of cyber attacks, our business and reputation may suffer. There is no guarantee that our products or professional services will detect all vulnerabilities and threats, especially in light of the rapidly changing security landscape to which we must respond, including the constantly evolving techniques used by attackers to access or sabotage data. If we fail to update our solutions in a timely or effective manner to respond to these threats, our customers could experience security breaches. Many federal, state and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our solutions. An actual or perceived security breach or theft of sensitive data of one of our customers, regardless of whether the breach is attributable to the failure of our products or professional services, could adversely affect the market’s perception of our offerings and subject us to legal claims.
Additionally, our products may falsely detect vulnerabilities or threats that do not actually exist. For example, our Metasploit offering relies on information provided by an active community of security researchers who contribute new exploits, attacks and vulnerabilities. We expect that the continued contributions from these third parties will both enhance the robustness of Metasploit and also support our sales and marketing efforts. However, to the extent that the information from these third parties is inaccurate or malicious, the potential for false indications of security vulnerabilities and susceptibility to attack increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings and may therefore adversely impact market acceptance of our products and professional services and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem. Further, to the extent that our community of third parties is reduced in size or participants become less active, we may lose valuable insight into the dynamic threat landscape and our ability to quickly respond to new exploits, attacks and vulnerabilities may be reduced.
Our products may also contain undetected errors or defects. Errors or defects may be more likely when a product is first introduced or as new versions are released, or when we introduce an acquired company's products. We have experienced these errors or defects in the past in connection with new products, acquired products and product upgrades and we expect that these errors or defects will be found from time to time in the future in new, acquired or enhanced products after commercial release. Defects may cause our products to be vulnerable to attacks, cause them to fail to detect vulnerabilities or threats, or temporarily interrupt customers’ networking traffic. Any errors, defects, disruptions in service or other performance problems with our products may damage our customers’ businesses and could hurt our reputation. If our products or professional services fail to detect vulnerabilities or threats for any reason, we may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results. Limitation of liability provisions in our standard terms and conditions and our other agreements may not adequately or effectively protect us from any claims related to errors or defects in our solutions, including as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries.
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
We utilize third-party data centers located in North America, Europe, Australia and Asia, in addition to operating and maintaining certain elements of our own network infrastructure. Some elements of our complex infrastructure are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. More specifically, certain of our products, in particular our cloud-based products, are hosted on cloud providers such as Amazon Web Services, which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our products, network infrastructure and website.
Prolonged delays or unforeseen difficulties in connection with adding capacity or upgrading our network architecture when required may cause our service quality to suffer. Problems with the reliability or security of our systems or third-party systems on which we rely could harm our reputation. Damage to our reputation and the cost of remedying these problems could negatively affect our business, financial condition, and operating results.
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
If we or our third party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our reputation may be harmed, demand for our solutions may be reduced and we may incur significant liabilities.
We sell cyber security and data analytics products. As a result, we have been and will be a target of cyber attacks designed to impede the performance of our products, penetrate our network security or the security of our cloud platform or our internal systems, or that of our customers, misappropriate proprietary information and/or cause interruptions to our services. For example, because Metasploit serves as an introduction to hacking for many individuals, a successful cyber attack on us may be perceived as a victory for the cyber attacker, thereby increasing the likelihood that we may be a target of cyber attacks, even absent financial motives. In addition, with so many of our employees now working remotely due to the global COVID-19 pandemic, we may face an increased risk of attempted security breaches and incidents.

Also, as more of our customers move to working remotely for extended periods of time during the global COVID-19 pandemic we expect there will be an increased amount of personal, confidential and proprietary information that is stored in our solutions, which increases the exposure and risk of cyberattacks and other malicious internet-based activity. While we have taken steps to protect such information that we have access to, including information we may obtain through our customer support services or customer usage of our offerings, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, viruses, social engineering (phishing attacks), and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. Further, if our systems or those of our third-party service providers are breached as a result of third-party action, employee error or misconduct, attackers could learn critical information about how our products operate to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber attacks.
We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing, human resources services, customer relationship management, enterprise risk planning and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches and incidents, and to reduce the impact of a security breach or incident at a third-party vendor, such measures cannot provide absolute security. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we maintain measures designed to protect the integrity, confidentiality and security of our data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.
Any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our revenues and operating results. These risks may increase as we continue to grow the number and scale of our cloud services, and process, store, and transmit increasing amounts of data.
Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, that insurance will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation, (EU) 2016/679 (GDPR), laws implemented by European Union (EU) member states which contain derogations from, or exemptions or authorizations for the purposes of, the GDPR, or which are otherwise intended to supplement the GDPR and, following the withdrawal of the United Kingdom (UK) from the EU on January 31, 2020 and the expiry of the transitional arrangements agreed to between the UK and EU on December 31, 2020, the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc) (EU Exit) Regulations) (European Data Protection Laws). The European Data Protection Laws present significantly greater risks, compliance burdens and costs for companies with users and operations in the EU and UK. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance and similar levels of fines could also be imposed under the UK GDPR.
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
European Data Protection Laws generally prohibit the transfer of personal data from the European Economic Area (EEA), the UK and Switzerland (Europe), to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from Europe to the United States was the Privacy Shield framework which is administered by the U.S. Department of Commerce. To facilitate the transfer of both customer and employee personal data from Europe to the United States, we self-certified under the EU-US Privacy Shield framework on December 20, 2016. However, this framework was recently invalidated by a decision of the EU’s highest court in July 2020 and authorities in the UK and Switzerland have similarly invalidated use of the Privacy Shield as a vehicle for lawful data transfers from those countries to the United States. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses (SCCs), to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the SCCs. As such, our processing of personal data from Europe may not comply with European Data Protection Law. This may increase our exposure to the GDPR’s and UK GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including injunctions against transferring personal data subject to the GDPR. This may also reduce demand for our services from companies subject to European Data Protection Laws. Loss of our ability to import personal data from Europe may also require us to increase our data processing capabilities in the EEA at significant expense.
Although by virtue of the UK GDPR, the GDPR applies in the UK in substantially unvaried form, going forward there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and the EEA. Furthermore, it is unclear whether transfers of personal data from the EEA to the UK will be permitted to take place on the basis of a future adequacy decision of the European Commission, or whether a ‘transfer mechanism,’ such as the SCCs, will be required. For the meantime, under the post-Brexit Trade and Cooperation Agreement between, on the one hand, the EU and the European Atomic Energy Community and, on the other, the UK, it has been agreed that transfers of personal data to the UK from EU member states will not be treated as “restricted transfers” to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension (the adequacy assessment period). This will also apply to transfers to the UK from EEA member states, assuming those states accede to the relevant provision of the Trade and Cooperation Agreement. This adequacy assessment period may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the UK. If the European Commission does not adopt an ‘adequacy decision’ in respect of the UK prior to the expiry of the extended adequacy assessment period, from that point onwards the UK will be an ‘inadequate third country’ under the GDPR and transfers of data from the EEA to the UK will require a ‘transfer mechanism,’ such as the SCCs.
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
Some organizations have been reluctant to use cloud solutions for cyber security, such as our InsightVM, InsightIDR, InsightAppSec, InsightConnect and DivvyCloud, because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with this solution. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole may be negatively impacted, which could harm our business.
Risks Related to our Common Stock
The market price of our common stock has been and is likely to continue to be volatile.
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $94.60 through February 19, 2021. Factors that may affect the market price of our common stock include:
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
As of December 31, 2020, we had $230.0 million aggregate principal amount of indebtedness under the convertible senior notes due in 2023 (the 2023 Notes) and an additional $230.0 million aggregate principal amount of indebtedness under the convertible senior notes due in 2025 (the 2025 Notes) (collectively, the Notes). In addition, we may also incur indebtedness under our senior secured credit facility. Our indebtedness may:
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 11 to our consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of December 31, 2020, and the 2023 Notes are convertible at the option of the holders, in whole or in part, between January 1, 2021 and March 31, 2021. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. As of December 31, 2020, the 2025 Notes are not convertible at the option of the holder. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, in August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which changes the accounting for the convertible debt instruments described above. The standard eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit; and simplifies classification of debt on the balance sheet and earnings per share calculation. The standard is effective for us in the first quarter of fiscal 2022 and can be adopted on a full or modified retrospective basis. We plan to adopt this standard in the first quarter of 2021 under the modified retrospective basis. Adopting this guidance will reduce non-cash interest expense, and thereby increase net income, in our consolidated financial statements. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method will be required. Application of the “if converted” method may reduce our reported diluted earnings per share. We cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have an adverse impact on our financial statements.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 11 to our consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of December 31, 2020, and the 2023 Notes are convertible at the option of the holders, in whole or in part, between January 1, 2021 and March 31, 2021. Whether the Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. As of December 31, 2020, the 2025 Notes are not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
General Risks
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters occupy approximately 147,000 square feet in Boston, Massachusetts under an operating lease that expires in November 2029. In July 2019, we entered into a lease agreement with respect to approximately 67,000 square feet at 100 Causeway Street, Boston, Massachusetts, to be located in the same complex as, and in order to expand, our corporate headquarters. The term of the lease is 98 months and is expected to commence in October 2021. We have additional U.S. offices including Los Angeles and San Francisco, California; Austin, Texas; and Arlington, Virginia. We also lease various international offices including in Toronto, Canada; Reading, United Kingdom; Belfast, Northern Ireland; Dublin and Galway, Ireland; Melbourne, Australia and Singapore.
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
As of December 31, 2020, there were 44 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company (DTC), which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.
The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for an investment of $100 in our common stock, the Nasdaq Global Market and the Nasdaq Computer Index. Data for the Nasdaq Global Market and the Nasdaq Computer Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Rapid7, Inc., the NASDAQ Global Market Composite Index
and the NASDAQ Computer Index
$700
$600
$500
$400
$300
$200
$100
$0
12/15
12/16
12/17
12/18
12/19
12/20
Rapid7, Inc.
NASDAQ Global Market Composite
NASDAQ Computer

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Rapid7, Inc.	$100.00	$80.44	$123.33	$205.95	$370.26	$595.90
Nasdaq Global Market Composite	100.00	97.96	125.49	118.10	153.01	238.08
Nasdaq Computer	100.00	123.67	174.80	157.40	241.96	347.26

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
The following selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018, and the consolidated balance sheet data as of December 31, 2020 and 2019, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017 (1)	2016 (1)
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Products	$382,922	$297,897	$210,794	$163,016	$126,807
Professional services	28,564	29,050	33,297	37,924	30,630
Total revenue	411,486	326,947	244,091	200,940	157,437
Cost of revenue(2):
Products	96,864	68,179	47,488	33,074	19,552
Professional services	24,653	22,967	23,595	23,836	20,173
Total cost of revenue	121,517	91,146	71,083	56,910	39,725
Operating expenses(2):
Research and development	108,568	79,364	67,743	50,938	47,955
Sales and marketing	195,981	157,722	123,310	111,593	90,524
General and administrative	59,519	44,710	34,993	30,293	28,282
Total operating expense	364,068	281,796	226,046	192,824	166,761
Loss from operations	(74,099)	(45,995)	(53,038)	(48,794)	(49,049)
Interest income	1,454	6,014	3,229	862	—
Interest expense	(24,137)	(13,389)	(4,934)	(87)	131
Other income (expense), net	(81)	(433)	(336)	313	(109)
Loss before income taxes	(96,863)	(53,803)	(55,079)	(47,706)	(49,027)
Provision for (benefit from) income taxes	1,986	42	466	(2,236)	(27)
Net loss	$(98,849)	$(53,845)	$(55,545)	$(45,470)	$(49,000)
Net loss per share, basic and diluted	$(1.94)	$(1.10)	$(1.20)	$(1.06)	$(1.19)
Weighted-average common shares outstanding, basic and diluted	51,036,824	48,731,791	46,456,825	42,952,950	41,248,473

(1) On January 1, 2018, we adopted Financial Accounting standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method. The consolidated statement of operations for the years ended December 31, 2017 and 2016 were not adjusted for the adoption of ASC 606.
(2) Includes stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$4,298	$2,580	$1,692	$1,085	$610
Research and development	24,423	15,670	10,822	7,205	6,054
Sales and marketing	16,826	11,883	7,569	5,756	6,607
General and administrative	18,341	10,531	7,510	5,495	4,045
Total stock-based compensation expense	$63,888	$40,664	$27,593	$19,541	$17,316
Depreciation and amortization expense:
Cost of revenue	$13,218	$9,110	$5,673	$3,597	$2,529
Research and development	2,844	2,083	1,336	1,077	1,080
Sales and marketing	4,779	3,971	2,783	1,986	1,842
General and administrative	1,790	1,364	1,305	968	1,274
Total depreciation and amortization expense	$22,631	$16,528	$11,097	$7,628	$6,725

	As of December 31,
	2020	2019	2018	2017 (1)	2016 (1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$173,617	$123,413	$99,565	$51,562	$53,148
Working capital, excluding deferred revenue	398,286	309,441	310,646	139,604	101,527
Total assets	913,122	664,913	559,369	284,136	243,303
Total deferred revenue	309,950	267,744	248,571	224,500	169,063
Total debt	378,586	185,200	174,688	—	—
Total liabilities	841,586	581,745	472,050	259,983	201,265
Total stockholders’ equity	71,536	83,168	87,319	24,153	42,038
(1) On January 1, 2018, we adopted ASC 606 using the modified retrospective method. The consolidated balance sheets as of December 31, 2017 and 2016 were not adjusted for the adoption of ASC 606.

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
Overview
Rapid7 is advancing security with visibility, analytics, and automation delivered through our Insight Platform. Our solutions simplify the complex, allowing security teams to work more effectively with IT and development to reduce vulnerabilities, monitor for misconfigurations and malicious behavior, investigate and shut down attacks, and automate routine tasks.
In the 20 years that Rapid7 has been in business, security companies and trends have come and gone, while broader technology innovation continues to advance rapidly. Every company is now a technology company, and rampant innovation inevitably creates security risk. The migration of businesses to the cloud, more distributed workforces and ubiquitous connected devices present security teams with an increasingly complex, ever-changing, and unpredictable attack surface.
We believe as cybersecurity challenges continue to rise exponentially, two key factors can prevent organizations from effectively managing their growing security exposure. First, the tools to manage complex security problems are often equally complicated to use. Second, there is a scarcity of cybersecurity professionals who are qualified to successfully manage these sophisticated tools. These two factors compound the difficulties that resource-constrained organizations face when attempting to minimize their security exposure, meet security compliance regulations and provide visibility to their leadership. We call the expanding divide between risk created through innovation and risk effectively managed by security teams the Security Achievement Gap.
We believe Rapid7 is uniquely positioned to improve how customer security challenges are addressed. All of our solutions and services are built with and supported by the expertise of our dedicated team of security researchers and consultants, who bring knowledge of attacker behavior and emerging vulnerabilities directly to customers. We also continue to invest in further simplifying our technology to improve usability, lowering the barrier for teams and organizations who lack resources to manage their security posture.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of December 31, 2020, we had over 9,700 customers in 144 countries, including 46% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue in 2020, 2019 or 2018.
Recent Developments
Acquisition of Alcide.IO Ltd.
On January 28, 2021, we acquired Alcide.IO Ltd., a leading provider of Kubernetes security for a total purchase price of approximately $50 million in cash, subject to certain adjustments.
COVID-19 Response
Rapid7 remains focused on supporting its customers, partners, employees and communities during the COVID-19 pandemic. The impact of COVID-19 on the global economy and on our business continues to be a fluid situation. We responded quickly to adopt a virtual sales strategy to enable most of our employees to work productively from home, continued our focus on customers and new customers and worked to guard the health and safety of our team, support our customers and partners, mitigate risk, and maximize our financial performance. We are focused on ensuring continuity for our customers and partners. During 2020, we slowed hiring and reduced discretionary spending from what was initially anticipated at the beginning of the fiscal year 2020. In addition, we continue to realize savings that naturally accrue from less travel and virtual rather than in-person events.
The continuing COVID-19 pandemic is expected to result in a sustained global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, including from our customers. Our operational and financial performance were negatively impacted by the slowdown in activity associated with the COVID-19 pandemic for the year ending December 31, 2020 and we expect that to continue going forward. The extent of the impact of the COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the disease, its impact on industry events, and its effect on our customers, partners, suppliers and vendors and other parties with whom we do business, all of which are uncertain and cannot be predicted at this time. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel, employee work locations, and cancellation of Rapid7 in-person marketing events. We will continue to actively monitor the at times rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain. Furthermore, due to our subscription model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods.
Our Business Model
We have offerings in five key areas: (1) Vulnerability Risk Management, (2) Incident Detection and Response, (3) Application Security and (4) Cloud Security and (5) Security Orchestration and Automation Response.
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:
•Cloud-based subscriptions, which provide our software capabilities to our customers through cloud access and on a subscription basis. Our InsightIDR, InsightVM, InsightAppSec and InsightConnect products are offered as cloud-based subscriptions, generally with a one-year term.
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
In 2020, 2019 and 2018 recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 90%, 87% and 81%, respectively, of total revenue.
We calculate our renewal rate by dividing the dollar value of renewed customer agreements, including upsells and cross-sells of additional products, but excluding professional services and Logentries, in a trailing 12-month period by the dollar value of the corresponding customer agreements. Our renewal rate was 103%, 108% and 119% for the quarters ended December 31, 2020, 2019 and 2018, respectively. For the quarter ended December 31, 2018, our renewal rate was adjusted from the previously disclosed 120% to 119%, based on a reclassification of certain upsells and cross-sells.

Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations and as a means to evaluate period-to-period comparisons. We believe that both management and investors benefit from referring to these key metrics as supplemental information in assessing our performance and when planning, forecasting, and analyzing future periods. These key metrics also facilitate management's internal comparisons to our historical performance as well as comparisons to certain competitors' operating results. We believe these key metrics are useful to investors both because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and also because they are used by institutional investors and the analyst community to help evaluate the health of our business:

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Total revenue	$411,486	$326,947	$244,091
Year-over-year growth	25.9%	33.9%	21.5%
Non-GAAP income (loss) from operations	$2,032	$2,404	$(26,273)
Operating cash flow	$4,887	$(1,420)	$6,066

	As of December 31,
	2020	2019
	(dollars in thousands)
Number of customers	9,736	9,022
Year-over-year growth	7.9%	15.5%
Annualized recurring revenue (ARR)	$432,946	$338,714
Year-over-year growth	27.8%	34.5%
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers. We monitor total revenue and believe it is useful to investors as a measure of the overall success of our business.
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
Operating Cash Flow. We monitor our operating cash flow and believe it is a useful to investors as a measure of our overall business performance, which enables us to analyze our financial performance without the effects of certain non-cash items such as stock-based compensation expenses and depreciation and amortization. Additionally, operating cash flow takes into account the increase in deferred revenue as a result of increases in sales of products and services, which reflects the receipt of cash payment for products before they are recognized into revenue. Our operating cash flow is significantly impacted by the timing of commission and bonus payments, accounts payable payments and collections of accounts receivable.
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
Annualized Recurring Revenue and Growth. Annualized Recurring Revenue (ARR) is defined as the annual value of all recurring revenue related to contracts in place at the end of the quarter. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates and does not include revenue reported as perpetual license or professional services revenue in our consolidated statement of operations. We use ARR and believe it is useful to investors as a measure of the overall success of our business.

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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
GAAP total gross profit	$289,969	$235,801	$173,008
Stock-based compensation expense	4,298	2,580	1,692
Amortization of acquired intangible assets	8,700	6,339	3,985
Non-GAAP total gross profit	$302,967	$244,720	$178,685

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
GAAP gross profit – products	$286,058	$229,718	$163,306
Stock-based compensation expense	2,740	1,405	726
Amortization of acquired intangible assets	8,700	6,339	3,985
Non-GAAP gross profit – products	$297,498	$237,462	$168,017

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
GAAP gross profit – professional services	$3,911	$6,083	$9,702
Stock-based compensation expense	1,558	1,175	966
Non-GAAP gross profit – professional services	$5,469	$7,258	$10,668
The following table reconciles GAAP loss from operations to non-GAAP income (loss) from operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
GAAP loss from operations	$(74,099)	$(45,995)	$(53,038)
Stock-based compensation expense	63,888	40,664	27,593
Amortization of acquired intangible assets	9,138	6,479	4,144
Acquisition-related expenses	1,343	514	115
Follow-on public offering costs	—	—	205
Litigation-related expenses	1,762	742	600
Non-GAAP income (loss) from operations	$2,032	$2,404	$(20,381)

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except share and per share data)
GAAP net loss	$(98,849)	$(53,845)	$(55,545)
Stock-based compensation expense	63,888	40,664	27,593
Amortization of acquired intangible assets	9,138	6,479	4,144
Acquisition-related expenses	1,343	514	115
Follow-on public offering costs	—	—	205
Litigation-related expenses	1,762	742	600
Release of valuation allowance, acquisition-related	—	(761)	—
Amortization of debt discount and issuance costs	17,518	10,513	3,831
Non-GAAP net (loss) income	$(5,200)	$4,306	$(19,057)

Reconciliation of net (loss) income per share, basic:
GAAP net loss per share, basic	$(1.94)	$(1.10)	$(1.20)
Non-GAAP adjustments to net loss	$1.84	$1.19	$0.79
Non-GAAP net (loss) income per share, basic	$(0.10)	$0.09	$(0.41)

Reconciliation of net (loss) income per share, diluted:
GAAP net loss per share, diluted	$(1.94)	$(1.10)	$(1.20)
Non-GAAP adjustments to net loss	$1.84	$1.18	$0.79
Non-GAAP net (loss) income per share, diluted	$(0.10)	$0.08	$(0.41)

Weighted-average common shares used in GAAP per share calculation, basic	51,036,824	48,731,791	46,456,825

Weighted average shares used in non-GAAP per share calculation:
Basic	51,036,824	48,731,791	46,456,825
Diluted	51,036,824	52,058,103	46,456,825
The following table reconciles GAAP net loss to adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net loss	$(98,849)	$(53,845)	$(55,545)
Interest income	(1,454)	(6,014)	(3,229)
Interest expense	24,137	13,389	4,934
Other (income) expense, net	81	433	336
Provision for income taxes	1,986	42	466
Depreciation expense	11,036	8,963	6,486
Amortization of intangible assets	11,595	7,565	4,611
Stock-based compensation expense	63,888	40,664	27,593
Acquisition-related expenses	1,343	514	115
Follow-on public offering costs	—	—	205
Litigation-related expenses	1,762	742	600
Adjusted EBITDA	$15,525	$12,453	$(13,428)

Components of Results of Operations
Revenue
We generate revenue primarily from selling products and professional services through a variety of delivery models to meet the needs of our diverse customer base.
Products
We generate products revenue from the sale of (1) cloud-based subscriptions, (2) managed services offerings, which utilize our products and (3) term or perpetual software licenses for our products, as well as associated content subscriptions. We also generate revenue when customers purchase or renew agreements for maintenance and support of their software licenses. Substantially all of our customers purchase an agreement for maintenance and support in connection with their purchase of a software license.
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
We expect research and development expense to increase on an absolute dollar basis in the near term as we continue to increase investments in our products and technology platform innovation and to increase slightly as a percentage of total revenue.

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
Provision for Income Taxes
Provision for income taxes consists of income taxes in foreign jurisdictions where we conduct business, withholding taxes, and state income taxes in the United States. We maintain a full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits. Based on our history of losses, we expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized.

Results of Operations

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$382,922	$297,897	$210,794
Professional services	28,564	29,050	33,297
Total revenue	411,486	326,947	244,091
Cost of revenue:(1)
Products	96,864	68,179	47,488
Professional services	24,653	22,967	23,595
Total cost of revenue	121,517	91,146	71,083
Operating expenses:(1)
Research and development	108,568	79,364	67,743
Sales and marketing	195,981	157,722	123,310
General and administrative	59,519	44,710	34,993
Total operating expenses	364,068	281,796	226,046
Loss from operations	(74,099)	(45,995)	(53,038)
Interest income	1,454	6,014	3,229
Interest expense	(24,137)	(13,389)	(4,934)
Other income (expense), net	(81)	(433)	(336)
Loss before income taxes	(96,863)	(53,803)	(55,079)
Provision for income taxes	1,986	42	466
Net loss	(98,849)	(53,845)	(55,545)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$4,298	$2,580	$1,692
Research and development	24,423	15,670	10,822
Sales and marketing	16,826	11,883	7,569
General and administrative	18,341	10,531	7,510
Total stock-based compensation expense	$63,888	$40,664	$27,593

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$13,218	$9,110	$5,673
Research and development	2,844	2,083	1,336
Sales and marketing	4,779	3,971	2,783
General and administrative	1,790	1,364	1,305
Total depreciation and amortization expense	$22,631	$16,528	$11,097

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2020	2019	2018
Consolidated Statement of Operations Data:
Revenue:
Products	93.1%	91.1%	86.4%
Professional services	6.9	8.9	13.6
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	23.5	20.9	19.4
Professional services	6.0	7.0	9.7
Total cost of revenue	29.5	27.9	29.1
Operating expenses:
Research and development	26.4	24.3	27.8
Sales and marketing	47.6	48.2	50.5
General and administrative	14.5	13.7	14.3
Total operating expenses	88.5	86.2	92.6
Loss from operations	(18.0)	(14.1)	(21.7)
Interest income	0.4	1.8	1.3
Interest expense	(5.9)	(4.1)	(2.0)
Other income (expense), net	—	(0.1)	(0.1)
Loss before income taxes	(23.5)	(16.5)	(22.6)
Provision for income taxes	0.5	—	0.2
Net loss	(24.0)%	(16.5)%	(22.8)%
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue:
Products	$382,922	$297,897	$85,025	28.5%
Professional services	28,564	29,050	(486)	(1.7)
Total revenue	$411,486	$326,947	$84,539	25.9%
Total revenue increased by $84.5 million in 2020 compared to 2019 which included $6.3 million of revenue attributable to the DivvyCloud acquisition in May 2020. The remainder of the increase in revenue was primarily from existing customers as a result of the continued growth of our customer base. Revenue from renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in 2020 was comprised of $68.1 million generated from sales in North America and $16.4 million generated from sales from the rest of the world.

Cost of Revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Cost of revenue:
Products	$96,864	$68,179	$28,685	42.1%
Professional services	24,653	22,967	1,686	7.3
Total cost of revenue	$121,517	$91,146	$30,371	33.3%
Gross margin %:
Products	74.7%	77.1%
Professional services	13.7	20.9
Total gross margin %	70.5%	72.1%
Total cost of revenue increased by $30.4 million in 2020 compared to 2019, primarily due to a $14.3 million increase in personnel costs, inclusive of a $1.7 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base, and a $11.4 million increase in cloud computing costs related to growing cloud-based subscription revenue. The $14.3 million increase in personnel costs included $1.2 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition in May 2020. Our increase in total cost of revenue also included a $2.6 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $2.4 million increase in amortization expense for acquired intangible assets and a $1.4 million increase in amortization expense for capitalized internally-developed software. These increases were partially offset by a $1.7 million decrease in other expenses.
Total gross margin percentage decreased in 2020 compared to 2019. The decrease in products gross margin was primarily due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products. The decrease in professional services gross margin was primarily due to a reduction in professional services revenue as customers delayed scheduling the delivery of services in response to the COVID-19 pandemic.
Operating Expenses
Research and Development Expense

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development	$108,568	$79,364	$29,204	36.8%
% of revenue	26.4%	24.3%
Research and development expense increased by $29.2 million in 2020 compared to 2019, primarily due to a $22.9 million increase in personnel costs, a $5.1 million increase in allocated overhead driven by costs related to our global kick-off meeting and an increase in IT and facilities costs, and a $1.7 million increase in third-party infrastructure costs. These increases were partially offset by a $0.5 million decrease in other expenses. The $22.9 million increase in personnel costs was primarily due to a $14.1 million increase in salaries and related costs driven by growth in headcount, including $5.3 million in additional salaries and related costs attributable to the employees acquired in the acquisition of DivvyCloud in May 2020, and a $8.8 million increase in stock-based compensation expense, including $4.2 million of stock-based compensation expense related to RSUs issued to retained employees and common stock to be issued to the founders as part of the acquisition of DivvyCloud.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing	$195,981	$157,722	$38,259	24.3%
% of revenue	47.6%	48.2%
Sales and marketing expense increased by $38.3 million in 2020 compared to 2019, primarily due to a $26.8 million increase in personnel costs, a $6.5 million increase in commission expense, a $5.0 million increase in allocated overhead driven by costs related to our global kick-off meeting as well as an increase in IT and facilities costs, a $4.0 million increase in marketing and advertising costs and a $0.9 million increase in other expenses. The $26.8 million increase in personnel costs was primarily due a $21.9 million increase in salaries and related costs driven by growth in headcount, including $6.1 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition in May 2020, and a $4.9 million increase in stock-based compensation expense, including $1.5 million in stock-based compensation expense related to RSUs issued to DivvyCloud retained employees. These increases were partially offset by a $4.9 million decrease in travel and entertainment expenses as a result of reduced travel due to the COVID-19 pandemic.
General and Administrative Expense

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative	$59,519	$44,710	$14,809	33.1%
% of revenue	14.5%	13.7%
General and administrative expense increased by $14.8 million in 2020 compared to 2019, primarily due to a $10.7 million increase in personnel costs due to an increase in headcount, inclusive of a $7.8 million increase in stock-based compensation expense, a $2.1 million increase in professional fees primarily due to litigation and acquisition-related expenses and other professional consulting fees, a $0.6 million increase in allocated overhead driven by costs related to our global kick-off meeting as well as an increase in IT costs, a $0.6 million increase in other office expenses and a $0.8 million increase in other expenses.
Interest Income

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest income	$1,454	$6,014	$(4,560)	(75.8)%
% of revenue	0.4%	1.8%
Interest income decreased by $4.6 million in 2020 compared to 2019 primarily due to a decrease in interest rates.
Interest Expense

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest expense	$(24,137)	$(13,389)	$(10,748)	80.3%
% of revenue	(5.9)%	(4.1)%
Interest expense increased by $10.7 million in 2020 compared to 2019 primarily due to contractual interest and amortization of debt discount and issuance costs related to the 2025 Notes issued in May 2020.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income (expense), net	$(81)	$(433)	$352	(81.3)%
% of revenue	—%	(0.1)%
Other income (expense), net reflected a $0.4 million decrease in expense in 2020 compared to 2019 due to realized and unrealized foreign currency gains and losses, primarily related to the euro and British pound sterling.

Provision for Income Taxes

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for income taxes	$1,986	$42	$1,944	NM
% of revenue	0.5%	—%
Provision for income taxes increased by $1.9 million in 2020 compared to 2019 primarily due to a $1.1 million increase in foreign income and withholding taxes and a $0.8 million deferred tax benefit in 2019. The $0.8 million deferred tax benefit resulted from a partial release of our valuation allowance to account for the creation of a deferred tax liability for the developed technology intangible asset acquired in the acquisition of NetFort, which is not deductible for tax purposes.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenue

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue:
Products(1)	$297,897	$210,794	$87,103	41.3%
Professional services	29,050	33,297	(4,247)	(12.8)
Total revenue	$326,947	$244,091	$82,856	33.9%
(1) Prior to the fiscal year beginning January 1, 2020, we presented revenue on our consolidated statement of operations as products, maintenance and support and professional services revenue. For the year ended December 31, 2020, we combined products and maintenance and support revenue as products revenue on our consolidated statement of operations as our customers continue to migrate from our on-premise products to our SaaS Insight Platform. Given this continued migration, we believe it is more relevant to categorize maintenance and support revenue together as products revenue. Prior periods have been adjusted to conform with this presentation.
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
Cost of Revenue

	Year Ended December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Cost of revenue:
Products	$68,179	$47,488	$20,691	43.6%
Professional services	22,967	23,595	(628)	(2.7)
Total cost of revenue	$91,146	$71,083	$20,063	28.2%
Gross margin %:
Products	77.1%	77.5%
Professional services	20.9	29.1
Total gross margin %	72.1%	70.9%
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
Total gross margin percentage increased in 2019 compared to 2018. The decrease in products gross margin was due to the continued transition of our Nexpose customers to our subscription-based InsightVM product. The decrease in professional services gross margin was primarily due to a reduction in professional services revenue.
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
Liquidity and Capital Resources
As of December 31, 2020, we had $173.6 million in cash and cash equivalents, $149.0 million of short- and long-term investments that have maturities ranging from 1 to 16 months. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future and as of December 31, 2020 have an accumulated deficit of $617.3 million. Our principal sources of liquidity are cash and cash equivalents, short and long-term investments and our Credit and Security Agreement (Credit Agreement). To date, we have financed our operations primarily through private and public equity financings and issuance of convertible senior notes and through cash generated by operating activities.
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
The following table shows a summary of our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$123,413	$99,565	$51,762
Net cash provided by (used in) operating activities	4,887	(1,420)	6,066
Net cash (used in) provided by investing activities	(156,287)	16,811	(193,733)
Net cash provided by financing activities	200,925	8,788	236,164
Effects of exchange rates on cash, cash equivalents and restricted cash	679	(331)	(694)
Cash, cash equivalents and restricted cash at end of period	$173,617	$123,413	$99,565
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for investing activities such as business acquisitions and purchases of property and equipment.
Operating Activities
Operating activities provided $4.9 million of cash in 2020, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash used in operating activities reflected our net loss of $98.8 million and an increase in our net operating assets and liabilities of $3.5 million, offset by $106.7 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts, deferred income taxes and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $24.4 million increase in accounts receivable, a $13.4 million increase in deferred contract acquisition and fulfillment costs, a $8.9 million increase in prepaid expenses and other assets, a $2.4 million decrease in accounts payable and a $0.4 million decrease in other liabilities, which each had a negative impact on operating cash flow. These factors were partially offset by a $37.4 million increase in deferred revenue from sales of our products and services and a $8.6 million increase in accrued expenses, which each had a positive impact on operating cash flow.
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
Investing Activities
Investing activities used $156.3 million of cash in 2020, consisting of $125.8 million of cash paid for the acquisition of DivvyCloud, net of cash acquired of $5.0 million, $13.8 million in capital expenditures to purchase leasehold improvements, furniture and fixtures and computer equipment, $10.6 million for purchases of investments, net of sales and maturities, and $6.1 million for capitalization of internal-use software costs.
Investing activities provided $16.8 million of cash in 2019, consisting of $66.9 million for investment sales and maturities, net of purchases, $29.4 million in capital expenditures to purchase leasehold improvements and furniture and fixtures, primarily related to office space build-outs including our new corporate headquarters and computer equipment, $14.6 million of cash paid for the acquisition of NetFort and $6.1 million for capitalization of internal-use software costs.
Investing activities used $193.7 million of cash in 2018, consisting of $163.1 million for purchases of investments, net of sales and maturities, $14.5 million of cash paid for the acquisition of tCell, $12.8 million in capital expenditures to purchase computer equipment and leasehold improvements and $3.3 million for the capitalization of internal-use software costs.
Financing Activities
Financing activities provided $200.9 million of cash in 2020, which consisted primarily of $222.8 million in proceeds from the issuance of the 2025 Notes, net of issuance costs paid of $7.2 million, $7.8 million in proceeds from the exercise of stock options and $7.1 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP), partially offset by $27.3 million for the purchase of 2025 Capped Calls, $8.9 million in withholding taxes paid for the net share settlement of equity awards, $0.4 million of payments of debt issuance costs and $0.2 million of deferred consideration payments.
Financing activities provided $8.8 million of cash in 2019, which consisted primarily of $10.2 million in proceeds from the exercise of stock options and $5.5 million in proceeds from the issuance of common stock purchased by employees under the ESPP, partially offset by $6.9 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $236.2 million of cash in 2018, which consisted primarily of $223.1 million in net proceeds from the issuance of the 2023 Notes, $30.9 million in net proceeds from a secondary public offering in January 2018, $7.6 million in proceeds from the exercise of stock options and $3.6 million in proceeds from the issuance of common stock purchased by employees under the ESPP, partially offset by $26.9 million for the purchase of 2023 Capped Calls related to the 2023 Notes and $2.1 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
The following table summarizes our commitments to settle contractual obligations as of December 31, 2020:

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
	(in thousands)
Convertible senior notes principal	$—	$230,000	$230,000	$—	$460,000
Convertible senior notes interest	8,050	21,275	2,588	—	31,913
Operating leases	15,035	41,528	34,031	20,480	111,074
Non-cancellable purchase obligations	45,545	92,727	77	—	138,349
Total	$68,630	$385,530	$266,696	$20,480	$741,336
The commitment amounts in the table above are associated with agreements that are enforceable and legally binding. The table does not include obligations under agreements that we can cancel without a significant penalty.
We lease our office facilities under non-cancellable operating leases. As of December 31, 2020, we have leases that expire at various dates through 2030. Certain of our operating leases require real estate taxes, common area maintenance and insurance payments, which are expensed when incurred and not included in the commitments table noted above.
The non-cancellable purchase obligations in the table above include cloud infrastructure services, including with Amazon Web Services (AWS) and software subscriptions.
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
Our significant accounting policies, including those considered to be critical accounting policies are summarized in Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:
•Revenue recognition;
•Deferred contract acquisition and fulfillment costs; and
•Business combinations
Revenue Recognition
We generate revenue primarily from: (1) subscription revenue from the sale of cloud-based subscriptions, managed services and content subscriptions associated with our software licenses, (2) term and perpetual software licenses, (3) maintenance and support associated with the purchase of software licenses and (4) professional services from the sale of our deployment and training services related to our solutions, incident response services, penetration testing and security advisory services.
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
Business Combinations
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. During the years ended December 31, 2020 and 2019, the effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 10, Derivatives and Hedging Activities, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of December 31, 2020, we had cash and cash equivalents of $173.6 million consisting of bank deposits and money market funds and short- and long-term investments of $149.0 million consisting of U.S. Government agencies, commercial paper, corporate bonds, agency bonds and asset-backed securities. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion feature of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but does not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market prices as of December 31, 2020, the fair values of our 2023 Notes and 2025 Notes were $501.8 million and $373.3 million, respectively.
As of December 31, 2020, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rapid7, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).
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
Evaluation of standalone selling prices of revenue performance obligations
As discussed in Note 2 to the consolidated financial statements, the Company recognized products revenue of $382.9 million and professional services revenue of $28.6 million for the year ended December 31, 2020. The Company allocates value to each distinct performance obligation on a relative standalone selling price basis. The Company determines standalone selling price based on pricing objectives, taking into consideration market conditions and other factors, including the geographic locations of customers, negotiated discounts from price lists and selling method.

We identified the evaluation of standalone selling prices for the Company’s products and services as a critical audit matter. Subjective auditor judgment was involved in evaluating the Company’s assumptions regarding market conditions and pricing practices, including historical sales data and discounts from list price, where there was no direct observable data available.
The following are primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls in the Company’s revenue process, including controls over the determination of standalone selling prices, and the assumptions described above. We evaluated the Company’s estimated standalone selling prices, including their compliance with the Company’s accounting policy, by assessing available, relevant external information and comparing the estimated standalone selling prices to internal historical disaggregated sales data, including discounts from list price, by geographic location and selling method. We selected certain customer agreements and read contract source documents to assess the relevance and reliability of the historical sales data used by the Company to estimate standalone selling prices, and tested the mathematical accuracy of the median or average discount from list price for the products and services.
/s/ KPMG LLP
We have served as the Company's auditor since 2013.
Boston, Massachusetts
February 26, 2021

RAPID7, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$173,617	$123,413
Short-term investments	138,839	116,158
Accounts receivable, net of allowance for doubtful accounts of $3,251 and $1,829 at December 31, 2020 and 2019, respectively	111,599	87,927
Deferred contract acquisition and fulfillment costs, current portion	21,536	17,047
Prepaid expenses and other current assets	27,844	20,051
Total current assets	473,435	364,596
Long-term investments	10,124	22,887
Property and equipment, net	53,114	50,670
Operating lease right-of-use assets	67,178	60,984
Deferred contract acquisition and fulfillment costs, non-current portion	43,103	34,213
Goodwill	213,601	97,866
Intangible assets, net	44,296	28,561
Other assets	8,271	5,136
Total assets	$913,122	$664,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,860	$6,836
Accrued expenses	61,677	41,021
Operating lease liabilities, current portion	9,612	7,179
Deferred revenue, current portion	278,585	231,518
Other current liabilities	—	119
Total current liabilities	353,734	286,673
Convertible senior notes, net	378,586	185,200
Operating lease liabilities, non-current portion	75,737	72,294
Deferred revenue, non-current portion	31,365	36,226
Other long-term liabilities	2,164	1,352
Total liabilities	841,586	581,745
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at December 31, 2020 and 2019; 0 shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at December 31, 2020 and 2019; 52,712,084 and 50,397,922 shares issued at December 31, 2020 and 2019, respectively; 52,225,276 and 49,911,114 shares outstanding at December 31, 2020 and 2019, respectively	522	499
Treasury stock, at cost, 486,808 shares at December 31, 2020 and 2019	(4,764)	(4,764)
Additional paid-in-capital	692,603	605,650
Accumulated other comprehensive loss	454	213
Accumulated deficit	(617,279)	(518,430)
Total stockholders’ equity	71,536	83,168
Total liabilities and stockholders’ equity	$913,122	$664,913
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Products	$382,922	$297,897	$210,794
Professional services	28,564	29,050	33,297
Total revenue	411,486	326,947	244,091
Cost of revenue:
Products	96,864	68,179	47,488
Professional services	24,653	22,967	23,595
Total cost of revenue	121,517	91,146	71,083
Total gross profit	289,969	235,801	173,008
Operating expenses:
Research and development	108,568	79,364	67,743
Sales and marketing	195,981	157,722	123,310
General and administrative	59,519	44,710	34,993
Total operating expenses	364,068	281,796	226,046
Loss from operations	(74,099)	(45,995)	(53,038)
Other income (expense), net:
Interest income	1,454	6,014	3,229
Interest expense	(24,137)	(13,389)	(4,934)
Other income (expense), net	(81)	(433)	(336)
Loss before income taxes	(96,863)	(53,803)	(55,079)
Provision for income taxes	1,986	42	466
Net loss	$(98,849)	$(53,845)	$(55,545)
Net loss per share, basic and diluted	$(1.94)	$(1.10)	$(1.20)
Weighted-average common shares outstanding, basic and diluted	51,036,824	48,731,791	46,456,825
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(98,849)	$(53,845)	$(55,545)
Other comprehensive income (loss):
Change in fair value of investments	(170)	244	8
Adjustment for net losses realized and included in net loss	(21)	—	—
Total change in unrealized gains (losses) on investments	(191)	244	8
Change in unrealized gains on cash flow hedges	432	—	—
Total other comprehensive income	241	244	8
Comprehensive loss	$(98,608)	$(53,601)	$(55,537)
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2017	44,054	$441	487	$(4,764)	$463,428	$(39)	$(434,913)	$24,153
Stock-based compensation expense	—	—	—	—	27,593	—	—	27,593
Cumulative-effect adjustment for the adoption of ASC 606	—	—	—	—	—	—	25,873	25,873
Equity component of convertible senior notes, net	—	—	—	—	52,194	—	—	52,194
Purchase of capped calls related to convertible senior notes	—	—	—	—	(26,910)	—	—	(26,910)
Issuance of common stock related to secondary offering	1,500	15	—	—	30,892	—	—	30,907
Issuance of common stock under employee stock purchase plan	219	2	—	—	3,635	—	—	3,637
Vesting of restricted stock units	973	10	—	—	(10)	—	—	—
Forfeiture of restricted stock awards	(3)	—	—	—	—	—	—	—
Shares withheld for employee taxes	(88)	(1)	—	—	(2,196)	—	—	(2,197)
Issuance of common stock upon exercise of stock options	945	9	—	—	7,597	—	—	7,606
Other comprehensive income	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(55,545)	(55,545)
Balance, December 31, 2018	47,600	$476	487	$(4,764)	$556,223	$(31)	$(464,585)	$87,319
Stock-based compensation expense	—	—	—	—	40,664	—	—	40,664
Issuance of common stock under employee stock purchase plan	185	2	—	—	5,519	—	—	5,521
Vesting of restricted stock units	1,292	13	—	—	(13)	—	—	—
Shares withheld for employee taxes	(134)	(2)	—	—	(6,950)	—	—	(6,952)
Issuance of common stock upon exercise of stock options	968	10	—	—	10,207	—	—	10,217
Other comprehensive income	—	—	—	—	—	244	—	244
Net loss	—	—	—	—	—	—	(53,845)	(53,845)
Balance, December 31, 2019	49,911	$499	487	$(4,764)	$605,650	$213	$(518,430)	$83,168
Stock-based compensation expense	—	—	—	—	61,419	—	—	61,419
Issuance of common stock under employee stock purchase plan	233	2	—	—	7,080	—	—	7,082
Vesting of restricted stock units	1,451	15	—	—	(15)	—	—	—
Shares withheld for employee taxes	(154)	(2)	—	—	(8,919)	—	—	(8,921)
Issuance of common stock upon exercise of stock options	784	8	—	—	7,811	—	—	7,819
Equity component of convertible senior notes, net	—	—	—	—	46,832	—	—	46,832
Purchase of capped called related to convertible senior notes	—	—	—	—	(27,255)	—	—	(27,255)
Other comprehensive income	—	—	—	—	—	241	—	241
Net loss	—	—	—	—	—	—	(98,849)	(98,849)
Balance, December 31, 2020	52,225	$522	487	$(4,764)	$692,603	$454	$(617,279)	$71,536
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(98,849)	$(53,845)	$(55,545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,631	16,528	11,097
Amortization of debt discount and issuance costs	17,518	10,513	3,831
Stock-based compensation expense	63,888	40,664	27,593
Provision for doubtful accounts	1,997	2,241	740
Deferred income taxes	737	(645)	(69)
Foreign currency re-measurement loss	263	255	757
Other non-cash items	168	(1,889)	(506)
Changes in assets and liabilities:
Accounts receivable	(24,380)	(14,800)	(1,685)
Deferred contract acquisition and fulfillment costs	(13,379)	(11,306)	(12,790)
Prepaid expenses and other assets	(8,956)	(13,691)	(287)
Accounts payable	(2,394)	92	3,675
Accrued expenses	8,640	4,759	6,018
Deferred revenue	37,428	18,686	22,870
Other liabilities	(425)	1,018	367
Net cash provided by (used in) operating activities	4,887	(1,420)	6,066
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(125,826)	(14,607)	(14,460)
Purchases of property and equipment	(13,802)	(29,428)	(12,813)
Capitalization of internal-use software	(6,130)	(6,087)	(3,265)
Purchases of investments	(177,053)	(148,047)	(233,421)
Sales and maturities of investments	166,524	214,980	70,226
Net cash (used in) provided by investing activities	(156,287)	16,811	(193,733)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs of $7,201 and $6,879 for the years ended December 31, 2020 and 2018, respectively	222,799	—	223,121
Purchase of capped calls related to convertible senior notes	(27,255)	—	(26,910)
Proceeds from follow-on public offering, net of offering costs of $608	—	—	30,907
Deferred business acquisition payment	(150)	—	—
Payment of debt issuance costs	(440)	—	—
Taxes paid related to net share settlement of equity awards	(8,921)	(6,952)	(2,197)
Proceeds from employee stock purchase plan	7,082	5,521	3,637
Proceeds from stock option exercises	7,810	10,219	7,606
Net cash provided by financing activities	200,925	8,788	236,164
Effect of exchange rate changes on cash and cash equivalents	679	(331)	(694)
Net increase in cash and cash equivalents	50,204	23,848	47,803
Cash and cash equivalents, beginning of period	123,413	99,565	51,762
Cash and cash equivalents, end of period	$173,617	$123,413	$99,565
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$5,463	$2,779	$—
Cash paid for income taxes, net of refunds	$312	$400	$188
Non-cash investing activities:
Leasehold improvements acquired through tenant improvement allowance	$—	$14,016	$—
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
(b)Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The management estimates include, but are not limited to the determination of the estimated economic life of perpetual licenses for revenue recognition, the determination of standalone selling prices in revenue transactions with multiple performance obligations, the estimated period of benefit for deferred contract acquisition and fulfillment costs, the useful lives and recoverability of long-lived assets, the valuation of allowance for doubtful accounts, the valuation of stock-based compensation, the fair value of assets acquired and liabilities assumed in business combinations, the incremental borrowing rate for operating leases, the fair value of the debt component of convertible senior notes and the valuation for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results could differ from those estimates.
The COVID-19 pandemic is expected to result in a sustained global slowdown of economic activity that is likely to decrease demand for a broad variety of goods and services, including from our customers. Our operational and financial performance for the year ended December 31, 2020 was negatively impacted by the slowdown in activity associated with the COVID-19 pandemic and we expect that to continue going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
(c)Reclassification
Prior to the fiscal year beginning January 1, 2020, we have presented revenue on our consolidated statement of operations as products, maintenance and support and professional services revenue. For the year ended December 31, 2020, we have combined products and maintenance and support revenue as products revenue on our consolidated statement of operations as our customers continue to migrate from our on-premise products to our Insight Platform. Given this continued migration, we believe it is more relevant to categorize maintenance and support revenue together as products revenue. Prior periods have been adjusted to conform with this presentation.

(d)Revenue Recognition
We generate revenue primarily from: (1) subscription revenue from the sale of cloud-based subscriptions, managed services and content subscriptions associated with our software licenses, (2) term and perpetual software licenses, (3) maintenance and support associated with the purchase of software licenses and (4) professional services from the sale of our deployment and training services related to our solutions, incident response services, penetration testing and security advisory services.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the year ended December 31, 2020, we recognized revenue of $225.7 million that was included in the corresponding contract liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we would record a contract asset. As of December 31, 2020 and 2019, unbilled receivables of $1.2 million and $0.8 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of December 31, 2020 and 2019, we have no contract assets recorded on our consolidated balance sheet.
(e)Cash and Cash Equivalents
We consider all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.
(f)Investments
Our investments consist of commercial paper, corporate bonds, agency bonds, U.S. Government agencies and asset-backed securities. We classify our investments as available-for-sale and record these investments at fair value. When the fair value of an investment declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statements of operations. When the fair value of the investment declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income (loss), and are recognized in our consolidated statement of operations only if we sell or intend to sell the security before recovery of its cost basis. Realized gains and losses are determined based on the specific identification method, and are reflected in our consolidated statements of operations.
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
(g)Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts for any potential uncollectible amounts. We maintain an allowance for doubtful accounts for estimated credit losses resulting from the inability of our customers to make required payments. Management regularly reviews the adequacy of the allowance based upon historical collection experience, the age of the receivable, an evaluation of each customer's expected ability to pay and current and future economic and market conditions. Accounts receivable are charged against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Additions to the allowance for doubtful accounts are recorded in general and administrative expense in the consolidated statement of operations. We do not have any off-balance sheet credit exposure related to our customers. The following table displays the changes in our allowance for doubtful accounts:

Amount
(in thousands)
Balance at December 31, 2017	$1,478
Additions, net of recoveries	740
Less write-offs	(594)
Balance at December 31, 2018	1,624
Additions, net of recoveries	2,241
Less write-offs	(2,036)
Balance at December 31, 2019	1,829
Additions, net of recoveries	1,997
Less write-offs	(575)
Balance at December 31, 2020	$3,251
(h)Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, short-term and long-term investments and derivative financial instruments.
Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.
We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of customers’ financial condition are performed. We maintain reserves for potential credit losses. No single customer, including channel partners, accounted for 10% or more of our total revenues in 2020, 2019 or 2018 or accounts receivable as of December 31, 2020 or 2019.
Our derivative financial instruments expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings.
(i)Deferred Contract Acquisition and Fulfillment Costs
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

(j)Property and Equipment
Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. The following table presents the useful lives of our property and equipment:

Useful Lives
Computer equipment and software	3 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	Shorter of the useful life of the asset or the lease term
Repairs and maintenance costs are expensed as incurred.
(k)Software Development Costs
Software development costs associated with the development of products for sale are recorded to research and development expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for release to customers. To date, the software development costs have not been capitalized as the cost incurred and time between technological feasibility and product release was insignificant. As such, these costs are expensed as incurred and recognized in research and development expenses in our consolidated statements of operations.
Costs related to software developed, acquired or modified for internal use are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These capitalized costs consist of internal compensation related costs and external direct costs. Costs related to software developed for internal use are amortized over an useful life of 3 years. We capitalized $6.1 million, $6.1 million and $3.3 million of costs related to software developed for internal use in the years ended December 31, 2020, 2019 and 2018, respectively.
(l) Leases
We determine whether an arrangement is or contains a lease at inception based on the unique facts and circumstances present. We evaluate the classification of a lease at inception and, as necessary, at modification. Operating leases are recognized on the consolidated balance sheet as right-of-use (ROU) assets, lease liabilities and, if applicable, long-term lease liabilities.
Operating lease ROU assets and liabilities are recognized at the present value of future lease payments at the lease commencement date. The implicit rate within our operating leases are generally not determinable and therefore we use the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using our estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments and initial direct costs, offset by lease incentives. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.
We have elected not to recognize on the balance sheet leases with terms of one year or less. For contracts with lease and non-lease components, we have elected not to allocate the contract consideration and to account for the lease and non-lease components as a single lease component.
(m)Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When such events or changes in circumstances occur, recoverability of these assets is measured by a comparison of the carrying value of the assets to the future net undiscounted cash flows directly associated with the assets. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the assets. For the year ended December 31, 2020, there was no impairment of our long-lived assets.

(n)Business Combinations
We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Determining the fair value of assets and liabilities assumed requires management to make significant estimates and assumptions, especially with respect to intangible assets. While we use our best estimates and assumptions as part of the purchase price allocation to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed any subsequent adjustments are recorded to the consolidated statements of operations. Acquisition-related transaction costs are expensed as incurred.
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
We perform an annual goodwill impairment test on the last day of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. For our goodwill impairment analysis, we operate with a single reporting unit. To test goodwill impairment, we perform a single-step goodwill impairment test to identify potential goodwill impairment. The single-step impairment test begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when the net assets of a reporting unit exceed its fair value. In performing the single step of the goodwill impairment testing and measurement process, we estimated the fair value of our single reporting unit using our market capitalization. Based upon our assessment performed as of December 31, 2020, we concluded the fair value of our single reporting unit exceeded its' carrying value and there was no impairment of goodwill.
(p)Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. We translate all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities using historical exchange rates. Foreign currency denominated expenses are re-measured using the average exchange rates for the period. Foreign currency transaction and re-measurement gains and losses are included in other income (expense), net. In 2020, 2019 and 2018, foreign currency transactional gains (losses) and foreign currency re-measurement gains (losses) were not material.
(q)Derivative and Hedging Activities
As a global business, we are exposed to currency exchange rate risk. Although the majority of our revenue is denominated in U.S. dollars, a portion of our operating expenses are denominated in foreign currencies, making them subject to fluctuations in foreign currency exchange rates. We enter into foreign currency derivative contracts, which we designate as cash flow hedges, to manage the foreign currency exchange risk associated with these expenses.
Derivative financial instruments are recorded at fair value and reported as either an asset or liability on our consolidated balance sheets. Gains or losses related to our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction in our consolidated statement of operations when the underlying hedged transaction is recognized in our consolidated statement of operations. If it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from accumulated other comprehensive income (loss) into the financial statement line item associated with the underlying hedged transaction in our consolidated statement of operations. Derivatives designated as cash flow hedges are classified in our consolidated statements of cash flow in the same manner as the underlying hedged transaction, primarily within cash flow from operating activities.

(r)Stock-Based Compensation
Stock-based compensation expense related to our stock options, restricted stock units (RSUs), performance-based restricted stock units (PSUs) and purchase rights issued under our 2015 Employee Stock Purchase Plan (ESPP) is calculated based on the estimated fair value of the award on the grant date.
The fair values of RSUs and PSUs are based on the value of our common stock on the date of grant. The fair values of stock options and ESPP purchase rights are estimated on the grant date using the Black-Scholes option pricing model which requires management to make a number of assumptions, including the expected life of the option, the volatility of the underlying stock, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of grant. These estimates involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future.
The fair value is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. The actual number of PSUs earned and eligible to vest are determined based on the performance conditions defined when the awards are granted. We recognize share-based compensation expense for the PSUs on a straight-line basis over the requisite service period for each separately vesting portion of the award when it is probable that the performance conditions will be achieved. We reassess the probability of vesting at each reporting period for awards with performance conditions and adjust stock-based compensation cost based on its probability assessment. We recognize forfeitures as they occur and do not estimate a forfeiture rate when calculating the stock-based compensation expense.
(s)Advertising
Advertising costs are expensed as incurred, and are recorded in sales and marketing expense in our consolidated statement of operations. We incurred $16.4 million, $12.8 million and $8.9 million in advertising expense in 2020, 2019 and 2018, respectively.
(t)Income Taxes
Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for differences between the consolidated financial statements carrying amounts of assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards using enacted tax rates expected to apply to taxable income in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
We recognize tax benefits from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Interest and penalties associated with such uncertain tax positions are classified as a component of income tax expense.
(u)Net Loss per Share
We calculate basic net loss per share by dividing our net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, RSUs, PSUs, the impact of our ESPP and the impact of the conversion spread of our convertible senior notes (Notes). Basic and diluted net loss per share was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.
(v)Recent Accounting Pronouncements
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
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which introduced a new methodology for accounting for credit losses on financial instruments. The standard establishes a new forward looking expected loss model that requires entities to estimate current expected credit losses on accounts receivable and other financial instruments by using all practical and relevant information. We adopted this standard in the first quarter of 2020. The impact to our consolidated financial statements as a result of the adoption was not material.
Accounting Pronouncements Not Yet Effective
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit; and simplifies classification of debt on the balance sheet and earnings per share calculation. The standard is effective for us in the first quarter of fiscal 2022 and can be adopted on a full or modified retrospective basis. We plan to adopt this standard in the first quarter of 2021 under the modified retrospective basis. Adopting this guidance will reduce non-cash interest expense, and thereby increase net income, in our consolidated financial statements. Additionally, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method will be required. Application of the “if converted” method may reduce our reported diluted earnings per share.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. The new standard will be effective for us in the first quarter of 2021. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

(3)Revenue from Contracts with Customers
The following table summarizes revenue from contracts with customers for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Subscription revenue	$304,737	$220,589	$137,442
Term and perpetual software licenses	45,959	38,931	28,200
Maintenance and support	31,567	36,778	42,223
Professional services	28,564	29,050	33,297
Other	659	1,599	2,929
Total revenue	$411,486	$326,947	$244,091
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our product or service for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
United States	$329,753	$264,852	$199,852
All other	81,733	62,095	44,239
Total revenue	$411,486	$326,947	$244,091
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2020. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscription revenue	$242,115	$64,433
Term and perpetual software licenses	33,041	12,851
Maintenance and support	18,011	4,222
The amounts presented in the table above primarily consist of fixed fees which are typically recognized ratably as the performance obligation is satisfied.
As of December 31, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied associated with professional services was $15.3 million. We will recognize this revenue as the professional services are completed, which is expected to occur within the next 12 months or less.
(4)Business Combinations
DivvyCloud Corporation
On May 1, 2020, we acquired Divvy Cloud Corporation (DivvyCloud), a Cloud Security Posture Management (CSPM) company, for a purchase price with an aggregate fair value of $137.8 million. The purchase consideration consisted of $130.8 million in cash paid at closing, $7.4 million in deferred cash payments and $0.1 million in working capital and other purchase price adjustments. The deferred cash payments will be held by us to satisfy indemnification obligations and certain post-closing purchase price adjustments. The deferred cash payments for post-closing purchase price adjustments was payable three months from the acquisition date in the amount of $0.2 million and the remaining $7.2 million is payable on the fifteenth month anniversary of the acquisition date. We have determined the fair value of the deferred cash payments was $6.9 million as of the acquisition date. During the third quarter of 2020, we made a $0.2 million payment for the first deferred cash payment and final working capital and other purchase price adjustments.

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
In the year ended December 31, 2020, we recorded $1.1 million of acquisition-related costs in general and administrative expense.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$130,865
Deferred cash consideration	6,917
Fair value of total consideration transferred	$137,782

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	5,039
Operating lease right-of-use assets	3,320
Other assets	2,206
Deferred revenue	(4,779)
Operating lease liabilities	(3,297)
Other liabilities	(1,642)
Intangible assets	21,200
Total identifiable net assets assumed	22,047
Goodwill	115,735
Net purchase price	$137,782
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

Our revenue and net loss attributable to the DivvyCloud business for the year ended December 31, 2020 was $6.3 million and $18.5 million, respectively.
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

	Year Ended December 31,
	2020	2019
	(in thousands)
Revenue	$416,999	$332,392
Net loss	$(102,766)	$(78,258)
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
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair value of net assets acquired, goodwill and intangible assets were $0.9 million, $5.3 million and $9.2 million, respectively. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible asset were not deductible for tax purposes.

(5)Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. Government agencies	$83,596	$3	$(12)	$83,587
Corporate bonds	24,162	31	(1)	24,192
Commercial paper	34,766	—	—	34,766
Agency bonds	3,998	1	—	3,999
Asset-backed securities	2,419	—	—	2,419
Total	$148,941	$35	$(13)	$148,963

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. Government agencies	$36,880	$99	$—	$36,979
Commercial paper	19,965	1	—	19,966
Corporate bonds	60,803	77	(2)	60,878
Agency bonds	12,198	44	—	12,242
Asset-backed securities	8,986	1	(7)	8,980
Total	$138,832	$222	$(9)	$139,045
As of December 31, 2020 and 2019, our available-for-sale investments had maturities ranging from 1 to 16 months and from 3 months to 2 years, respectively.
For all of our investments for which the amortized cost basis was greater than the fair value at December 31, 2020 and 2019, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
(6)Fair Value Measurements
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
The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$152,570	$—	$—	$152,570
U.S. Government agencies	83,587	—	—	83,587
Commercial paper	—	34,766	—	34,766
Corporate bonds	—	24,192	—	24,192
Agency bonds	—	3,999	—	3,999
Asset-backed securities	—	2,419	—	2,419
Foreign currency forward contracts designated as cash flow hedges	—	432	—	432
Total assets	$236,157	$65,808	$—	$301,965

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$106,781	$—	$—	$106,781
Corporate bonds	—	60,878	—	60,878
U.S. Government agencies	36,979	—	—	36,979
Commercial paper	—	19,966	—	19,966
Agency bonds	—	12,242	—	12,242
Asset-backed securities	—	8,980	—	8,980
Total assets	$143,760	$102,066	$—	$245,826
As of December 31, 2020, the fair value of our 1.25% and 2.25% convertible senior notes due 2023 and 2025, respectively, as further described in Note 11, Debt, was $501.8 million and $373.3 million, respectively, based upon quoted market prices. We consider the fair value of the notes to be a Level 2 measurement due to limited trading activity of the notes. We had no financial liabilities measured and recorded at fair value on a recurring basis as of December 31, 2020 and 2019.
(7)    Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of December 31,
	2020	2019
	(in thousands)
Computer equipment and software	$13,438	$13,106
Furniture and fixtures	9,655	7,522
Leasehold improvements	50,336	44,050
Total	73,429	64,678
Less accumulated depreciation	(20,315)	(14,008)
Property and equipment, net	$53,114	$50,670
In 2020, we disposed of $3.6 million, $0.7 million and $0.4 million of computer equipment and software, leasehold improvements and furniture and fixtures, respectively, of fully depreciated assets which were no longer in use.

We recorded depreciation expense of $11.0 million, $9.0 million and $6.5 million in 2020, 2019 and 2018, respectively.
(8)Goodwill and Intangible Assets
Goodwill was $213.6 million and $97.9 million as of December 31, 2020 and 2019, respectively. There were no goodwill impairment charges in 2020, 2019 or 2018. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2018	$88,420
NetFort acquisition	9,446
Balance at December 31, 2019	$97,866
DivvyCloud acquisition	115,735
Balance at December 31, 2020	$213,601
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

	Weighted- Average Estimated Useful Life (years)	As of December 31, 2020			As of December 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.6	$54,455	$(24,780)	$29,675	$35,855	$(16,080)	$19,775
Customer relationships	6.3	2,700	(958)	1,742	1,000	(641)	359
Trade names	5.4	1,419	(639)	780	519	(519)	—
Non-compete agreements	2.0	40	(40)	—	40	(40)	—
Total acquired intangible assets	3.0	58,614	(26,417)	32,197	37,414	(17,280)	20,134
Internal-use software		16,002	(3,903)	12,099	9,873	(1,446)	8,427
Total intangible assets		$74,616	$(30,320)	$44,296	$47,287	$(18,726)	$28,561
Intangible assets are expensed on a straight-line basis over the useful life of the asset. We recorded amortization expense of $11.6 million, $7.5 million and $4.6 million in 2020, 2019 and 2018, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of December 31, 2020 is as follows (in thousands):

2021	$13,039
2022	10,168
2023	7,283
2024	3,868
2025	3,443
2026 and thereafter	1,128
Total	$38,929
The table above excludes the impact of $5.4 million of capitalized internal-use software costs for projects that have not been completed as of December 31, 2020, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.

(9)    Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Beginning balance	$51,260	$39,955
Capitalization of contract acquisition and fulfillment costs	33,525	26,109
Amortization of deferred contract acquisition and fulfillment costs	(20,146)	(14,804)
Ending balance	$64,639	$51,260

(10)    Derivatives and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of twelve months or less, and as of December 31, 2020, outstanding forward contracts had a total notional value of $12.5 million. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the year ended December 31, 2020, all cash flow hedges were considered effective.
The fair values of outstanding derivative instruments were as follows (in thousands):

	Consolidated Balance Sheet Location	As of December 31, 2020
Derivative assets:
Foreign currency forward contracts designated as cash flow hedges	Prepaid expenses and other current assets	$432
Total derivative assets		$432
During the year ended December 31, 2020, amounts reclassified from accumulated other comprehensive income (loss) on our consolidated balance sheet to the financial statement line item associated with the underlying hedged transaction on our consolidated statement of operations for our cash flow hedges were not material.
(11)Debt
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
During the three months ended December 31, 2020, the conversion feature of the 2023 Notes was triggered as the last reported price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the 2023 Notes are currently convertible, in whole or in part, at the option of the holders from January 1, 2021 through March 31, 2021. Whether the 2023 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. We had not received any conversion notices through the issuance date of our consolidated financial statements. Since we may elect to repay the 2023 Notes in cash, shares of our common stock, or a combination of both, we have continued to classify the 2023 Notes as long-term debt on our consolidated balance sheet as of December 31, 2020. As of December 31, 2020, the 2025 Notes are not convertible at the option of the holder.
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
Accounting for the 2023 Notes and the 2025 Notes
In accounting for the transactions, the 2023 Notes and the 2025 Notes have been separated into liability and equity components. The initial carrying amounts of the liability components were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The initial carrying amounts of the equity components representing the option to convert the Notes was $53.8 million and $48.3 million for the 2023 Notes and the 2025 Notes, respectively, and were determined by deducting the fair values of the liability components from the par value of the 2023 Notes and 2025 Notes. The equity components were recorded as an increase to additional paid-in capital and are not remeasured as long as they continue to meet the conditions for equity classification. The excess of the principal amount of the 2023 Notes and the 2025 Notes over their respective carrying amount of the liability component, or debt discount, are amortized to interest expense using the effective interest method over the contractual terms of the respective Notes.
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
The effective interest rates for the 2023 Notes and the 2025 Notes were 7.36% and 7.85%, respectively.
The net carrying amount of the liability components of the 2023 Notes and the 2025 Notes were as follows (in thousands):

	As of December 31, 2020			As of December 31, 2019
	2023 Notes	2025 Notes	Total	2023 Notes
Principal	$230,000	$230,000	$460,000	$230,000
Unamortized debt discount	(30,425)	(42,930)	(73,355)	(40,768)
Unamortized issuance costs	(3,009)	(5,050)	(8,059)	(4,032)
Net carrying amount	$196,566	$182,020	$378,586	$185,200
The net carrying amount of the equity component as of December 31, 2020 and 2019 (for the 2023 Notes only) was as follows (in thousands):

	2023 Notes	2025 Notes	Total
Debt discount for conversion option	$53,820	$48,346	$102,166
Issuance costs	(1,626)	(1,514)	(3,140)
Net carrying amount	$52,194	$46,832	$99,026
Interest expense related to the 2023 Notes and the 2025 Notes was as follows (in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	2023 Notes	2025 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$2,875	$3,450	$6,325	$2,875	$—	$2,875
Amortization of debt discount	10,342	5,417	15,759	9,567	—	9,567
Amortization of issuance costs	1,023	637	1,660	946	—	946
Total interest expense	$14,240	$9,504	$23,744	$13,388	$—	$13,388
The future payments of the principal and contractual interest related to the Notes as of December 31, 2020 are as follows (in thousands):

	Principal	Interest	Total
2021	$—	$8,050	$8,050
2022	—	8,050	8,050
2023	230,000	8,050	238,050
2024	—	5,175	5,175
2025	230,000	2,588	232,588
Total	$460,000	$31,913	$491,913
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
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (LIBOR) rate (subject to a 1.00% floor), plus an applicable margin equal to 2.50% per annum or the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum. As of December 31, 2020, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of December 31, 2020, we had a total of $8.1 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.
(12)Leases
Our leases primarily relate to office facilities that have remaining terms of up to 9.9 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within the next 6.7 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Operating lease costs	$14,881	$11,299
Short-term lease costs	1,033	1,140
Variable lease costs	4,870	3,388
Total lease costs	$20,784	$15,827

Supplemental balance sheet information related to the operating leases was as follows:

	As of December 31,
	2020	2019
	(in thousands, except lease term and discount rate)
Operating ROU assets	$67,178	$60,984

Operating lease liabilities, current portion	$9,612	$7,179
Operating lease liabilities, non-current portion	75,737	72,294
Total operating lease liabilities	$85,349	$79,473

Weighted average remaining lease terms (in years) - operating leases	7.9	8.7
Weighted average discount rate - operating leases	7.7%	7.6%
Supplemental cash flow information related to leases was as follows:

	As of December 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$16,159	$11,720
ROU assets obtained in exchange for new lease obligations	$15,838	$65,873
Maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

2021	$15,035
2022	13,887
2023	14,177
2024	13,464
2025	12,552
Thereafter	41,958
Total lease payments	$111,073
Less: imputed interest	(25,724)
Total	$85,349

(13)    Stock-Based Compensation
(a)    General
In connection with our IPO, our board of directors resolved not to make future grants under our 2011 Stock Option and Grant Plan (the 2011 Plan). The 2011 Plan will continue to govern outstanding awards granted thereunder. The 2011 Plan provided for the grant of qualified incentive stock options and nonqualified stock options or other awards such as restricted stock awards (RSAs) to our employees, officers, directors and outside consultants.
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
In February 2020, March 2019, March 2018, March 2017 and March 2016, we registered the increase in the number of shares authorized to be issued under the 2015 Plan by 1,996,444, 1,904,017 1,762,149, 1,702,187 and 1,661,616 shares, respectively, which represents the amount automatically added pursuant to the annual evergreen provision contained therein. As of December 31, 2020, the shares of common stock authorized to be issued under the 2015 Plan totaled 15,788,542 and there were 2,305,220 shares of common stock available for grant.
We recognize stock-based compensation expense for all awards on a straight-line basis over the applicable vesting period, which is generally four years.
Stock-based compensation expense for restricted stock, restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock options and purchase rights issued under our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$4,298	$2,580	$1,692
Research and development	24,423	15,670	10,822
Sales and marketing	16,826	11,883	7,569
General and administrative	18,341	10,531	7,510
Total stock-based compensation expense	$63,888	$40,664	$27,593
In the first quarter of 2020, our Compensation Committee adopted and approved the performance goals, targets and payout formulas for 2020 under our bonus plans, including permitting our executive officers and other employees the opportunity to receive payment of their earned bonuses for fiscal year 2020 in the form of common stock (in lieu of cash). For the year ended December 31, 2020, we recognized stock-based compensation expense related to such bonuses in the amount of $2.5 million, based on the performance attainment of the pre-established corporate financial objectives as of December 31, 2020. For all employees, including executive officers, who elected to receive their 2020 bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of 2021 pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards shall be determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
Restricted stock, restricted stock unit and performance-based restricted stock unit activity during 2020, 2019 and 2018 was as follows:

	Restricted Stock		RSUs and PSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2017	210,083	$18.00	1,988,509	$14.77
Granted	—	—	2,099,394	25.19
Vested	(187,706)	18.80	(973,443)	17.41
Forfeited	(700)	23.01	(340,687)	18.96
Unvested balance as of December 31, 2018	21,677	10.88	2,773,773	21.21
Granted	—	—	1,740,299	43.34
Vested	(21,677)	10.88	(1,291,932)	24.42
Forfeited	—	—	(285,216)	26.14
Unvested balance as of December 31, 2019	—	—	2,936,924	32.43
Granted	—	—	1,725,531	57.57
Vested	—	—	(1,451,618)	33.66
Forfeited	—	—	(268,923)	40.56
Unvested balance as of December 31, 2020	—	$—	2,941,914	$45.86
As of December 31, 2020, the unrecognized compensation cost related to shares of unvested RSUs and PSUs expected to vest was $121.9 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.3 years.
(c)Stock Options
The following table summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,684,954	$9.68
Granted	107,850	24.44
Exercised	(944,658)	8.05		$19,982
Forfeited/cancelled	(134,967)	15.20
Outstanding as of December 31, 2018	3,713,179	10.32
Granted	—	—
Exercised	(968,057)	10.55		$39,526
Forfeited/cancelled	(9,730)	13.53
Outstanding as of December 31, 2019	2,735,392	10.10
Granted	—	—
Exercised	(783,645)	9.98		$39,095
Forfeited/cancelled	(18,734)	17.87
Outstanding as of December 31, 2020	1,933,013	$10.07	4.05	$154,816
Vested and exercisable as of December 31, 2020	1,844,721	$9.75	3.94	$148,339
As of December 31, 2020, the unrecognized compensation cost related to our unvested stock options expected to vest was $0.5 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 0.5 years.
The total fair value of stock options vested in 2020, 2019 and 2018 was $2.2 million, $3.7 million and $5.1 million, respectively. The weighted-average grant date fair value per share of stock options granted in 2018 was $11.86 per share.

(d)Employee Stock Purchase Plan
On July 17, 2015, we filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 800,000 shares of our common stock reserved under our 2015 Employee Stock Purchase Plan (ESPP). In February 2020, February 2019, March 2018, March 2017 and March 2016, we increased the number of shares to be authorized under the ESPP by 499,111, 476,004, 440,537, 425,547 and 415,404 shares, respectively, which represents the amount automatically added pursuant to the annual evergreen provision of the ESPP. As of December 31, 2020, the shares of common stock authorized to be issued under the ESPP totaled 3,056,603 and there were 1,824,947 shares of common stock available for grant.
Under the ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common shares at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.
The fair value of shares issued under our ESPP are estimated on the grant date using the Black-Scholes option pricing model. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The expected volatility is based on the historical volatilities of our own common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon securities with maturities consistent with the estimated expected term. We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future.
The following table reflects the assumptions used in the Black-Scholes option pricing model to calculate the expense related to the ESPP:

	Year Ended December 31,
	2020	2019	2018
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	47 - 53%	44 - 55%	37%
Risk-free interest rate	0.1 – 0.3%	1.9 – 2.5%	2.0 – 2.6%
Expected dividend yield	—	—	—
Grant date fair value per share	$9.63 – 22.30	$14.17 –17.94	$6.62 – 10.95
On March 15, 2018, we issued 123,607 shares of common stock to employees, with purchase prices of $12.96 and $14.78 per share, for aggregate proceeds of $1.6 million.
On September 14, 2018, we issued 96,108 shares of common stock to employees, with purchase prices of $21.96 and $14.78 per share, for aggregate proceeds of $2.0 million.
On March 15, 2019, we issued 110,822 shares of common stock to employees, with purchase prices of $30.46 and $21.96 per share, for aggregate proceeds of $2.6 million.
On September 13, 2019, we issued 74,221 shares of common stock to employees, with purchase prices of $30.46 and $42.22 per share, for aggregate proceeds of $2.9 million.
On March 15, 2020, we issued 101,806 shares of common stock to employees, with a purchase price of $32.87 per share, for aggregate proceeds of $3.3 million.
On September 15, 2020, we issued 131,585 shares of common stock to employees, with a purchase price of the shares was $28.39 per share, for aggregate proceeds of $3.7 million.
(14)    Income Taxes
Loss before income taxes included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
United States	$(72,846)	$(41,111)	$(39,754)
Foreign	(24,017)	(12,692)	(15,325)
Loss before income taxes	$(96,863)	$(53,803)	$(55,079)

Income tax expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current:
Federal	$8	$260	$124
State and local	122	109	126
Foreign	1,149	255	228
Total current tax expense	1,279	624	478
Deferred:
Federal	9	9	(285)
State and local	2	2	16
Foreign	696	(593)	257
Total deferred tax expense (benefit)	707	(582)	(12)
Income tax expense	$1,986	$42	$466
The reconciliation of the federal statutory rate of 21% to the effective income tax rate for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.1)	(0.2)	(0.2)
Permanent differences	(4.0)	(2.8)	0.2
Stock-based compensation	12.1	22.3	9.3
Federal research and development credit	1.1	1.3	1.2
Foreign rate differential	(1.4)	(1.4)	(1.1)
Change in valuation allowance	(30.0)	(41.0)	(32.8)
Other	(0.8)	0.7	1.5
Effective income tax rate	(2.1)%	(0.1)%	(0.9)%

Net deferred tax assets and liabilities, as set forth in the table below, reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Accruals and reserves	$1,272	$323
Net operating loss carryforwards	117,478	85,969
Deferred revenue	7,951	14,401
Depreciation	3,330	2,335
Research and development credits	6,201	4,665
Operating lease liabilities	20,967	19,657
Stock-based compensation	4,755	3,806
Tax credits	1,148	1,181
Other	2,105	61
Gross deferred tax assets	165,207	132,398
Valuation allowance	(110,350)	(94,581)
Total deferred tax assets	54,857	37,817
Deferred tax liabilities:
Intangible assets	(5,717)	(2,249)
Operating lease ROU assets	(16,233)	(14,792)
Convertible senior notes	(17,961)	(9,959)
Deferred contract acquisition and fulfillment costs	(15,908)	(11,565)
Other	(543)	(20)
Total deferred tax liabilities	(56,362)	(38,585)
Net deferred tax liabilities	$(1,505)	$(768)
As of December 31, 2020, we have evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realized, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our history of generating losses in the United States, the United Kingdom and Ireland, we continue to record a full valuation allowance against our deferred tax assets in these jurisdictions. If we achieve future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes.
The valuation allowance increased by $15.8 million for the year ended December 31, 2020, primarily due to additional operating losses generated during the year.
We plan to permanently reinvest the undistributed earnings of our foreign subsidiaries. If we repatriate these earnings, we may be required to pay U.S. state and local taxes, as well as foreign withholding taxes.
As of December 31, 2020, we had federal and state net operating loss carryforwards of $376.7 million and $290.2 million, respectively. Of our federal net operating losses, $257.2 million will carry forward indefinitely. The remaining federal and state net operating loss carryforwards expire at various dates beginning in 2021. As of December 31, 2020, we had foreign net operating loss carryforwards of $157.8 million that can be carried forward indefinitely. We also had federal, state and international research and development credit carryforwards of $4.0 million, $1.9 million and $0.3 million as of December 31, 2020, respectively. These credit carryforwards expire at various dates beginning in 2023.
We are currently subject to the annual limitation under Sections 382 and 383 of the Internal Revenue Code. We will not be precluded from realizing the net operating loss carryforwards and tax credits but may be limited in the amount we could utilize in any given tax year in the event that the federal and state taxable income exceeds the limitation imposed by Section 382. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.
We file income tax returns in all jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal, state, and foreign tax authorities, where applicable. The statute of limitations for these jurisdictions is generally three to seven years. However, to the extent we utilize net operating losses or other similar carryforward attributes such as credits, the statute remains open to the extent of the net operating losses or credits that are utilized. We have no tax returns under examination as of December 31, 2020. As of December 31, 2020 and 2019, we had no reserves for unrecognized tax benefits.
(15)Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except share and per share data)
Numerator:
Net loss	$(98,849)	$(53,845)	$(55,545)
Denominator:
Weighted-average common shares outstanding, basic and diluted	51,036,824	48,731,791	46,456,825
Net loss per share, basic and diluted	$(1.94)	$(1.10)	$(1.20)
The shares underlying the conversion options in the 2023 Notes and the 2025 Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive. Based on the initial conversion prices, the entire outstanding principal amount of the 2023 Notes and the 2025 Notes as of December 31, 2020 would have been convertible into approximately 5.5 million and 3.8 million shares, respectively. We expect to settle the principal amount of the 2023 Notes and the 2025 Notes in cash. As a result, only the amount by which the conversion value exceeds the aggregate principal amount of the 2023 Notes and the 2025 Notes is considered in the diluted earnings per share computation under the treasury stock method. The conversion spread has a dilutive impact on diluted net income per share when the average market price of our common stock for a given period of time exceeds the initial conversion prices of $41.59 per share for the 2023 Notes and $61.02 per share for the 2025 Notes. In connection with the issuance of the 2023 Notes and the 2025 Notes, we entered into 2023 Capped Calls and 2025 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
During the three months ended December 31, 2020, the conversion feature of the 2023 Notes was triggered as the last reported price of our common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the Notes are currently convertible, in whole or in part, at the option of the holders. We had not received any conversion notices through the issuance date of our audited consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below.
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	1,933,013	2,705,458	3,713,179
Unvested restricted stock	—	—	21,677
Unvested restricted stock units	2,941,914	2,936,924	2,773,773
Shares to be issued under ESPP	101,658	53,167	74,634
Convertible senior notes	9,299,432	5,530,176	5,530,176
Total	14,276,017	11,225,725	12,113,439

(16)Commitments and Contingencies
(a)    Purchase Obligations
As of December 31, 2020, we have non-cancellable firm purchase commitments relating to cloud infrastructure services, including with Amazon Web Services (AWS), and software subscriptions.

The following table presents details of the future non-cancellable purchase commitments under these agreements as of December 31, 2020 (in thousands):

2021	$45,545
2022	42,017
2023	50,649
2024	61
2025	77
Total	$138,349

(b)Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.
(c)Litigation and Claims
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
(d)Indemnification Obligations
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
(17)Employee Benefit Plan
In December 2008, we established a discretionary 401(k) plan in which all full-time U.S. employees above the age 18 are eligible to participate after they have been employed for us for 90 days following the applicable date of hire. Matching contributions to the 401(k) plan can be made at our discretion. In 2020, 2019 and 2018, we made discretionary contributions of $2.9 million, $2.8 million and $2.0 million, respectively, to the plan.
(18)Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.

Net revenues by geographic area presented based upon the location of the customer are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
United States	$329,753	$264,852	$199,852
Other	81,733	62,095	44,239
Total	$411,486	$326,947	$244,091
Property and equipment, net by geographic area as of December 31, 2020 and 2019 is presented in the table below:

	As of December 31,
	2020	2019
	(in thousands)
United States	$40,101	$42,570
Other	13,013	8,100
Total	$53,114	$50,670

(19)Subsequent Event
On January 28, 2021, we acquired Alcide.IO Ltd., a leading provider of Kubernetes security for a total purchase price of approximately $50 million in cash, subject to certain adjustments.
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

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands, unaudited)
Consolidated Statements of Operations Data:
Revenue:
Products	$104,384	$98,559	$92,430	$87,549	$82,997	$76,476	$72,579	$65,845
Professional services	8,775	6,516	6,482	6,791	8,651	6,679	6,380	7,340
Total revenue	113,159	105,075	98,912	94,340	91,648	83,155	78,959	73,185
Cost of revenue:
Products	27,295	25,196	23,118	21,256	19,470	17,703	16,637	14,369
Professional services	6,399	5,832	5,963	6,458	5,892	5,927	5,544	5,604
Total cost of revenue	33,694	31,028	29,081	27,714	25,362	23,630	22,181	19,973
Operating expenses:
Research and development	29,737	28,509	26,120	24,202	21,719	20,154	19,626	17,865
Sales and marketing	54,429	48,448	44,959	48,145	44,508	39,904	38,172	35,138
General and administrative	15,930	15,006	14,484	14,099	12,374	11,223	11,160	9,953
Total operating expense	100,096	91,963	85,563	86,446	78,601	71,281	68,958	62,956
Loss from operations	(20,631)	(17,916)	(15,732)	(19,820)	(12,315)	(11,756)	(12,180)	(9,744)
Interest income	111	87	208	1,048	1,253	1,448	1,582	1,731
Interest expense	(7,429)	(7,328)	(5,917)	(3,462)	(3,449)	(3,399)	(3,312)	(3,229)
Other income (expense), net	12	143	210	(447)	294	(492)	(29)	(206)
Loss before income taxes	(27,937)	(25,014)	(21,231)	(22,681)	(14,217)	(14,199)	(13,939)	(11,448)
Provision for (benefit from) income taxes	981	527	235	243	129	207	(519)	225
Net loss	$(28,918)	$(25,541)	$(21,466)	$(22,924)	$(14,346)	$(14,406)	$(13,420)	$(11,673)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2020, our internal control over financial reporting was effective.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

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

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc., as of June 3, 2020.
3.2(2)	Amended and Restated Bylaws of Rapid7, Inc., as of June 3, 2020.
4.1(3)	Form of common stock certificate of Rapid7, Inc.
4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Rapid7, Inc. and certain of its stockholders, dated December 9, 2014.
4.3(5)	Amendment No. 1 to Investors’ Rights Agreement, dated October 13, 2015.
4.4(6)	Indenture, dated as of August 13, 2018, between Rapid7 Inc. and U.S. Bank National Association, as trustee.
4.5	Form of 1.25% Convertible Senior Notes due 2023 (included in Exhibit 4.4).
4.6*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.7 (7)	Indenture, dated as of May 1, 2020, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee.
4.8	Form of Global Note, representing Rapid7, Inc.’s 2.25% Convertible Senior Notes due 2025 (included in Exhibit 4.7).
10.1(8)	Form of Confirmation for Capped Call Transactions.
10.2(9)	Purchase Agreement, dated April 28, 2020, by and between Rapid7, Inc. and Barclays Capital Inc.
10.3(10)	Form of Confirmation for Capped Call Transactions.
10.4(11)	Credit and Security Agreement, dated as of April 23, 2020, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto.
10.5(12)	Merger Agreement, dated as of April 24, 2020, by and between Rapid7, Inc., Rapid7 LLC, Stratus Acquisition, Inc., Divvy Cloud Corporation and Fortis Advisors LLC.
10.6(13)	First Amendment Agreement, dated as of May 29, 2020, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto.
10.7+(14)	2011 Stock Option and Grant Plan and Forms of Stock Option Agreement, Stock Option Exercise Notice and Restricted Stock Agreement thereunder.
10.8+(15)	Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.9+(16)	Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Agreement under the Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.10+(17)	Rapid7, Inc. 2015 Employee Stock Purchase Plan.
10.11+(18)	Form of Indemnification Agreement by and between Rapid7, Inc. and each of its directors and executive officers.
10.12(19)	Lease dated November 16, 2017 between Podium Developer LLC and Rapid7, Inc.
10.13(20)	Lease dated July 19, 2019 between Office Tower Developer LLC and Rapid7, Inc.
10.14 (21)	First Amendment to Lease, dated as of September 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc.
10.15*	Second Amendment to Lease, dated as of November 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc.
10.16*	Third Amendment to Lease, dated as of February 5, 2021 by and between Office Tower Developer LLC and Rapid7, Inc.
10.17+(22)	Rapid7, Inc. Executive Incentive Bonus Plan.
10.18+(23)	Employment Agreement, dated as of January 3, 2013, by and between Rapid7, Inc. and Corey Thomas.
10.19+(24)	Amendment to Employment Agreement, dated as of April 4, 2016, by and between Rapid7, Inc. and Corey Thomas.
10.20+(25)	Second Amendment to Employment Agreement, dated as of March 24, 2017, by and between Rapid7, Inc. and Corey Thomas.
10.21+(26)	Employment Agreement, dated as of November 28, 2016, by and between Rapid7, Inc. and Jeffrey Kalowski.
10.22+(27)	Offer Letter Agreement, dated as of October 3, 2016, by and between Rapid7, Inc. and Andrew Burton.
10.23+(28)	Severance and Equity Award Vesting Acceleration Letter, dated as of March 28, 2017, by and between Rapid7, Inc. and Andrew Burton.
10.24+(29)	Form of Severance and Equity Award Vesting Acceleration Letter.

Exhibit Number	Description

21.1*	List of subsidiaries of Rapid7, Inc.
23.1*	Consent of KPMG, LLP.
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(1)Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 10, 2020, and incorporated herein by reference.
(2)Previously filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 10, 2020, and incorporated herein by reference.
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
(7)Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on May 4, 2020, and incorporated herein by reference, and included as Exhibit A to the Indenture filed as Exhibit 4.7 hereto).
(8)Previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (file No. 001-37496), filed with the Securities and Exchange Commission on August 13, 2018, and incorporated herein by reference.
(9)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on May 4, 2020, and incorporated herein by reference.
(10) Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on May 4, 2020, and incorporated herein by reference.
(11)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 28, 2020, and incorporated herein by reference.
(12)Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 28, 2020, and incorporated herein by reference.
(13)Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 10, 2020, and incorporated herein by reference.
(14)Previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.
(15)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 13, 2015, and incorporated herein by reference.

(16)Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
(17)Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
(18)Previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 10, 2016, and incorporated herein by reference.
(19)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on November 16, 2017, and incorporated herein by reference.
(20)Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File no. 001-37496), filed with the Securities and Exchange Commission on July 25, 2019, and incorporated herein by reference.
(21)Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on November 5, 2020, and incorporated herein by reference.
(22)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on February 2, 2017, and incorporated herein by reference.
(23)Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1(File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.
(24)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016, and incorporated herein by reference.
(25)Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
(26)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on November 28, 2016, and incorporated herein by reference.
(27)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 4, 2016, and incorporated herein by reference.
(28)Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
(29)Previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 8, 2018, and incorporated herein by reference.

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

RAPID7, INC.

Date: February 26, 2021	By:	/s/ Corey E. Thomas
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

Name	Title	Date
/s/ Corey E. Thomas	Chief Executive Officer and Director	February 26, 2021
Corey E. Thomas	(Principal Executive Officer)

/s/ Jeff Kalowski	Chief Financial Officer	February 26, 2021
Jeff Kalowski	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Berry	Director	February 26, 2021
Michael Berry

/s/ Marc Brown	Director	February 26, 2021
Marc Brown

/s/ Judy Bruner	Director	February 26, 2021
Judy Bruner

/s/ Benjamin Holzman	Director	February 26, 2021
Benjamin Holzman

/s/ Christina Kosmowski	Director	February 26, 2021
Christina Kosmowski

/s/ J. Benjamin Nye	Director	February 26, 2021
J. Benjamin Nye

/s/ Thomas Schodorf	Director	February 26, 2021
Thomas Schodorf

/s/ Reeny Sondhi	Director	February 26, 2021
Reeny Sondhi