Form 10-Q
period 2021-03-31
Rapid7, Inc.
filed 2021-05-07
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 30, 2021, there were 55,129,962 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$503,804	$173,617
Short-term investments	101,996	138,839
Accounts receivable, net of allowance for doubtful accounts of $2,869 and $3,251 at March 31, 2021 and December 31, 2020, respectively	76,714	111,599
Deferred contract acquisition and fulfillment costs, current portion	22,598	21,536
Prepaid expenses and other current assets	28,943	27,844
Total current assets	734,055	473,435
Long-term investments	11,133	10,124
Property and equipment, net	51,141	53,114
Operating lease right-of-use assets	64,965	67,178
Deferred contract acquisition and fulfillment costs, non-current portion	43,997	43,103
Goodwill	253,324	213,601
Intangible assets, net	52,708	44,296
Other assets	11,370	8,271
Total assets	$1,222,693	$913,122
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,296	$3,860
Accrued expenses	47,806	61,677
Operating lease liabilities, current portion	9,261	9,612
Deferred revenue, current portion	282,245	278,585
Other current liabilities	127	—
Total current liabilities	343,735	353,734
Convertible senior notes, net	855,709	378,586
Operating lease liabilities, non-current portion	73,466	75,737
Deferred revenue, non-current portion	28,833	31,365
Other long-term liabilities	2,175	2,164
Total liabilities	1,303,918	841,586
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; 0 shares issued at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; 55,578,120 and 52,712,084 shares issued at March 31, 2021 and December 31, 2020, respectively; 55,091,312 and 52,225,276 shares outstanding at March 31, 2021 and December 31, 2020, respectively	551	522
Treasury stock, at cost, 486,808 shares at March 31, 2021 and December 31, 2020	(4,764)	(4,764)
Additional paid-in-capital	542,415	692,603
Accumulated other comprehensive loss	112	454
Accumulated deficit	(619,539)	(617,279)
Total stockholders’ equity (deficit)	(81,225)	71,536
Total liabilities and stockholders’ equity (deficit)	$1,222,693	$913,122
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Products	$109,285	$87,549
Professional services	8,166	6,791
Total revenue	117,451	94,340
Cost of revenue:
Products	29,650	21,256
Professional services	6,639	6,458
Total cost of revenue	36,289	27,714
Total gross profit	81,162	66,626
Operating expenses:
Research and development	33,080	24,202
Sales and marketing	54,978	48,145
General and administrative	16,220	14,099
Total operating expenses	104,278	86,446
Loss from operations	(23,116)	(19,820)
Other income (expense), net:
Interest income	96	1,048
Interest expense	(5,394)	(3,462)
Other income (expense), net	(1,068)	(447)
Loss before income taxes	(29,482)	(22,681)
Provision for income taxes	363	243
Net loss	$(29,845)	$(22,924)
Net loss per share, basic and diluted	$(0.56)	$(0.46)
Weighted-average common shares outstanding, basic and diluted	52,904,881	50,127,310
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(29,845)	$(22,924)
Other comprehensive income (loss):
Change in fair value of investments	(9)	(235)
Adjustments for net gains realized and included in net loss	—	(56)
Total change in unrealized losses on investments	(9)	(291)
Change in unrealized losses on cash flow hedges	(129)	—
Adjustments for net gains realized and included in net loss	(204)	—
Total change in unrealized losses on cash flow hedges	(333)	—
Total other comprehensive loss	(342)	(291)
Comprehensive loss	$(30,187)	$(23,215)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	52,225	$522	487	$(4,764)	$692,603	$454	$(617,279)	$71,536
Stock-based compensation expense	—	—	—	—	22,284	—	—	22,284
Issuance of common stock under employee stock purchase plan	148	1	—	—	4,466	—	—	4,467
Vesting of restricted stock units	374	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(38)	—	—	—	(3,324)	—	—	(3,324)
Issuance of common stock upon exercise of stock options	170	2	—	—	1,416	—	—	1,418
Purchase of capped calls related to convertible senior notes	—	—	—	—	(76,020)	—	—	(76,020)
Issuance of common stock in connection with repurchase of convertible senior notes	2,177	22	—	—	(2,720)	—	—	(2,698)
Issuance of common stock in connection with inducement of convertible senior notes	35	—	—	—	2,740	—	—	2,740
Cumulative-effect adjustment for the adoption of ASU 2020-06	—	—	—	—	(99,026)	—	27,585	(71,441)
Other comprehensive loss	—	—	—	—	—	(342)	—	(342)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, March 31, 2021	55,091	$551	487	$(4,764)	$542,415	$112	$(619,539)	$(81,225)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	49,911	$499	487	$(4,764)	$605,650	$213	$(518,430)	$83,168
Stock-based compensation expense	—	—	—	—	12,965	—	—	12,965
Issuance of common stock under employee stock purchase plan	102	1	—	—	3,345	—	—	3,346
Vesting of restricted stock units	308	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(27)	—	—	—	(1,533)	—	—	(1,533)
Issuance of common stock upon exercise of stock options	125	1	—	—	1,568	—	—	1,569
Other comprehensive loss	—	—	—	—	—	(291)	—	(291)
Net loss	—	—	—	—	—	—	(22,924)	(22,924)
Balance, March 31, 2020	50,419	$504	487	$(4,764)	$621,992	$(78)	$(541,354)	$76,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,845)	$(22,924)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,740	4,843
Amortization of debt discount and issuance costs	658	2,743
Stock-based compensation expense	20,862	13,347
Induced conversion expense	2,740	—
Other	1,404	836
Changes in operating assets and liabilities:
Accounts receivable	34,414	22,608
Deferred contract acquisition and fulfillment costs	(1,956)	(516)
Prepaid expenses and other assets	(136)	135
Accounts payable	550	4,010
Accrued expenses	(15,429)	(14,563)
Deferred revenue	987	(16,671)
Other liabilities	(394)	(1,063)
Net cash provided by (used in) operating activities	20,595	(7,215)
Cash flows from investing activities:
Business acquisition, net of cash acquired	(49,720)	—
Purchases of property and equipment	(972)	(2,756)
Capitalization of internal-use software costs	(1,758)	(1,474)
Purchases of investments	(6,394)	(24,272)
Sales/maturities of investments	41,900	113,924
Other	(1,500)	—
Net cash (used in) provided by investing activities	(18,444)	85,422
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $12,900	587,100	—
Purchase of capped calls related to convertible senior notes	(76,020)	—
Payments for repurchase of convertible senior notes	(182,647)	—
Payments related to business acquisition	(2,431)	—
Taxes paid related to net share settlement of equity awards	(3,324)	(1,533)
Proceeds from employee stock purchase plan	4,467	3,346
Proceeds from stock option exercises	1,427	1,561
Net cash provided by financing activities	328,572	3,374
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(500)	(560)
Net increase in cash, cash equivalents and restricted cash	330,223	81,021
Cash, cash equivalents and restricted cash, beginning of period	173,617	123,413
Cash, cash equivalents and restricted cash, end of period	$503,840	$204,434
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$1,438	$1,438
Cash paid for income taxes, net of refunds	$64	$33
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$503,804	$204,434
Restricted cash included in prepaid expenses and other current assets	36	$—
Total cash, cash equivalents and restricted cash	$503,840	$204,434

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
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (GAAP), as well as pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The management estimates include, but are not limited to the determination of the estimated economic life of perpetual licenses for revenue recognition, the determination of standalone selling prices in revenue transactions with multiple performance obligations, the estimated period of benefit for deferred contract acquisition and fulfillment costs, the useful lives and recoverability of long-lived assets, the valuation of allowance for doubtful accounts, the valuation of stock-based compensation, the fair value of assets acquired and liabilities assumed in business combinations, the incremental borrowing rate for operating leases and the valuation for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results could differ from those estimates.
The COVID-19 pandemic has resulted in a sustained global slowdown of economic activity that has decreased demand for a broad variety of goods and services, including from our customers. While we have not experienced significant disruptions from the COVID-19 pandemic during the first quarter of fiscal 2021, we are unable to accurately predict the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes to the significant accounting policies during the three-month period ended March 31, 2021.

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplified the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. We early adopted this standard on January 1, 2021 under the modified retrospective basis. Refer to Note 10, Debt, for further details of the impact the adoption of this standard had on our consolidated balance sheet.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. We adopted this standard on January 1, 2021 and there was no impact to our consolidated financial statements as a result of the adoption.
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
Note 2. Revenue from Contracts with Customers
We generate revenue primarily from: (1) subscriptions from the sale of cloud-based subscriptions, managed services, term software licenses, content subscriptions and maintenance and support associated with our software licenses, (2) perpetual software licenses, and (3) professional services from the sale of our deployment and training services related to our solutions, incident response services, penetration testing and security advisory services.
The following table summarizes revenue from contracts with customers for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Subscriptions	$107,167	$84,548
Perpetual software licenses	2,114	2,770
Professional services	8,166	6,791
Other	4	231
Total revenue	$117,451	$94,340
Subscriptions
Subscriptions consists of revenue from our cloud-based subscription, managed services offerings, term software licenses and content subscriptions maintenance and support associated with our software licenses.
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
•For our term software licenses where the utility to the customer is dependent on the continued delivery of content subscriptions, we recognize the license revenue over the contractual term of the arrangement as a material right does not exist. For our term software licenses which are not dependent on the continued delivery of content subscriptions, the license is considered distinct from the maintenance and support, and we therefore recognize revenue attributable to the license at the time of delivery.
•Content subscriptions and our maintenance and support services are sold with our perpetual and term software licenses. Revenue related to our content subscriptions associated with our software licenses is recognized ratably over the contractual period. Maintenance and support services are distinct from the perpetual and term software license and revenue attributable to maintenance and support services is recognized ratably over the contractual period.
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
For our perpetual software licenses which are not dependent on the continued delivery of content subscriptions, the license is considered distinct from the maintenance and support, and we therefore recognize revenue attributable to the license at the time of delivery.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended March 31, 2021 and 2020, we recognized revenue of $101.9 million and $83.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.

We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of March 31, 2021 and December 31, 2020, unbilled receivables of $1.1 million and $1.2 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of March 31, 2021 and December 31, 2020, we had no contract assets recorded on our consolidated balance sheet.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2021. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscriptions	$290,552	$79,335
Perpetual software licenses	6,880	2,917
Professional services	12,488	1,084

Note 3. Business Combination
Alcide.IO Ltd.
On January 28, 2021, we acquired Alcide.IO Ltd. (Alcide), a leading provider of Kubernetes security, for a purchase consideration of $50.5 million, which was funded in cash.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase price	$50,538

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	818
Other current assets	163
Deferred tax asset, long-term	2,714
Other assets	208
Accounts payable and other current liabilities	(3,488)
Intangible assets	10,400
Total identifiable net assets assumed	10,815
Goodwill	39,723
Total purchase price allocation	$50,538
We identified developed technology as the sole acquired intangible asset. The estimated fair value of the developed technology intangible asset was $10.4 million which was based on a valuation using the income approach. The estimated useful life of the developed technology is 6 years.
The excess of the purchase price over the tangible assets acquired, identifiable intangible assets acquired and assumed liabilities was recorded as goodwill. We believe that the amount of goodwill reflects the expected synergistic benefits of being able to leverage the integration of the technology acquired with our existing product offerings and being able to successfully market and sell these new features to our customer base. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible assets were not deductible for tax purposes.
Following the acquisition, certain retained employees of Alcide received an aggregate of 96,127 restricted stock units (RSUs), which will vest over a maximum of three years. The vesting of the RSUs are subject to the employee's continued service with

us. Accordingly, stock-based compensation expense associated with the RSUs will be expensed as incurred in our post-acquisition financial statements.
In the three months ended March 31, 2021, we recorded $0.9 million of acquisition-related costs related to the acquisition of Alcide, of which $0.8 million was recorded to general and administrative expense and $0.1 million was recorded to sales and marketing expense.
Proforma results of operations have not been included, as the acquisition of Alcide was not material to our results of operations for any periods presented.
Divvy Cloud Corporation
On May 1, 2020, we acquired Divvy Cloud Corporation (DivvyCloud), a Cloud Security Posture Management (CSPM) company, for a purchase price with an aggregate fair value of $137.8 million.
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair value of net assets acquired, goodwill and intangible assets were $0.8 million, $115.7 million and $21.2 million, respectively. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible asset were not deductible for tax purposes.
Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and DivvyCloud, on a pro forma basis, as though we had acquired DivvyCloud on January 1, 2019. The unaudited pro forma financial information also includes the effects of business combination accounting resulting from the acquisition, including an adjustment to revenue for the deferred revenue fair value adjustment, amortization expense from acquired intangibles assets, reversal of acquisition-related expenses and the stock-compensation expense recorded to retain certain employees.

Three Months Ended March 31, 2020
(in thousands)
Revenue	$97,221
Net loss	$(27,566)

Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	55,388	5	—	55,393
Commercial paper	27,676	—	—	27,676
Corporate bonds	27,648	16	(7)	27,657
Asset-backed securities	2,403	—	—	2,403
Total	$113,115	$21	$(7)	$113,129

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$83,596	$3	$(12)	$83,587
Corporate bonds	24,162	31	(1)	24,192
Commercial paper	34,766	—	—	34,766
Agency bonds	3,998	1	—	3,999
Asset-backed securities	2,419	—	—	2,419
Total	$148,941	$35	$(13)	$148,963
As of March 31, 2021, our available-for-sale investments had maturities ranging from 1 to 13 months. As of December 31, 2020, our available-for-sale investments had maturities ranging from 1 to 19 months.
For all of our investments for which the amortized cost basis was greater than the fair value at March 31, 2021 and December 31, 2020, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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

The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	464,176	$—	$—	$464,176
U.S. government agencies	55,393	—	—	55,393
Commercial paper	—	27,676	—	27,676
Corporate bonds	—	27,657	—	27,657
Asset-backed securities	—	2,403	—	2,403
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	226	—	226
Total	$519,569	$57,962	$—	$577,531
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	$—	$128	$—	$128
Total	$—	$128	$—	$128

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$152,570	$—	$—	$152,570
U.S. government agencies	83,587	—	—	83,587
Commercial paper	—	34,766	—	34,766
Corporate bonds	—	24,192	—	24,192
Agency bonds	—	3,999	—	3,999
Asset-backed securities	—	2,419	—	2,419
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	432	—	432
Total	$236,157	$65,808	$—	$301,965
As of March 31, 2021, the fair value of our 1.25% , 2.25% and 0.25% convertible senior notes due 2023, 2025 and 2027, as further described in Note 10, Debt, was $86.8 million, $325.9 million and $583.9 million, respectively, based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
Computer equipment and software	$14,368	$13,438
Furniture and fixtures	9,655	9,655
Leasehold improvements	50,427	50,336
Total	74,450	73,429
Less accumulated depreciation	(23,309)	(20,315)
Property and equipment, net	$51,141	$53,114
Depreciation expense was $3.0 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively.
Note 7. Goodwill and Intangible Assets
Goodwill was $253.3 million and $213.6 million as of March 31, 2021 and December 31, 2020, respectively. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2020	$213,601
Alcide acquisition	39,723
Balance at March 31, 2021	$253,324
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of March 31, 2021			As of December 31, 2020
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.7	$64,855	$(27,521)	$37,334	$54,455	$(24,780)	$29,675
Customer relationships	6.3	2,700	(1,061)	1,639	2,700	(958)	1,742
Trade names	5.4	1,419	(684)	735	1,419	(639)	780
Total acquired intangible assets		68,974	(29,266)	39,708	58,574	(26,377)	32,197
Internal-use software	3.0	17,760	(4,760)	13,000	16,002	(3,903)	12,099
Total intangible assets		$86,734	$(34,026)	$52,708	$74,576	$(30,280)	$44,296
Amortization expense was $3.7 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of March 31, 2021 was as follows (in thousands):

2021 (for the remaining nine months)	$10,929
2022	11,934
2023	9,048
2024	5,605
2025	5,177
2026 and thereafter	2,987
Total	$45,680

The table above excludes the impact of $7.0 million of capitalized internal-use software costs for projects that have not been completed as of March 31, 2021, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 8. Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Beginning balance	$64,639	$51,260
Capitalization of contract acquisition and fulfillment costs	7,865	5,084
Amortization of deferred contract acquisition and fulfillment costs	(5,909)	(4,569)
Ending balance	$66,595	$51,775

Note 9. Derivatives and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of thirteen months or less, and as of March 31, 2021 and December 31, 2020, outstanding forward contracts had a total notional value of $19.9 million and $12.5 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three months ended March 31, 2021, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
For the three months ended March 31, 2021, we reclassified realized gains of $0.2 million from accumulated other comprehensive income (loss) on our consolidated balance sheet to the financial statement line item associated with the underlying hedged transaction on our consolidated statement of operations.
Note 10. Debt
Convertible Senior Notes
In August 2018, we issued $230.0 million aggregate principal amount of convertible senior notes due August 1, 2023 (the 2023 Notes), in May 2020, we issued $230.0 million aggregate principal amount of convertible senior notes due May 1, 2025 (the 2025 Notes) and in March 2021, we issued $600.0 million aggregate principal amount of convertible senior notes due March 15, 2027 (the 2027 Notes) (collectively, the Notes). Further details of the Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2023 Notes	August 1, 2023	1.25%	February 1, 2019	1.86%	February 1 and August 1	24.0460	$41.59	1.1
2025 Notes	May 1, 2025	2.25%	November 1, 2020	2.88%	May 1 and November 1	16.3875	$61.02	3.8
2027 Notes	March 15, 2027	0.25%	September 15, 2021	0.67%	March 15 and September 15	9.6734	$103.38	5.8
The 2023 Notes, the 2025 Notes and the 2027 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures between the Company, as issuer, and U.S. Bank National Association, as trustee (the Indentures). The total net proceeds from the 2023 Notes, the 2025 Notes and the 2027 Notes offerings, after deducting initial purchase discounts and estimated debt issuance costs, were $223.1 million, $222.8 million and $585.0 million, respectively.
Terms of the Notes
The holders of the Notes may convert their respective Notes at their option at any time prior to the close of business on the business day immediately preceding their respective convertible dates only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on December 31, 2018 for the 2023 Notes, September 30, 2020 for the 2025 Notes and March 20, 2024 for the 2027 Notes (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period for the 2023 Notes and the 2025 Notes and any ten consecutive trading day period for the 2027 Notes (measurement periods) in which the trading price (as defined in the Indentures) per $1,000 principal amount of the applicable series of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the respective Notes on each such trading day;
•if we call any or all of the respective Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the respective redemption date; or
•upon the occurrence of specified corporate events (as set forth in the Indentures).
As of March 31, 2021, the conversion feature of the 2023 Notes was triggered as the last reported price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the 2023 Notes were convertible, in whole or in part, at the option of the holders from April 1, 2021 through June 30, 2021. Whether the 2023 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since we may elect to repay the 2023 Notes in cash, shares of our common stock, or a combination of both, we have continued to classify the 2023 Notes as long-term debt on our consolidated balance sheet as of March 31, 2021. As of March 31, 2021, the 2025 Notes and the 2027 Notes are not convertible at the option of the holder.
As of March 31, 2021, an immaterial principal amount of the 2023 Notes was requested for conversion, which is expected to be settled during the quarter ended June 30, 2021. No additional conversion requests for the 2023 Notes have been received.
The holders may convert the 2023 Notes, the 2025 Notes and the 2027 Notes at any time on or after February 1, 2023, November 1, 2024 and December 15, 2026, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the circumstances set forth above. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indentures.
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
We may not redeem the 2023 Notes, the 2025 Notes or the 2027 Notes prior to August 6, 2021, May 6, 2023 and March 20, 2024 (Redemption Dates), respectively. On or after the respective Redemption Dates, we may redeem for cash all or any portion of the 2023 Notes, the 2025 Notes or the 2027 Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding, the date on which we provide the redemption notice at a redemption price equal to 100% principal amount of the 2023 Notes, the 2025 Notes or the 2027 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Partial Repurchase of the 2023 Notes
On March 16, 2021, we used a portion of the proceeds from the issuance of the 2027 Notes, together with 2.2 million shares of our common stock, to repurchase and retire $182.6 million aggregate principal amount of the 2023 Notes, and paid accrued and unpaid interest thereon (the 2023 Notes Repurchase Transaction). The 2023 Notes Repurchase Transaction was accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). The total fair value of the additional common stock issued to induce the conversion of $2.7 million was recognized as an inducement expense and classified as a component of interest expense in our consolidated statement of operations. The remaining cash and common stock consideration issued under the original terms of the 2023 Notes was accounted for under the general conversion accounting guidance where the difference between the carrying amount of the 2023

Notes retired, including unamortized debt issuance cost of $2.7 million, and the cash consideration paid and the par amount of the common stock issued, was recorded in additional paid-in capital.
Accounting for the Notes
Prior to the Adoption of ASU 2020-06
Prior to our January 1, 2021 adoption of ASU 2020-06, the 2023 Notes and the 2025 Notes were separated into liability and equity components. The initial carrying amounts of the liability components were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The initial carrying amounts of the equity components representing the option to convert the 2023 Notes and the 2025 Notes was $53.8 million and $48.3 million, respectively, and were determined by deducting the fair values of the liability components from the par value of the 2023 Notes and 2025 Notes. The equity components were recorded as an increase to additional paid-in capital and were not remeasured as long as they continued to meet the conditions for equity classification. The excess of the principal amount of the 2023 Notes and the 2025 Notes over their respective carrying amount of the liability component, or debt discount, was amortized to interest expense using the effective interest method over the contractual terms of the respective convertible senior notes.
In addition, prior to the adoption of ASU 2020-06, the debt issuance costs of $6.9 million and $7.2 million related to the 2023 Notes and the 2025 Notes, respectively, were allocated to the liability and equity components of the 2023 Notes and 2025 Notes based on their relative values. Debt issuance costs attributable to the liability component were $5.3 million and $5.7 million, for the 2023 Notes and the 2025 Notes, respectively, and were amortized to interest expense using the effective interest method over the contractual term of the 2023 Notes and 2025 Notes, respectively. Debt issuance costs attributable to the equity component of $1.6 million and $1.5 million for the 2023 Notes and the 2025 Notes, respectively, were netted with the equity component in additional paid-in capital.
Impact of the Adoption of ASU 2020-06
On January 1, 2021, we early adopted ASU 2020-06 on a modified retrospective basis. Under ASU 2020-06, we no longer separate the convertible senior notes into liability and equity components. We recognized the cumulative effect of initially applying this new standard as of January 1, 2021. Comparative prior year periods were not adjusted.
As a result of applying the modified retrospective method to adopt this standard, the following adjustments were made to the consolidated balance sheet as of January 1, 2021 (in thousands):

	As Reported	Adjustments					Adjusted Under ASU 2020-06
	December 31, 2020	Transfer Equity Component of the Debt to Liabilities	Reverse Equity Component of Debt Issuance Costs	Reverse Debt Discount Amortization	Record Debt Issuance Costs Amortization	Total	January 1, 2021
Liabilities and Stockholders' Equity:
Convertible senior notes, net	$378,586	$102,166	$(3,140)	$(28,811)	$1,226	$71,441	$450,027
Total liabilities	$841,586	$102,166	$(3,140)	$(28,811)	$1,226	$71,441	$913,027

Stockholders' Equity:
Additional paid-in capital	$692,603	$(102,166)	$3,140	$—	$—	$(99,026)	$593,577
Accumulated deficit	$(617,279)	$—	$—	$28,811	$(1,226)	$27,585	$(589,694)
Total stockholders' equity	$71,536	$(102,166)	$3,140	$28,811	$(1,226)	$(71,441)	$95
Total liabilities and stockholders' equity	$913,122	$—	$—	$—	$—	$—	$913,122
Post Adoption of ASU 2020-06
In accounting for the issuance of the 2027 Notes, the principal of $600.0 million less estimated debt issuance costs of $15.0 million was recorded as long-term debt on our consolidated balance sheet. The debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the 2027 Notes.

The net carrying amount of the Notes as of March 31, 2021 and December 31, 2020 was as follows (in thousands):

	As of March 31, 2021				As of December 31, 2020
	2023 Notes	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	Total
Principal	$47,353	$230,000	$600,000	$877,353	$230,000	$230,000	$460,000
Unamortized debt discount	—	—	—	—	(30,425)	(42,930)	(73,355)
Unamortized debt issuance costs	(778)	(5,957)	(14,909)	(21,644)	(3,009)	(5,050)	(8,059)
Net carrying amount	$46,575	$224,043	$585,091	$855,709	$196,566	$182,020	$378,586
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	2023 Notes	2025 Notes	2027 Notes	Total	2023 Notes	Total
Contractual interest expense	$558	$1,294	$50	$1,902	$719	$719
Amortization of debt discount	—	—	—	—	2,496	2,496
Amortization of debt issuance costs	221	319	80	620	247	247
Induced conversion expense	2,740	—	—	2,740	—	—
Total interest expense	$3,519	$1,613	$130	$5,262	$3,462	$3,462
Capped Calls
In connection with the offering of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the 2023 Capped Calls, 2025 Capped Calls and 2027 Capped Calls). The initial strike prices for the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are $41.59, $61.02 and $103.38 per share, respectively, subject to certain adjustments, which correspond to the initial conversion price of the 2023 Notes, the 2025 Notes and the 2027 Notes. The initial cap prices for the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are $63.98, $93.88 and $159.04 per share, respectively, subject to certain adjustments. The 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are expected to offset potential dilution to our common stock upon conversion of the respective 2023 Notes, the 2025 Notes or the 2027 Notes, with such offset subject to a cap based on the cap price. For accounting purposes, the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are separate transactions, and not part of the terms of the 2023 Notes, the 2025 Notes and the 2027 Notes. The 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. Accordingly, the cost of $26.9 million, $27.3 million and $76.0 million, respectively, for the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls was recorded as a reduction to additional paid-in capital at the time of each transaction.

Credit Agreement
In April 2020, we entered into a Credit and Security Agreement (the Credit Agreement), with KeyBank National Association that provides for a $30.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million and an accordion feature under which we can increase the credit facility to up to $70.0 million. In May 2020, we utilized the accordion feature to increase the credit facility to $50.0 million. We incurred fees of $0.4 million in connection with entering into the Credit Agreement. The fees are recorded in other current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. The commitment fee of 0.2% per annum on the unused portion of the credit facility is expensed as incurred and included within interest expense on the consolidated statement of operations. The Credit Agreement matures on April 23, 2023 and contains certain financial covenants including a requirement that we maintain specified minimum recurring revenue and liquidity amounts.
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (LIBOR) rate (subject to a 1.00% floor), plus an applicable margin equal to 2.50% per annum or the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum. As of March 31, 2021, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of March 31, 2021, we had a total of $7.6 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.

Note 11. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 9.7 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within the next 6.5 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating lease cost	$3,766	$3,371
Short-term lease costs	165	290
Variable lease costs	1,463	922
Total lease costs	$5,394	$4,583
Supplemental balance sheet information related to the operating leases was as follows:

	As of March 31, 2021	As of December 31, 2020
Weighted average remaining lease term (in years) - operating leases	7.7	7.9
Weighted average discount rate - operating leases	7.7%	7.7%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,147	$3,836
ROU assets obtained in exchange for new lease obligations	$152	$3,990
Maturities of operating lease liabilities as of March 31, 2021 were as follows (in thousands):

2021 (for the remaining nine months)	$11,022
2022	13,880
2023	14,167
2024	13,461
2025	12,543
2026 and thereafter	41,983
Total lease payments	$107,056
Less: imputed interest	(24,329)
Total	$82,727

Note 12. Stock-Based Compensation Expense
(a)General
Stock-based compensation expense for restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,554	$931
Research and development	7,815	4,645
Sales and marketing	5,746	3,678
General and administrative	5,747	4,093
Total stock-based compensation expense	$20,862	$13,347
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2021 and 2020 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the three months ended March 31, 2021 and 2020, we recognized stock-based compensation expense related to such bonuses in the amount of $1.0 million and $0.4 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of March 31, 2021 and 2020. For all employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the three months ended March 31, 2021 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2020	2,941,914	$45.86
Granted	1,447,632	88.64
Vested	(374,579)	33.20
Forfeited	(61,704)	52.67
Unvested balance as of March 31, 2021	3,953,263	$62.61
As of March 31, 2021, the unrecognized compensation expense related to our unvested RSUs and PSUs was $228.8 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.8 years.
(c)Stock Options
Stock option activity during the three months ended March 31, 2021 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,933,013	$10.07
Granted	—	—
Exercised	(170,006)	8.34		$12,550
Forfeited/cancelled	—	—
Outstanding as of March 31, 2021	1,763,007	$10.24	3.9	$113,492
Vested and exercisable as of March 31, 2021	1,736,419	$10.04	3.8	$112,127

As of March 31, 2021, the unrecognized compensation expense related to our unvested stock options was $0.3 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 0.8 years.
The total fair value of stock options vested in the three months ended March 31, 2021 was $0.4 million.
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
On March 15, 2021, we issued 147,837 shares of common stock to employees, with purchase prices of $28.39 or $52.60 per share, for aggregate proceeds of $4.5 million.
Note 13. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(29,845)	$(22,924)
Denominator:
Weighted-average common shares outstanding, basic and diluted	52,904,881	50,127,310
Net loss per share, basic and diluted	$(0.56)	$(0.46)
We intend to settle any conversion of our 2023 Notes, 2025 Notes and 2027 Notes in cash, shares, or a combination thereof. As a result of our adoption of ASU 2020-06 on January 1, 2021, the dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For periods prior to our January 1, 2021 adoption of ASU 2020-06, we considered the impact of the Notes on our diluted net income (loss) per share calculation based on applying the treasury stock method as we had the ability, and intent, to settle any conversions of the Notes solely in cash at that time. For the three months ended March 31, 2021 and 2020, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive under each respective method.
In connection with the issuance of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into 2023 Capped Calls, 2025 Capped Calls and 2027 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	1,763,007	2,568,776
Unvested restricted stock units	3,953,263	3,715,342
Shares to be issued under ESPP	7,889	11,522
Convertible senior notes	10,711,653	5,530,176
Total	16,435,812	11,825,816

Note 14. Commitments and Contingencies
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
Note 15. Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
United States	$92,509	$75,837
Other	24,942	18,503
Total	$117,451	$94,340
Property and equipment, net by geographic area was as follows:

	As of March 31, 2021	As of December 31, 2020
	(in thousands)
United States	$38,585	$40,101
Other	12,556	13,013
Total	$51,141	$53,114

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2021. Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Special Note Regarding Forward-Looking Statements”.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:
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
In the more than 20 years that Rapid7 has been in business, security companies and trends have come and gone, while broader technology innovation continues to advance rapidly. Every company is now a technology company, and rampant innovation inevitably creates security risk. The migration of businesses to the cloud, more distributed workforces and ubiquitous connected devices present security teams with an increasingly complex, ever-changing, and unpredictable attack surface.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of March 31, 2021, we had over 8,900 customers in 140 countries, including 41% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three months ended March 31, 2021 or 2020.
Recent Developments
Acquisition of Alcide. IO Ltd.
On January 28, 2021, we acquired Alcide.IO Ltd. (Alcide), a leading provider of Kubernetes security, for a purchase price of $50.5 million.
Convertible Senior Notes
On March 16, 2021, we issued $600.0 million aggregate principal amount of convertible senior notes due March 15, 2027 (the 2027 Notes). The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $585.0 million. The 2027 Notes are unsecured obligations and bear interest at a fixed rate of 0.25% per annum, payable semi-annually in arrears on March 15th and September 15th of each year, commencing on September 15, 2021. The 2027 Notes will mature on March 15, 2027, unless earlier converted, redeemed or repurchased. The 2027 Notes do not contain any financial covenants. The 2027 Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the 2027 Indenture).
We used $182.6 million of the net proceeds from the 2027 Notes and issued 2.2 million shares of our common stock to repurchase approximately $182.6 million aggregate principal amount of our outstanding 1.25% convertible senior notes due 2023 (the 2023 Notes) in a privately negotiated transaction concurrently with the issuance of the 2027 Notes.

In connection with the issuance of the 2027 Notes, we entered into capped call transactions with certain counterparties (the 2027 Capped Calls). We used $76.0 million of the net proceeds from the 2027 Notes to purchase the 2027 Capped Calls. The 2027 Capped Calls are expected to offset potential dilution to our common stock upon conversion of the 2027 Notes. The 2027 Capped Calls have an initial cap price of $159.04 per share, subject to certain adjustments.
COVID-19 Response
Rapid7 remains focused on supporting its customers, partners, employees and communities during the COVID-19 pandemic. The impact of COVID-19 on the global economy and on our business continues to be a fluid situation. As a result of the COVID-19 pandemic, we have modified certain aspects of our business, including restricting employee travel, adopting a virtual sales strategy to enable most of our employees to work productively from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications.
We will continue to actively monitor the at times rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain. Furthermore, due to our subscription model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. While we have not experienced significant disruptions from the COVID-19 pandemic during the first quarter of fiscal 2021, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
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

For the three months ended March 31, 2021 and 2020, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 91% and 90%, respectively, of total revenue.
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

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Total revenue	$117,451	$94,340
Year-over-year revenue growth	24.5%	28.9%
Non-GAAP income (loss) from operations	$1,906	$(3,933)
Free cash flow	$17,865	$(11,445)

	As of March 31,
	2021	2020
	(dollars in thousands)
Number of customers (1)	8,945	8,075
Year-over-year customer growth	11%	14%
Annualized recurring revenue (ARR)	$455,797	$350,884
Year-over-year ARR growth	29.9%	30.8%

(1) In 2021, we modified our definition of a customer in order to better align the calculation of our number of customers with ARR. We previously defined a customer as any entity that has (1) an active Rapid7 contract or a contract that expired within 90 days or less of the applicable measurement date; and for Logentries products, those customers with a contract value equal to or greater than $2,400 per year, or (2) purchased Rapid7 professional services within the 12 months preceding the applicable measurement date. We have eliminated the 90-day expiration period and removed professional services-only customers and low-value InsightOps customers. See the revised definition below. Prior period number of customers amounts have been revised to conform with the modified definition.

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
Free Cash Flow. Free cash flow is a non-GAAP measure that we define as net cash provided by (used in) operating activities less purchases of property and equipment and capitalization of internal-use software costs. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after necessary capital expenditures. See Non-GAAP Financial Results below for a reconciliation of non-GAAP free cash flow to the comparable GAAP financial measure.
Number of Customers. We believe that the size of our customer base is an indicator of our global market penetration and that our net customer additions are an indicator of the growth of our business. We define a customer as any entity that has an active Rapid7 recurring revenue contract as of the specified measurement date, excluding InsightOps and Logentries only customers with a contract value less than $2,400 per year.

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
Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP income (loss) from operations, non-GAAP net income (loss), non-GAAP net income (loss) per share, adjusted EBITDA and free cash flow. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We define non-GAAP gross profit, non-GAAP income (loss) from operations, non-GAAP net income (loss) and non-GAAP net income (loss) per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt discount and issuance costs and certain other items such as acquisition-related expenses, litigation-related expenses and induced conversion expense. Non-GAAP net income (loss) per basic and diluted share is calculated as Non-GAAP net income (loss) divided by the weighted average shares used to compute net income (loss) per share, with the number of weighted average shares decreased to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
•Induced conversion expense. In conjunction with the first quarter of 2021 partial repurchase of our 1.25% convertible senior notes due 2023, we incurred an induced conversion expense of $2.7 million. We exclude induced conversion expense because this amount is not indicative of the performance of, or trends in, our business and neither is comparable to the prior period nor predictive of future results.
•Litigation-related expenses. We exclude certain litigation-related expenses consisting of professional fees and related costs incurred by us related to significant litigation outside the ordinary course of business. We believe it is useful to exclude such expenses because we do not consider such amounts to be part of our ongoing operations.
•Acquisition-related expenses. We exclude acquisition-related expenses that are unrelated to the current operations and neither are comparable to the prior period nor predictive of future results.

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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
GAAP total gross profit	$81,162	$66,626
Stock-based compensation expense	1,554	931
Amortization of acquired intangible assets	2,741	1,658
Non-GAAP total gross profit	$85,457	$69,215

	Three Months Ended March 31,
	2021	2020
	(in thousands)
GAAP gross profit – products	$79,635	$66,293
Stock-based compensation expense	1,018	573
Amortization of acquired intangible assets	2,741	1,658
Non-GAAP gross profit – products	$83,394	$68,524

	Three Months Ended March 31,
	2021	2020
	(in thousands)
GAAP gross profit – professional services	$1,527	$333
Stock-based compensation expense	536	358
Non-GAAP gross profit – professional services	$2,063	$691

The following table reconciles GAAP loss from operations to non-GAAP income (loss) from operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
GAAP loss from operations	$(23,116)	$(19,820)
Stock-based compensation expense	20,862	13,347
Amortization of acquired intangible assets	2,889	1,690
Acquisition-related expenses	1,168	307
Litigation-related expenses	103	543
Non-GAAP income (loss) from operations	$1,906	$(3,933)
The following table reconciles GAAP net loss to non-GAAP net loss for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
GAAP net loss	$(29,845)	$(22,924)
Stock-based compensation expense	20,862	13,347
Amortization of acquired intangible assets	2,889	1,690
Acquisition-related expenses	1,168	307
Litigation-related expenses	103	543
Amortization of debt discount and issuance costs	658	2,743
Induced conversion expense	2,740	—
Non-GAAP net loss	$(1,425)	$(4,294)

Reconciliation of net loss per share, basic and diluted:
GAAP net loss per share, basic	$(0.56)	$(0.46)
Non-GAAP adjustments to net loss	0.53	0.37
Non-GAAP net loss per share, basic and diluted	$(0.03)	$(0.09)

Weighted average shares used in GAAP and non-GAAP per share calculation, basic and diluted	52,904,881	50,127,310
The following table reconciles GAAP net loss to adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
GAAP net loss	$(29,845)	$(22,924)
Interest income	(96)	(1,048)
Interest expense	5,394	3,462
Other (income) expense, net	1,068	447
Provision for income taxes	363	243
Depreciation expense	2,994	2,675
Amortization of intangible assets	3,746	2,168
Stock-based compensation expense	20,862	13,347
Acquisition-related expenses	1,168	307
Litigation-related expenses	103	543
Adjusted EBITDA	$5,757	$(780)

The following table reconciles net cash provided by (used in) operating activities to free cash flow for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$20,595	$(7,215)
Purchases of property and equipment	(972)	(2,756)
Capitalized internal-use software costs	(1,758)	(1,474)
Free cash flow	$17,865	$(11,445)

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
Interest Expense
Interest expense consists primarily of contractual interest expense, amortization of debt discount and issuance costs related to our convertible senior notes and revolving credit facility and induced conversion expense.
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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$109,285	$87,549
Professional services	8,166	6,791
Total revenue	117,451	94,340
Cost of revenue:(1)
Products	29,650	21,256
Professional services	6,639	6,458
Total cost of revenue	36,289	27,714
Operating expenses:(1)
Research and development	33,080	24,202
Sales and marketing	54,978	48,145
General and administrative	16,220	14,099
Total operating expenses	104,278	86,446
Loss from operations	(23,116)	(19,820)
Interest income	96	1,048
Interest expense	(5,394)	(3,462)
Other income (expense), net	(1,068)	(447)
Loss before income taxes	(29,482)	(22,681)
Provision for income taxes	363	243
Net loss	$(29,845)	$(22,924)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,554	$931
Research and development	7,815	4,645
Sales and marketing	5,746	3,678
General and administrative	5,747	4,093
Total stock-based compensation expense	$20,862	$13,347

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$4,151	$2,623
Research and development	858	659
Sales and marketing	1,269	1,166
General and administrative	462	395
Total depreciation and amortization expense	$6,740	$4,843

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2021	2020
Consolidated Statement of Operations Data:
Revenue:
Products	93.0%	92.8%
Professional services	7.0	7.2
Total revenue	100.0	100.0
Cost of revenue:
Products	25.2	22.5
Professional services	5.7	6.9
Total cost of revenue	30.9	29.4
Operating expenses:
Research and development	28.2	25.7
Sales and marketing	46.8	51.0
General and administrative	13.8	14.9
Total operating expenses	88.8	91.6
Loss from operations	(19.7)	(21.0)
Interest income	0.1	1.1
Interest expense	(4.6)	(3.7)
Other income (expense), net	(0.9)	(0.5)
Loss before income taxes	(25.1)	(24.0)
Provision for income taxes	0.3	0.3
Net loss	(25.4)%	(24.3)%
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue:
Products	$109,285	$87,549	$21,736	24.8%
Professional services	8,166	6,791	1,375	20.2
Total revenue	$117,451	$94,340	$23,111	24.5%
Total revenue increased by $23.1 million in the three months ended March 31, 2021 compared to the same period in 2020. The $23.1 million increase in revenue consisted of a $1.2 million increase in revenue from new customers and a $21.9 million increase in revenue from existing customers. The $21.9 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the three months ended March 31, 2021 compared to the same period in 2020 was comprised of $17.7 million generated from sales in North America and $5.4 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue:
Products	$29,650	$21,256	$8,394	39.5%
Professional services	6,639	6,458	181	2.8
Total cost of revenue	$36,289	$27,714	$8,575	30.9%
Gross margin %:
Products	72.9%	75.7%
Professional services	18.7	4.9
Total gross margin %	69.1%	70.6%
Total cost of revenue increased by $8.6 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a $4.1 million increase in cloud computing costs related to growing cloud-based subscription revenue and a $3.9 million increase in personnel costs, inclusive of a $0.6 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. The $3.9 million increase in personnel costs included $0.4 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition in May 2020 and the Alcide acquisition in January 2021. Our increase in total cost of revenue also included a $1.1 million increase in amortization expense for acquired intangible assets. These increases were partially offset by a $0.5 million decrease in other expenses.
Total gross margin percentage decreased for the three months ended March 31, 2021 compared to the same period in 2020. The decrease in products gross margin for the three months ended March 31, 2021 was primarily due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products. The increase in professional services gross margin for the three months ended March 31, 2021 was primarily due to the increase in professional services revenue.
Operating Expenses
Research and Development Expense

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$33,080	$24,202	$8,878	36.7%
% of revenue	28.2%	25.7%
Research and development expense increased by $8.9 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a $8.3 million increase in personnel costs and a $1.1 million increase in third-party infrastructure costs. The $8.3 million increase in personnel costs was primarily due to a $5.1 million increase in salaries and related costs driven by growth in headcount, inclusive of $4.7 million in additional salaries and related costs attributable to the employees acquired in the acquisition of DivvyCloud in May 2020 and the acquisition of Alcide in January 2021, and a $3.2 million increase in stock-based compensation expense, including $1.9 million of stock-based compensation expense related to employees acquired in the acquisitions of DivvyCloud and Alcide. These increases were partially offset by a $0.5 million decrease in other expenses.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$54,978	$48,145	$6,833	14.2%
% of revenue	46.8%	51.0%
Sales and marketing expense increased by $6.8 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a $6.9 million increase in personnel costs, a $1.7 million increase in commission expense, a $0.9 million increase in marketing and advertising costs and a $0.6 million increase in other expenses. The $6.9 million increase in personnel costs was primarily due to a $4.8 million increase in salaries and related costs driven by growth in headcount, inclusive of $2.8 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition in May 2020, and a $2.1 million increase in stock-based compensation expense, including $0.7 million in stock-based compensation expense related to RSUs issued to DivvyCloud and Alcide retained employees. These increases were partially offset by a $2.0 million decrease in allocated overhead driven by costs related to our global kick-off meeting in the prior year and a $1.3 million decrease in travel and entertainment expenses as a result of reduced travel due to the COVID-19 pandemic.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$16,220	$14,099	$2,121	15.0%
% of revenue	13.8%	14.9%
General and administrative expense increased by $2.1 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily due to a $2.9 million increase in personnel costs due to an increase in headcount, inclusive of a $1.7 million increase in stock-based compensation expense, and a $0.1 million increase in other expenses. These increases were partially offset by a $0.9 million decrease in bad debt expense.
Interest Income

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$96	$1,048	$(952)	(90.8)%
% of revenue	0.1%	1.1%
Interest income decreased by $1.0 million in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to a decrease in interest rates.
Interest Expense

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$(5,394)	$(3,462)	$(1,932)	55.8%
% of revenue	(4.6)%	(3.7)%
Interest expense increased by $1.9 million in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to $2.7 million of induced conversion expense incurred in conjunction with the partial repurchase of the 2023 Notes, a $1.1 million increase in contractual interest and a $0.6 million increase in amortization of debt issuance costs related to the 2025 Notes issued in May 2020, the 2027 Notes issued in March 2021 and the revolving credit facility issued in April 2020, partially offset by a $2.5 million decrease in amortization of debt discount costs as a result of our adoption of ASU 2020-06.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income (expense), net	$(1,068)	$(447)	$(621)	138.9%
% of revenue	(0.9)%	(0.5)%
Other income (expense), net increased by $0.6 million in the three months ended March 31, 2021 compared to the same period in 2020 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$363	$243	$120	49.4%
% of revenue	0.3%	0.3%
Provision for income taxes increased by $0.1 million in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to our increased operations in foreign jurisdictions.

Liquidity and Capital Resources
As of March 31, 2021, we had $503.8 million in cash and cash equivalents, $113.1 million in short- and long-term investments that have maturities ranging from one to thirteen months and an accumulated deficit of $619.5 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, short and long-term investments and our Credit and Security Agreement (Credit Agreement). To date, we have financed our operations primarily through private and public equity financings and issuance of convertible senior notes and through cash generated by operating activities.
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
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$173,617	$123,413
Net cash provided by (used in) operating activities	20,595	(7,215)
Net cash (used in) provided by investing activities	(18,444)	85,422
Net cash provided by financing activities	328,572	3,374
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(500)	(560)
Cash, cash equivalents and restricted cash at end of period	$503,840	$204,434
Acquisition of Alcide
On January 28, 2021, we acquired Alcide, a leading provider of Kubernetes security, for a purchase price of $50.5 million.
Convertible Senior Notes
In March 2021, we issued $600.0 million aggregate principal amount of 0.25% convertible senior notes due 2027 (the 2027 Notes). The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $585.0 million. We used $182.6 million of the net proceeds from the 2027 Notes and issued 2.2 million shares of our common stock to repurchase approximately $182.6 million aggregate principal amount of our outstanding 1.25% convertible senior notes due 2023 in a privately negotiated transaction concurrently with the issuance of the 2027 Notes. In connection with the issuance of the 2027 Notes, we entered into capped call transactions with certain counterparties (the 2027 Capped Calls). We used $76.0 million of the net proceeds from the 2027 Notes to purchase the 2027 Capped Calls.
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.

Operating Activities
Operating activities provided $20.6 million of cash and cash equivalents in the three months ended March 31, 2021, which reflects the timing of working capital adjustments and our continued growth in revenue partially offset by our continued investments in our operations. Cash provided by operating activities reflected our net loss of $29.8 million, offset by a decrease in our net operating assets of $18.0 million and non-cash charges of $32.4 million related primarily to depreciation and amortization, stock-based compensation expense, induced conversion expense, amortization of debt issuance costs and other non-cash charges. The decrease in our net operating assets was primarily due to a $34.4 million decrease in accounts receivable due to the timing of collections, a $1.0 million increase in deferred revenue and a $0.6 million increase in accounts payable, which each had a positive impact on operating cash flow. These factors were partially offset by a $15.4 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $2.0 million increase in deferred contract acquisition and fulfillment costs, a $0.1 million increase in prepaid expenses and other assets and a $0.4 million decrease in other liabilities, which each had a negative impact on operating cash flow.
Operating activities used $7.2 million of cash and cash equivalents in the three months ended March 31, 2020, which reflects our growth in revenue offset by investments in our operations and impact of the timing of working capital items. Cash used in operating activities reflected our net loss of $22.9 million and an increase in our net operating assets and liabilities of $6.1 million, offset by $21.8 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $16.7 million decrease in deferred revenue as a result of our seasonal decrease in billings compared to the fourth quarter of 2019, a $14.6 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $1.1 million decrease in other liabilities, a $0.5 million increase in deferred contract acquisition and fulfillment costs, which each had a negative impact on operating cash flow. These factors were partially offset by a $22.6 million decrease in accounts receivable due to collections, and a $4.0 million increase in accounts payable and a $0.2 million decrease in prepaid expenses and other assets, which each had a positive impact on operating cash flow.
Investing Activities
Investing activities used $18.4 million of cash in the three months ended March 31, 2021, consisting of $49.7 million of cash paid for the acquisition of Alcide, net of cash acquired, $1.8 million for capitalization of internal-use software costs, $1.5 million for other investing activities, $1.0 million in capital expenditures to purchase leasehold improvements and computer equipment, partially offset by $35.6 million of investment sales and maturities, net of purchases.
Investing activities provided $85.4 million of cash in the three months ended March 31, 2020, consisting of $89.7 million of investment sales and maturities, net of purchases, partially offset by $2.8 million in capital expenditures to purchase leasehold improvements, furniture and fixtures and computer equipment and $1.5 million for capitalization of internal-use software costs.
Financing Activities
Financing activities provided $328.6 million of cash in the three months ended March 31, 2021, which consisted primarily of $587.1 million in proceeds from the issuance of the 2027 Notes, net of issuance costs paid of $12.9 million, $4.5 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP) and $1.4 million in proceeds from the exercise of stock options, partially offset by $182.6 million for the repurchase and conversion of the 2023 Notes, $76.0 million for the purchase of 2027 Capped Calls, $3.3 million in withholding taxes paid for the net share settlement of equity awards and $2.5 million for payments related to the acquisition of Alcide.
Financing activities provided $3.4 million of cash in the three months ended March 31, 2020, which consisted primarily of $1.6 million in proceeds from the exercise of stock options and $3.3 million in proceeds from the issuance of common stock purchased by employees under the ESPP, partially offset by $1.5 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
As of March 31, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.
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
Recent Accounting Pronouncements
See Note 1 in the notes to the unaudited consolidated financial statements for a discussion of recent accounting pronouncements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at March 31, 2021 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of March 31, 2021, we had cash and cash equivalents of $503.8 million consisting of bank deposits and money market funds and short- and long-term investments of $113.1 million consisting of corporate bonds, commercial paper, agency bonds and asset-backed securities. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but does not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of March 31, 2021, the fair values of our 2023 Notes, 2025 Notes and 2027 Notes were $86.8 million, $325.9 million and $583.9 million, respectively.
As of March 31, 2021, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. . Furthermore, the COVID-19 pandemic (including federal, state and local governmental responses, broad economic impacts and market disruptions) has heightened risks discussed in the risk factors described below. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties which include, but are not limited to, the following:
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
The summary risk factors described above should be read together with the text of the full risk factors below and our unaudited consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (SEC). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.
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
Although we expect that current cash and cash equivalent balances, including the proceeds of our convertible senior notes offering in March 2021, together with cash flows that are generated from operations and availability under our revolving credit facility, will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if our access to capital is restricted or our borrowing costs increase, our operations and financial condition could be adversely impacted.
The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the ultimate duration, spread and reemergence of the pandemic, its impact on capital and financial markets, the timing of economic recovery and any new information that may emerge concerning the severity of the virus, its spread to or reemergence in other geographic regions as well as the actions taken to contain it, including the availability of vaccines, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the current uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the impact of the COVID-19 pandemic on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.
Our quarterly operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.
Our operating results, including the levels of our revenue, ARR, cash flow, deferred revenue and gross margins, have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•quarantines, travel limitations, or business disruptions in regions affecting our operations, stemming from actual, imminent or perceived outbreak or reemergence of contagious disease, including the COVID-19 pandemic;
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
•price competition;
•our ability to successfully manage and integrate any acquired businesses, including Divvy Cloud Corporation (DivvyCloud) and Alcide.IO Ltd. (Alcide), and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
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
We have posted a net loss in each year since inception, including net losses of $98.8 million, $53.8 million and $55.5 million in the years ended December 31, 2020, 2019 and 2018, respectively. As of March 31, 2021, we had an accumulated deficit of $619.5 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the three months ended March 31, 2021 and 2020, operations located outside of North America generated 18% and 17%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the three months ended March 31, 2021 and 2020 we incurred 14%, and 12%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the three months ended March 31, 2021 and 2020, 9% and 8%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We implemented a hedging program during 2020 and have entered into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
As of December 31, 2020, we had federal and state net operating loss carryforwards (NOLs), of $376.7 million and $290.2 million, respectively, available to offset future taxable income, which expire in various years beginning in 2021 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percentage point ownership change over a three-year testing period. Based upon our historical analysis, we determined that although a limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.
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
We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing, human resources services, customer relationship management, enterprise risk planning and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches and incidents, and to reduce the impact of a security breach or incident at a third-party vendor, such measures cannot provide absolute security. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we maintain measures designed to protect the integrity, confidentiality and security of our data, our security measures could fail and those of our third-party service providers have failed and could fail, any of which could result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.
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
Although by virtue of the UK GDPR, the GDPR applies in the UK in substantially unvaried form, going forward there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and the EEA. Currently. under the post-Brexit Trade and Cooperation Agreement between, on the one hand, the EU and the European Atomic Energy Community and, on the other, the UK, it has been agreed that transfers of personal data to the UK from EU member states will not be treated as “restricted transfers” to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension (the adequacy assessment period). This will also apply to transfers to the UK from EEA member states, assuming those states accede to the relevant provision of the Trade and Cooperation Agreement. This adequacy assessment period may end sooner, if the European Commission adopts an adequacy decision in respect of the UK. On February 19, 2021, the European Commission issued a draft an ‘adequacy decision’ in respect of the UK for a period of four years. This decision is expected to be formally adopted prior to the expiry of the adequacy assessment period.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $94.60 through April 30, 2021. Factors that may affect the market price of our common stock include:
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
In August 2018, we issued $230.0 million aggregate principal amount of the 2023 Notes, in May 2020, we issued $230.0 million aggregate principal amount of 2025 Notes and in March 2021, we issued $600.0 million aggregate principal amount of 2027 Notes (collectively, the Notes). In March 2021, concurrently with the issuance of the 2027 Notes, we used $182.6 million of the proceeds from the issuance of the 2027 Notes to repurchase and retire $182.6 million aggregate principal amount of the 2023 Notes. In addition, we may also incur indebtedness under our senior secured credit facility. Our indebtedness may:
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 10 to our unaudited consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of March 31, 2021, and the 2023 Notes are convertible at the option of the holders, in whole or in part, between April 1, 2021 and June 30, 2021. As of March 31, 2021, an immaterial principal amount of the 2023 Notes was requested for conversion, which is expected to be settled during the quarter ended June 30, 2021. In addition, from April 1, 2021 to the date of this filing, we have not received any additional conversion requests for the 2023 Notes. Whether the 2023 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. As of March 31, 2021, the 2025 Notes and the 2027 Notes are not convertible at the option of the holder. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
In connection with the pricing of the Notes and the exercise by the initial purchasers of their option to purchase additional Notes, we entered into capped call transactions with certain counterparties (Capped Calls). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of the Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricings of the Notes, including with certain investors in the Notes. The counterparties and/or or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the applicable observation period relating to any conversion of the 2023 Notes on or after February 1, 2023, relating to any conversion of the 2025 Notes on or after November 1, 2024 or relating to any conversion of the 2027 Notes on or after December 15, 2026, in each case that is not in connection with a redemption). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Notes and our common stock.

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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 10 to our consolidated financial statements, the conditional conversion feature of the 2023 Notes was triggered as of March 31, 2021, and the 2023 Notes are convertible at the option of the holders, in whole or in part, between April 1, 2021 and June 30, 2021. Whether the Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. As of March 31, 2021, the 2025 Notes and the 2027 Notes are not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Rapid7, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Rapid7, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference).
4.1	Indenture, dated as of March 19, 2021, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 19, 2021, and incorporated herein by reference).
4.2	Form of Global Note, representing Rapid7, Inc.’s 0.25% Convertible Senior Notes due 2027 (included as Exhibit A to the Indenture filed as Exhibit 4.1).
10.1	Purchase Agreement, dated March 16, 2021, by and between Rapid7, Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 19, 2021, and incorporated herein by reference).
10.2	Form of Confirmation for Capped Call Transactions (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 19, 2021, and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPID7, INC.

Date: May 7, 2021	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)