Form 10-Q
period 2021-06-30
Rapid7, Inc.
filed 2021-08-05
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 31, 2021, there were 55,783,467 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$493,568	$173,617
Short-term investments	114,284	138,839
Accounts receivable, net of allowance for doubtful accounts of $2,549 and $3,251 at June 30, 2021 and December 31, 2020, respectively	98,483	111,599
Deferred contract acquisition and fulfillment costs, current portion	23,960	21,536
Prepaid expenses and other current assets	27,555	27,844
Total current assets	757,850	473,435
Long-term investments	5,377	10,124
Property and equipment, net	49,431	53,114
Operating lease right-of-use assets	63,472	67,178
Deferred contract acquisition and fulfillment costs, non-current portion	46,132	43,103
Goodwill	254,418	213,601
Intangible assets, net	54,179	44,296
Other assets	9,450	8,271
Total assets	$1,240,309	$913,122
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,063	$3,860
Accrued expenses	55,633	61,677
Operating lease liabilities, current portion	9,285	9,612
Deferred revenue, current portion	302,186	278,585
Convertible senior notes, current portion, net	44,730	—
Other current liabilities	303	—
Total current liabilities	414,200	353,734
Convertible senior notes, non-current portion, net	810,093	378,586
Operating lease liabilities, non-current portion	71,691	75,737
Deferred revenue, non-current portion	30,124	31,365
Other long-term liabilities	9,596	2,164
Total liabilities	1,335,704	841,586
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; 0 shares issued at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; 56,235,219 and 52,712,084 shares issued at June 30, 2021 and December 31, 2020, respectively; 55,748,411 and 52,225,276 shares outstanding at June 30, 2021 and December 31, 2020, respectively	557	522
Treasury stock, at cost, 486,808 shares at June 30, 2021 and December 31, 2020	(4,764)	(4,764)
Additional paid-in-capital	562,652	692,603
Accumulated other comprehensive (loss) income	(137)	454
Accumulated deficit	(653,703)	(617,279)
Total stockholders’ equity (deficit)	(95,395)	71,536
Total liabilities and stockholders’ equity (deficit)	$1,240,309	$913,122
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Products	$119,147	$92,430	$228,432	$179,979
Professional services	7,274	6,482	15,440	13,273
Total revenue	126,421	98,912	243,872	193,252
Cost of revenue:
Products	33,169	23,118	62,819	44,373
Professional services	6,139	5,963	12,778	12,422
Total cost of revenue	39,308	29,081	75,597	56,795
Total gross profit	87,113	69,831	168,275	136,457
Operating expenses:
Research and development	35,305	26,120	68,385	50,322
Sales and marketing	56,246	44,959	111,224	93,104
General and administrative	17,488	14,484	33,708	28,583
Total operating expenses	109,039	85,563	213,317	172,009
Loss from operations	(21,926)	(15,732)	(45,042)	(35,552)
Other income (expense), net:
Interest income	122	208	218	1,256
Interest expense	(3,059)	(5,917)	(8,453)	(9,379)
Other income (expense), net	148	210	(919)	(237)
Loss before income taxes	(24,715)	(21,231)	(54,196)	(43,912)
Provision for income taxes	9,449	235	9,813	478
Net loss	$(34,164)	$(21,466)	$(64,009)	$(44,390)
Net loss per share, basic and diluted	$(0.62)	$(0.42)	$(1.18)	$(0.88)
Weighted-average common shares outstanding, basic and diluted	55,392,383	50,695,706	54,169,464	50,411,508
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(34,164)	$(21,466)	$(64,009)	$(44,390)
Other comprehensive income (loss):
Change in fair value of investments	(3)	128	(12)	(107)
Adjustments for net losses (gains) realized and included in net loss	—	35	—	(21)
Total change in unrealized (losses) gains on investments	(3)	163	(12)	(128)
Change in fair value of cash flow hedges	(72)	—	(201)	—
Adjustments for net gains realized and included in net loss	(174)	—	(378)	—
Total change in unrealized losses on cash flow hedges	(246)	—	(579)	—
Total other comprehensive (loss) income	(249)	163	(591)	(128)
Comprehensive loss	$(34,413)	$(21,303)	$(64,600)	$(44,518)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	55,091	$551	487	$(4,764)	$542,415	$112	$(619,539)	$(81,225)
Stock-based compensation expense	—	—	—	—	22,487	—	—	22,487
Vesting of restricted stock units	500	5	—	—	(5)	—	—	—
Shares withheld for employee taxes	(42)	(1)	—	—	(3,346)	—	—	(3,347)
Issuance of common stock upon exercise of stock options	109	1	—	—	1,102	—	—	1,103
Issuance of common stock in connection with conversion of convertible senior notes	23	—	—	—	—	—	—	—
Issuance of common stock related to acquisition	67	1	—	—	(1)	—	—	—
Other comprehensive loss	—	—	—	—	—	(249)	—	(249)
Net loss	—	—	—	—	—	—	(34,164)	(34,164)
Balance, June 30, 2021	55,748	$557	487	$(4,764)	$562,652	$(137)	$(653,703)	$(95,395)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2020	50,419	$504	487	$(4,764)	$621,992	$(78)	$(541,354)	$76,300
Stock-based compensation expense	—	—	—	—	15,864	—	—	15,864
Vesting of restricted stock units	415	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(42)	—	—	—	(1,917)	—	—	(1,917)
Issuance of common stock upon exercise of stock options	160	1	—	—	2,163	—	—	2,164
Other comprehensive gain	—	—	—	—	—	163	—	163
Equity component of convertible senior notes, net	—	—	—	—	46,835	—	—	46,835
Purchase of capped calls related to convertible senior notes	—	—	—	—	(27,255)	—	—	(27,255)
Net loss	—	—	—	—	—	—	(21,466)	(21,466)
Balance, June 30, 2020	50,952	$509	487	$(4,764)	$657,678	$85	$(562,820)	$90,688

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	52,225	$522	487	$(4,764)	$692,603	$454	$(617,279)	$71,536
Stock-based compensation expense	—	—	—	—	44,771	—	—	44,771
Issuance of common stock under employee stock purchase plan	148	1	—	—	4,466	—	—	4,467
Vesting of restricted stock units	874	9	—	—	(9)	—	—	—
Shares withheld for employee taxes	(80)	(1)	—	—	(6,670)	—	—	(6,671)
Issuance of common stock upon exercise of stock options	279	3	—	—	2,518	—	—	2,521
Purchase of capped calls related to convertible senior notes	—	—	—	—	(76,020)	—	—	(76,020)
Issuance of common stock in connection with repurchase and conversion of convertible senior notes	2,200	22	—	—	(2,720)	—	—	(2,698)
Issuance of common stock in connection with inducement of convertible senior notes	35	—	—	—	2,740	—	—	2,740
Issuance of common stock related to acquisition	67	1	—	—	(1)	—	—	—
Cumulative-effect adjustment for the adoption of ASU 2020-06	—	—	—	—	(99,026)		27,585	(71,441)
Other comprehensive loss	—	—	—	—	—	(591)	—	(591)
Net loss	—	—	—	—	—	—	(64,009)	(64,009)
Balance, June 30, 2021	55,748	$557	487	$(4,764)	$562,652	$(137)	$(653,703)	$(95,395)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	49,911	$499	487	$(4,764)	$605,650	$213	$(518,430)	$83,168
Stock-based compensation expense	—	—	—	—	28,829	—	—	28,829
Issuance of common stock under employee stock purchase plan	102	1	—	—	3,345	—	—	3,346
Vesting of restricted stock units	723	7	—	—	(7)	—	—	—
Shares withheld for employee taxes	(69)	—	—	—	(3,450)	—	—	(3,450)
Issuance of common stock upon exercise of stock options	285	2	—	—	3,731	—	—	3,733
Other comprehensive loss	—	—	—	—	—	(128)	—	(128)
Equity component of convertible senior notes, net	—	—	—	—	46,835	—	—	46,835
Purchase of capped calls related to convertible senior notes	—	—	—	—	(27,255)	—	—	(27,255)
Net loss	—	—	—	—	—	—	(44,390)	(44,390)
Balance, June 30, 2020	50,952	$509	487	$(4,764)	$657,678	$85	$(562,820)	$90,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(64,009)	$(44,390)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,768	10,419
Amortization of debt discount and issuance costs	1,791	7,007
Stock-based compensation expense	44,676	29,793
Deferred income taxes	3,924	—
Induced conversion expense	2,740	—
Other	1,446	1,060
Changes in operating assets and liabilities:
Accounts receivable	12,816	10,835
Deferred contract acquisition and fulfillment costs	(5,453)	(2,994)
Prepaid expenses and other assets	394	1,773
Accounts payable	(1,329)	137
Accrued expenses	(7,592)	(7,437)
Deferred revenue	22,220	(11,996)
Other liabilities	4,389	(980)
Net cash provided by (used in) operating activities	29,781	(6,773)
Cash flows from investing activities:
Business acquisition, net of cash acquired	(52,420)	(125,771)
Purchases of property and equipment	(2,671)	(3,955)
Capitalization of internal-use software costs	(4,205)	(2,948)
Purchases of investments	(59,308)	(49,259)
Sales/maturities of investments	87,938	146,599
Other	(1,500)	—
Net cash used in investing activities	(32,166)	(35,334)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $14,560 and $6,500 for the six months ended June 30, 2021 and 2020, respectively	585,440	223,500
Purchase of capped calls related to convertible senior notes	(76,020)	(27,255)
Payments of debt issuance costs	—	(248)
Payments for repurchase and conversion of convertible senior notes	(184,649)	—
Payments related to business acquisition	(2,431)	—
Taxes paid related to net share settlement of equity awards	(6,671)	(3,450)
Proceeds from employee stock purchase plan	4,467	3,346
Proceeds from stock option exercises	2,530	3,728
Net cash provided by financing activities	322,666	199,621
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(293)	(301)
Net increase in cash, cash equivalents and restricted cash	319,988	157,213
Cash, cash equivalents and restricted cash, beginning of period	173,617	123,413
Cash, cash equivalents and restricted cash, end of period	$493,605	$280,626
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$4,025	$1,438
Cash paid for income taxes, net of refunds	$632	$135
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$493,568	$279,343
Restricted cash included in prepaid expenses and other current assets	37	$1,283
Total cash, cash equivalents and restricted cash	$493,605	$280,626
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
The COVID-19 pandemic has resulted in a sustained global slowdown of economic activity that has decreased demand for a broad variety of goods and services, including from our customers. While we have not experienced significant disruptions from the COVID-19 pandemic during the three and six months ended June 30, 2021, we are unable to accurately predict the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Other than the impact of our early adoption of Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06) on January 1, 2021, as further detailed in Note 10, Debt, there have been no additional changes to the significant accounting policies during the three and six-month periods ended June 30, 2021.

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
The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Subscriptions	$117,014	$89,591	$224,181	$174,139
Perpetual software licenses	2,036	2,636	4,150	5,406
Professional services	7,274	6,482	15,440	13,273
Other	97	203	101	434
Total revenue	$126,421	$98,912	$243,872	$193,252
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended June 30, 2021 and 2020, we recognized revenue of $108.2 million and $84.8 million, respectively, and for the six months ended June 30, 2021 and 2020, we recognized revenue of $181.3 million and $149.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of June 30, 2021 and December 31, 2020, unbilled receivables of $0.9 million and $1.2 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of June 30, 2021 and December 31, 2020, we had no contract assets recorded on our consolidated balance sheet.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2021. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscriptions	$314,471	$91,750
Perpetual software licenses	5,981	1,813
Professional services	14,101	1,142

Note 3. Business Combinations
Velocidex
On April 12, 2021, we acquired Velocidex Enterprises Pty Ltd (Velocidex), a leading open-source technology and community used for endpoint monitoring, digital forensics, and incident response. The purchase price consisted of $2.7 million paid in cash and $0.3 million in deferred cash payments. The purchase price was allocated to developed technology intangible asset which has an estimated useful life of 6 years.
Alcide.IO Ltd.
On January 28, 2021, we acquired Alcide.IO Ltd. (Alcide), a leading provider of Kubernetes security, for a purchase consideration of $50.5 million, which was funded in cash.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase price	$50,538

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	818
Other current assets	163
Deferred tax asset, long-term	1,621
Other assets	208
Accounts payable and other current liabilities	(3,489)
Intangible assets	10,400
Total identifiable net assets assumed	9,721
Goodwill	40,817
Total purchase price allocation	$50,538

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
In the six months ended June 30, 2021, we recorded $0.9 million of acquisition-related costs related to the acquisition of Alcide, of which $0.8 million was recorded to general and administrative expense and $0.1 million was recorded to sales and marketing expense.
During the three months ended June 30, 2021, we sold acquired intellectual property through an intercompany transaction, which resulted in $5.0 million of current tax expense and $3.9 million of deferred tax expense in Israel.
Pro forma results of operations have not been included, as the acquisition of Alcide was not material to our results of operations for any periods presented.
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

Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	35,204	2	—	35,206
Commercial paper	55,227	—	—	55,227
Corporate bonds	29,218	11	(1)	29,228
Total	$119,649	$13	$(1)	$119,661

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$83,596	$3	$(12)	$83,587
Corporate bonds	24,162	31	(1)	24,192
Commercial paper	34,766	—	—	34,766
Agency bonds	3,998	1	—	3,999
Asset-backed securities	2,419	—	—	2,419
Total	$148,941	$35	$(13)	$148,963
As of June 30, 2021, our available-for-sale investments had maturities ranging from 1 to 18 months. As of December 31, 2020, our available-for-sale investments had maturities ranging from 1 to 16 months.
For all of our investments for which the amortized cost basis was greater than the fair value at June 30, 2021 and December 31, 2020, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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

The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	442,636	$—	$—	$442,636
U.S. government agencies	35,206	—	—	35,206
Commercial paper	—	55,227	—	55,227
Corporate bonds	—	29,228	—	29,228
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	159	—	159
Total	$477,842	$84,614	$—	$562,456
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	$—	$307	$—	$307
Total	$—	$307	$—	$307

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$152,570	$—	$—	$152,570
U.S. government agencies	83,587	—	—	83,587
Commercial paper	—	34,766	—	34,766
Corporate bonds	—	24,192	—	24,192
Agency bonds	—	3,999	—	3,999
Asset-backed securities	—	2,419	—	2,419
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	432	—	432
Total	$236,157	$65,808	$—	$301,965
As of June 30, 2021, the fair value of our 1.25%, 2.25% and 0.25% convertible senior notes due 2023, 2025 and 2027, as further described in Note 10, Debt, was $102.7 million, $381.7 million and $665.6 million, respectively, based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Computer equipment and software	$14,576	$13,438
Furniture and fixtures	9,567	9,655
Leasehold improvements	50,584	50,336
Total	74,727	73,429
Less accumulated depreciation	(25,296)	(20,315)
Property and equipment, net	$49,431	$53,114
Depreciation expense was $3.1 million and $2.7 million for the three months ended June 30, 2021 and 2020, respectively, and $6.0 million and $5.4 million for the six months ended June 30, 2021 and 2020, respectively.
Note 7. Goodwill and Intangible Assets
Goodwill was $254.4 million and $213.6 million as of June 30, 2021 and December 31, 2020, respectively. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2020	$213,601
Alcide acquisition	40,817
Balance at June 30, 2021	$254,418
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of June 30, 2021			As of December 31, 2020
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.7	$67,855	$(30,441)	$37,414	$54,455	$(24,780)	$29,675
Customer relationships	6.3	2,700	(1,164)	1,536	2,700	(958)	1,742
Trade names	5.4	1,419	(729)	690	1,419	(639)	780
Total acquired intangible assets		71,974	(32,334)	39,640	58,574	(26,377)	32,197
Internal-use software	3.0	20,207	(5,668)	14,539	16,002	(3,903)	12,099
Total intangible assets		$92,181	$(38,002)	$54,179	$74,576	$(30,280)	$44,296
Amortization expense was $4.0 million and $2.8 million for the three months ended June 30, 2021 and 2020, respectively, and $7.7 million and $5.0 million for the six months ended June 30, 2021 and 2020, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of June 30, 2021 was as follows (in thousands):

2021 (for the remaining six months)	$7,551
2022	12,792
2023	9,906
2024	6,223
2025	5,677
2026 and thereafter	3,629
Total	$45,778
The table above excludes the impact of $8.4 million of capitalized internal-use software costs for projects that have not been completed as of June 30, 2021, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 8. Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Beginning balance	$64,639	$51,260
Capitalization of contract acquisition and fulfillment costs	17,587	12,378
Amortization of deferred contract acquisition and fulfillment costs	(12,134)	(9,384)
Ending balance	$70,092	$54,254

Note 9. Derivatives and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of eighteen months or less, and as of June 30, 2021 and December 31, 2020, outstanding forward contracts had a total notional value of $23.4 million and $12.5 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three months ended June 30, 2021, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
For the three and six months ended June 30, 2021, we reclassified realized gains of $0.2 million and $0.4 million, respectively, from accumulated other comprehensive income (loss) on our consolidated balance sheet to the financial statement line item associated with the underlying hedged transaction on our consolidated statement of operations.
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
As of June 30, 2021, the conversion features of the 2023 Notes and the 2025 Notes were triggered as the last reported price of our common stock was greater than or equal to 130% of the conversion prices for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the 2023 Notes and the 2025 Notes were convertible, in whole or in part, at the option of the holders from July 1, 2021 through September 30, 2021. Whether the 2023 Notes or the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since we may elect to repay the 2025 Notes in cash, shares of our common stock, or a combination of both, we have continued to classify the 2025 Notes as long-term debt on our consolidated balance sheet as of June 30, 2021. We have classified the 2023 Notes as a current liability on our consolidated balance sheet as of June 30, 2021 as we expect to repay these 2023 Notes in a combination of cash and shares of our common stock within a year. As of June 30, 2021, the 2027 Notes are not convertible at the option of the holder.
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
Partial Repurchase and Conversion of the 2023 Notes
On March 16, 2021, we used a portion of the proceeds from the issuance of the 2027 Notes, together with 2.2 million shares of our common stock, to repurchase and retire $182.6 million aggregate principal amount of the 2023 Notes, and paid accrued and unpaid interest thereon (the 2023 Notes Repurchase Transaction). The 2023 Notes Repurchase Transaction was accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). The total fair value of the additional common stock issued to induce the conversion of $2.7 million was recognized as an inducement expense and classified as a component of interest expense in our consolidated statement of operations. The remaining cash and common stock consideration issued under the original terms of the 2023 Notes was accounted for under the general conversion accounting guidance where the difference between the carrying amount of the 2023 Notes retired, including unamortized debt issuance cost of $2.7 million, and the cash consideration paid and the par amount of the common stock issued, was recorded in additional paid-in capital.
During the first quarter of 2021, holders of the 2023 Notes elected to convert Notes with a principal amount of $2.0 million. Cash was paid for the principal and the excess conversion spread was paid in 23,123 shares of our common stock.
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
The net carrying amount of the Notes as of June 30, 2021 and December 31, 2020 was as follows (in thousands):

	As of June 30, 2021				As of December 31, 2020
	2023 Notes	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	Total
Principal	$45,351	$230,000	$600,000	$875,351	$230,000	$230,000	$460,000
Unamortized debt discount	—	—	—	—	(30,425)	(42,930)	(73,355)
Unamortized debt issuance costs	(621)	(5,629)	(14,278)	(20,528)	(3,009)	(5,050)	(8,059)
Net carrying amount	$44,730	$224,371	$585,722	$854,823	$196,566	$182,020	$378,586
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,
	2021				2020
	2023 Notes	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$148	$1,294	$375	$1,817	$719	$863	$1,582
Amortization of debt discount	—	—	—	—	2,543	1,293	3,836
Amortization of debt issuance costs	153	341	602	1,096	251	152	403
Total interest expense	$301	$1,635	$977	$2,913	$3,513	$2,308	$5,821

	Six Months Ended June 30,
	2021				2020
	2023 Notes	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$706	$2,588	$425	$3,719	$1,438	$863	$2,301
Amortization of debt discount	—	—	—	—	5,039	1,293	6,332
Amortization of debt issuance costs	374	660	682	1,716	498	152	650
Induced conversion expense	2,740	—	—	2,740	—	—	—
Total interest expense	$3,820	$3,248	$1,107	$8,175	$6,975	$2,308	$9,283

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
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (LIBOR) rate (subject to a 1.00% floor), plus an applicable margin equal to 2.50% per annum or the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum. As of June 30, 2021, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of June 30, 2021, we had a total of $7.6 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.
Note 11. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 9.4 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within the next 6.2 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$3,779	$3,881	$7,545	$7,252
Short-term lease costs	154	224	319	514
Variable lease costs	1,317	1,367	2,780	2,289
Total lease costs	$5,250	$5,472	$10,644	$10,055
Supplemental balance sheet information related to the operating leases was as follows:

	As of June 30, 2021	As of December 31, 2020
Weighted average remaining lease term (in years) - operating leases	7.5	7.9
Weighted average discount rate - operating leases	7.6%	7.7%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,177	$2,524	$8,324	$6,360
ROU assets obtained in exchange for new lease obligations	$909	$11,607	$1,061	$15,597
Maturities of operating lease liabilities as of June 30, 2021 were as follows (in thousands):

2021 (for the remaining six months)	$7,469
2022	14,538
2023	14,220
2024	13,481
2025	12,564
2026 and thereafter	41,697
Total lease payments	$103,969
Less: imputed interest	(22,993)
Total	$80,976

Note 12. Stock-Based Compensation Expense
(a)General
Stock-based compensation expense for restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,812	$1,131	$3,366	$2,062
Research and development	9,420	6,389	17,235	11,034
Sales and marketing	6,038	4,345	11,784	8,023
General and administrative	6,544	4,581	12,291	8,674
Total stock-based compensation expense	$23,814	$16,446	$44,676	$29,793
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2021 and 2020 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the three months ended June 30, 2021 and 2020, we recognized stock-based compensation expense related to such bonuses in the amount of $1.3 million and $0.4 million, respectively, and during the six months ended June 30, 2021 and 2020, we recognized stock-based compensation expense related to such bonuses in the amount of $2.3 million and $0.8 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of June 30, 2021 and 2020. For all employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.

(b)Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the six months ended June 30, 2021 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2020	2,941,914	$45.86
Granted	1,596,786	88.11
Vested	(874,164)	42.46
Forfeited	(176,261)	59.86
Unvested balance as of June 30, 2021	3,488,275	$65.34
As of June 30, 2021, the unrecognized compensation expense related to our unvested RSUs and PSUs was $213.4 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.7 years.
(c)Stock Options
Stock option activity during the six months ended June 30, 2021 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,933,013	$10.07
Granted	—	—
Exercised	(278,816)	9.04		$20,586
Forfeited/cancelled	(300)	7.73
Outstanding as of June 30, 2021	1,653,897	$10.24	3.6	$139,567
Vested and exercisable as of June 30, 2021	1,634,425	$10.09	3.6	$138,180

As of June 30, 2021, the unrecognized compensation expense related to our unvested stock options was $0.2 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 0.6 years.
The total fair value of stock options vested in the six months ended June 30, 2021 was $0.5 million.
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

Note 13. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(34,164)	$(21,466)	$(64,009)	$(44,390)
Denominator:
Weighted-average common shares outstanding, basic and diluted	55,392,383	50,695,706	54,169,464	50,411,508
Net loss per share, basic and diluted	$(0.62)	$(0.42)	$(1.18)	$(0.88)
We intend to settle any conversion of our 2023 Notes, 2025 Notes and 2027 Notes in cash, shares, or a combination thereof. As a result of our adoption of ASU 2020-06 on January 1, 2021, the dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For periods prior to our January 1, 2021 adoption of ASU 2020-06, we considered the impact of the Notes on our diluted net income (loss) per share calculation based on applying the treasury stock method as we had the ability, and intent, to settle any conversions of the Notes solely in cash at that time. For the three and six months ended June 30, 2021 and 2020, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive under each respective method.
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
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2021	2020
Options to purchase common stock	1,653,897	2,404,012
Unvested restricted stock units	3,488,275	3,639,708
Common shares to be issued to DivvyCloud founders	133,730	200,596
Shares to be issued under ESPP	50,382	77,926
Convertible senior notes	10,663,519	9,299,432
Total	15,989,803	15,621,674

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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
United States	$99,256	$79,457	$191,765	$155,295
Other	27,165	19,455	52,107	37,957
Total	$126,421	$98,912	$243,872	$193,252
Property and equipment, net by geographic area was as follows:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
United States	$37,180	$40,101
Other	12,251	13,013
Total	$49,431	$53,114

Note 16. Subsequent Event
On July 16, 2021, we acquired all of the issued capital of IntSights Cyber Intelligence Ltd., a provider of contextualized external threat intelligence and proactive threat remediation, for consideration of approximately $321.0 million, an aggregate of 206,608 shares of Rapid7's common stock to be issued to the founders of IntSights in three installments over a thirty-month period following the close date and $5.6 million in deferred cash payments. As part of the acquisition, we acquired $12.7 million in cash resulting in a net cash outflow of $308.3 million at closing.

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
• perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to security breaches in our customers' systems, unscheduled downtime or outages;
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
These statements represent the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of June 30, 2021, we had over 9,300 customers in 144 countries, including 41% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three and six months ended June 30, 2021 or 2020.
Recent Developments
Acquisitions
On July 16, 2021, we acquired IntSights Cyber Intelligence Ltd. (IntSights), a provider of contextualized external threat intelligence and proactive threat remediation, for consideration of approximately $321.0 million, an aggregate of 206,608 shares of Rapid7's common stock to be issued to the founders of IntSights in three installments over a thirty-month period following the close date, and $5.6 million in deferred cash payments. As part of the acquisition, we acquired $12.7 million in cash resulting in a net cash outflow of $308.3 million at closing.
On April 12, 2021, we acquired Velocidex Enterprises Pty Ltd (Velocidex), a leading open-source technology and community used for endpoint monitoring, digital forensics, and incident response, for a purchase price of $3.0 million.
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
We will continue to actively monitor the at times rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain. Furthermore, due to our subscription model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. While we have not experienced significant disruptions from the COVID-19 pandemic during the three and six months ended June 30, 2021, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the result of vaccination efforts, resurgence of the virus, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
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
For the three months ended June 30, 2021 and 2020, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 93% and 91%, respectively, of total revenue. For the six months ended June 30, 2021 and 2020, recurring revenue was 92% and 90%, respectively, of total revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Total revenue	$126,421	$98,912	$243,872	$193,252
Year-over-year revenue growth	27.8%	25.3%	26.2%	27.0%
Non-GAAP income from operations	$6,070	$4,265	$7,976	$332
Free cash flow	$5,040	$(2,231)	$22,905	$(13,676)

	As of June 30,
	2021	2020
	(dollars in thousands)
Number of customers (1)	9,315	8,223
Year-over-year customer growth	13%	9%
Annualized recurring revenue (ARR)	$488,860	$379,891
Year-over-year ARR growth	28.7%	31.0%

(1) In 2021, we modified our definition of a customer in order to better align the calculation of our number of customers with ARR. We previously defined a customer as any entity that has (1) an active Rapid7 contract or a contract that expired within 90 days or less of the applicable measurement date; and for Logentries products, those customers with a contract value equal to or greater than $2,400 per year, or (2) purchased Rapid7 professional services within the 12 months preceding the applicable measurement date. We have eliminated the 90-day expiration period and removed professional services-only customers and low-value InsightOps customers. See the revised definition below. Prior period number of customers have been revised to conform with the modified definition.

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
Free Cash Flow. Free cash flow is a non-GAAP measure that we define as net cash provided by (used in) operating activities less purchases of property and equipment and capitalization of internal-use software costs. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after necessary capital expenditures. See Non-GAAP Financial Results below for a reconciliation of non-GAAP free cash flow to the comparable GAAP financial measure.
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

Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income (loss), non-GAAP net income (loss) per share, adjusted EBITDA and free cash flow. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
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
•Acquisition-related expenses. We exclude acquisition-related expenses that are unrelated to the current operations and neither are comparable to the prior period nor predictive of future results. Our acquisition-related expenses for the three and six months ended June 30, 2021 include $9.0 million of tax expense related to the sale of acquired intellectual property through an intercompany transaction related to the Alcide acquisition.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
GAAP total gross profit	$87,113	$69,831	$168,275	$136,457
Stock-based compensation expense	1,812	1,131	3,366	2,062
Amortization of acquired intangible assets	2,920	2,175	5,661	3,833
Non-GAAP total gross profit	$91,845	$73,137	$177,302	$142,352

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
GAAP gross profit – products	$85,978	$69,312	$165,613	$135,606
Stock-based compensation expense	1,200	710	2,218	1,283
Amortization of acquired intangible assets	2,920	2,175	5,661	3,833
Non-GAAP gross profit – products	$90,098	$72,197	$173,492	$140,722

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
GAAP gross profit – professional services	$1,135	$519	$2,662	$851
Stock-based compensation expense	612	421	1,148	779
Non-GAAP gross profit – professional services	$1,747	$940	$3,810	$1,630
The following table reconciles GAAP loss from operations to non-GAAP income from operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
GAAP loss from operations	$(21,926)	$(15,732)	$(45,042)	$(35,552)
Stock-based compensation expense	23,814	16,446	44,676	29,793
Amortization of acquired intangible assets	3,068	2,285	5,957	3,975
Acquisition-related expenses	863	831	2,031	1,138
Litigation-related expenses	251	435	354	978
Non-GAAP income from operations	$6,070	$4,265	$7,976	$332

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
GAAP net loss	$(34,164)	$(21,466)	$(64,009)	$(44,390)
Stock-based compensation expense	23,814	16,446	44,676	29,793
Amortization of acquired intangible assets	3,068	2,285	5,957	3,975
Acquisition-related expenses	9,828	831	10,996	1,138
Litigation-related expenses	251	435	354	978
Amortization of debt discount and issuance costs	1,133	4,264	1,791	7,007
Induced conversion expense	—	—	2,740	—
Non-GAAP net income (loss)	$3,930	$2,795	$2,505	$(1,499)

Reconciliation of net loss per share, basic:
GAAP net loss per share, basic	$(0.62)	$(0.42)	$(1.18)	$(0.88)
Non-GAAP adjustments to net loss	0.69	0.48	1.23	0.85
Non-GAAP net income (loss) per share, basic	$0.07	$0.06	$0.05	$(0.03)

Reconciliation of net loss per share, diluted:
GAAP net loss per share, diluted	$(0.62)	$(0.42)	$(1.18)	$(0.88)
Non-GAAP adjustments to net loss	0.69	0.47	1.22	0.85
Non-GAAP net income (loss) per share, diluted	$0.07	$0.05	$0.04	$(0.03)

Weighted average shares used in GAAP and non-GAAP per share calculation, basic and diluted	55,392,383	50,695,706	54,169,464	50,411,508

Weighted average shares used in GAAP and non-GAAP per share calculation:
Basic	55,392,383	50,695,706	54,169,464	50,411,508
Diluted	57,731,694	53,063,261	56,626,465	50,411,508
The following table reconciles GAAP net loss to adjusted EBITDA for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
GAAP net loss	$(34,164)	$(21,466)	$(64,009)	$(44,390)
Interest income	(122)	(208)	(218)	(1,256)
Interest expense	3,059	5,917	8,453	9,379
Other (income) expense, net	(148)	(210)	919	237
Provision for income taxes	9,449	235	9,813	478
Depreciation expense	3,053	2,740	6,047	5,415
Amortization of intangible assets	3,975	2,836	7,721	5,004
Stock-based compensation expense	23,814	16,446	44,676	29,793
Acquisition-related expenses	863	831	2,031	1,138
Litigation-related expenses	251	435	354	978
Adjusted EBITDA	$10,030	$7,556	$15,787	$6,776

The following table reconciles net cash provided by (used in) operating activities to free cash flow for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$9,186	$442	$29,781	$(6,773)
Purchases of property and equipment	(1,699)	(1,199)	(2,671)	(3,955)
Capitalized internal-use software costs	(2,447)	(1,474)	(4,205)	(2,948)
Free cash flow	$5,040	$(2,231)	$22,905	$(13,676)

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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$119,147	$92,430	$228,432	$179,979
Professional services	7,274	6,482	15,440	13,273
Total revenue	126,421	98,912	243,872	193,252
Cost of revenue:(1)
Products	33,169	23,118	62,819	44,373
Professional services	6,139	5,963	12,778	12,422
Total cost of revenue	39,308	29,081	75,597	56,795
Operating expenses:(1)
Research and development	35,305	26,120	68,385	50,322
Sales and marketing	56,246	44,959	111,224	93,104
General and administrative	17,488	14,484	33,708	28,583
Total operating expenses	109,039	85,563	213,317	172,009
Loss from operations	(21,926)	(15,732)	(45,042)	(35,552)
Interest income	122	208	218	1,256
Interest expense	(3,059)	(5,917)	(8,453)	(9,379)
Other income (expense), net	148	210	(919)	(237)
Loss before income taxes	(24,715)	(21,231)	(54,196)	(43,912)
Provision for income taxes	9,449	235	9,813	478
Net loss	$(34,164)	$(21,466)	$(64,009)	$(44,390)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,812	$1,131	$3,366	$2,062
Research and development	9,420	6,389	17,235	11,034
Sales and marketing	6,038	4,345	11,784	8,023
General and administrative	6,544	4,581	12,291	8,674
Total stock-based compensation expense	$23,814	$16,446	$44,676	$29,793

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$4,385	$3,238	$8,536	$5,861
Research and development	871	693	1,729	1,352
Sales and marketing	1,305	1,224	2,574	2,390
General and administrative	467	421	929	816
Total depreciation and amortization expense	$7,028	$5,576	$13,768	$10,419

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Statement of Operations Data:
Revenue:
Products	94.2%	93.4%	93.7%	93.1%
Professional services	5.8	6.6	6.3	6.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	26.2	23.4	25.8	23.0
Professional services	4.9	6.0	5.2	6.4
Total cost of revenue	31.1	29.4	31.0	29.4
Operating expenses:
Research and development	27.9	26.4	28.0	26.0
Sales and marketing	44.5	45.5	45.6	48.2
General and administrative	13.8	14.6	13.8	14.8
Total operating expenses	86.3	86.5	87.5	89.0
Loss from operations	(17.3)	(15.9)	(18.5)	(18.4)
Interest income	0.1	0.2	0.1	0.6
Interest expense	(2.4)	(6.0)	(3.5)	(4.9)
Other income (expense), net	0.1	0.2	(0.4)	(0.1)
Loss before income taxes	(19.5)	(21.5)	(22.2)	(22.8)
Provision for income taxes	7.5	0.2	4.0	0.2
Net loss	(27.0)%	(21.7)%	(26.2)%	(23.0)%
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue:
Products	$119,147	$92,430	$26,717	28.9%
Professional services	7,274	6,482	792	12.2
Total revenue	$126,421	$98,912	$27,509	27.8%
Total revenue increased by $27.5 million in the three months ended June 30, 2021 compared to the same period in 2020. The $27.5 million increase in revenue consisted of a $1.2 million increase in revenue from new customers and a $26.3 million increase in revenue from existing customers. The $26.3 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the three months ended June 30, 2021 compared to the same period in 2020 was comprised of $20.9 million generated from sales in North America and $6.6 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue:
Products	$33,169	$23,118	$10,051	43.5%
Professional services	6,139	5,963	176	3.0
Total cost of revenue	$39,308	$29,081	$10,227	35.2%
Gross margin %:
Products	72.2%	75.0%
Professional services	15.6	8.0
Total gross margin %	68.9%	70.6%
Total cost of revenue increased by $10.2 million in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a $5.4 million increase in cloud computing costs related to growing cloud-based subscription revenue and a $3.6 million increase in personnel costs, inclusive of a $0.7 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. Our increase in total cost of revenue also included a $0.8 million increase in amortization expense for acquired intangible assets and a $0.4 million increase in other expenses.
Total gross margin percentage decreased for the three months ended June 30, 2021 compared to the same period in 2020. The decrease in products gross margin for the three months ended June 30, 2021 was primarily due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products. The increase in professional services gross margin for the three months ended June 30, 2021 was primarily due to the increase in professional services revenue.
Operating Expenses
Research and Development Expense

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$35,305	$26,120	$9,185	35.2%
% of revenue	27.9%	26.4%
Research and development expense increased by $9.2 million in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a $7.3 million increase in personnel costs, a $1.0 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.7 million increase in third-party infrastructure costs, and a $0.2 million increase in other expenses. The $7.3 million increase in personnel costs was primarily due to a $4.3 million increase in salaries and related costs driven by growth in headcount, inclusive of $3.9 million in additional salaries and related costs attributable to the employees acquired in the acquisition of DivvyCloud in May 2020 and the acquisition of Alcide in January 2021, and a $3.0 million increase in stock-based compensation expense, including $1.4 million of stock-based compensation expense related to employees acquired in the acquisitions of DivvyCloud and Alcide.
Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$56,246	$44,959	$11,287	25.1%
% of revenue	44.5%	45.5%
Sales and marketing expense increased by $11.3 million in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a $7.4 million increase in personnel costs, a $1.9 million increase in commission expense, a $1.0 million increase in marketing and advertising costs and a $1.0 million increase in other expenses. The $7.4 million increase in personnel costs was primarily due to a $5.7 million increase in salaries and related costs driven by growth in headcount, inclusive of $0.7 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition in May 2020, and a $1.7 million increase in stock-based compensation expense.

General and Administrative Expense

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$17,488	$14,484	$3,004	20.7%
% of revenue	13.8%	14.6%
General and administrative expense increased by $3.0 million in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to a $2.0 million increase in personnel costs related to an increase in stock-based compensation expense, a $0.9 million increase in professional consulting fees and a $0.8 million increase in other expenses. These increases were partially offset by a $0.7 million decrease in bad debt expense.
Interest Income

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$122	$208	$(86)	(41.3)%
% of revenue	0.1%	0.2%
Interest income decreased by $0.1 million in the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a decrease in interest rates.
Interest Expense

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$(3,059)	$(5,917)	$2,858	(48.3)%
% of revenue	(2.4)%	(6.0)%
Interest expense decreased by $2.9 million in the three months ended June 30, 2021 compared to the same period in 2020 primarily due to a $3.8 million decrease in amortization of debt discount costs as a result of our adoption of ASU 2020-06, partially offset by a $0.7 million increase in amortization of debt issuance costs related to the 2025 Notes issued in May 2020, the 2027 Notes issued in March 2021 and the revolving credit facility issued in April 2020 and a $0.2 million increase in contractual interest.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income (expense), net	$148	$210	$(62)	(29.5)%
% of revenue	0.1%	0.2%
Other income (expense), net decreased by $0.1 million in the three months ended June 30, 2021 compared to the same period in 2020 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Three Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$9,449	$235	$9,214	3,920.9%
% of revenue	7.5%	0.2%
Provision for income taxes increased by $9.2 million in the three months ended June 30, 2021 compared to the same period in 2020 primarily due to $9.0 million of tax expense recorded for an intercompany sale of intellectual property as part of post-acquisition tax planning related to the Alcide acquisition and an increase of $0.2 million due to our increased operations in foreign jurisdictions.

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue:
Products	$228,432	$179,979	$48,453	26.9%
Professional services	15,440	13,273	2,167	16.3
Total revenue	$243,872	$193,252	$50,620	26.2%
Total revenue increased by $50.6 million in the six months ended June 30, 2021 compared to the same period in 2020. The $50.6 million increase in revenue consisted of a $2.3 million increase in revenue from new customers and a $48.3 million increase in revenue from existing customers. The $48.3 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the six months ended June 30, 2021 compared to the same period in 2020 was comprised of $38.6 million generated from sales in North America and $12.0 million generated from sales from the rest of the world.
Cost of Revenue

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue:
Products	$62,819	$44,373	$18,446	41.6%
Professional services	12,778	12,422	356	2.9
Total cost of revenue	$75,597	$56,795	$18,802	33.1%
Gross margin %:
Products	72.5%	75.3%
Professional services	17.2	6.4
Total gross margin %	69.0%	70.6%
Total cost of revenue increased by $18.8 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to a $9.5 million increase in cloud computing costs related to growing cloud-based subscription revenue and a $7.5 million increase in personnel costs, inclusive of a $1.3 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. The $7.5 million increase in personnel costs included $0.3 million of additional costs attributable to the employees acquired in the DivvyCloud acquisition in May 2020. Our increase in total cost of revenue also included a $1.8 million increase in amortization expense for acquired intangible assets.
Total gross margin percentage decreased for the six months ended June 30, 2021 compared to the same period in 2020. The decrease in products gross margin for the six months ended June 30, 2021 was primarily due to an increase in revenue from cloud-based subscriptions and managed services, which have lower gross margins than our licensed software products. The increase in professional services gross margin for the six months ended June 30, 2021 was primarily due to the increase in professional services revenue.
Operating Expenses
Research and Development Expense

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$68,385	$50,322	$18,063	35.9%
% of revenue	28.0%	26.0%
Research and development expense increased by $18.1 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to a $15.7 million increase in personnel costs, a $1.8 million increase in third-party infrastructure costs and a $0.6 million increase in other expenses. The $15.7 million increase in personnel costs was primarily due to a $9.5 million increase in salaries and related costs driven by growth in headcount, inclusive of $8.7 million in additional salaries and related costs attributable to the employees acquired in the acquisition of DivvyCloud in May 2020 and the acquisition of Alcide in January 2021, and a $6.2 million increase in stock-based compensation expense, including $3.3 million of stock-based compensation expense related to employees acquired in the acquisitions of DivvyCloud and Alcide.
Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$111,224	$93,104	$18,120	19.5%
% of revenue	45.6%	48.2%
Sales and marketing expense increased by $18.1 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to a $14.2 million increase in personnel costs, a $3.5 million increase in commission expense, a $1.9 million increase in marketing and advertising costs, a $0.7 million increase in professional consulting fees and a $1.0 million increase in other expenses. The $14.2 million increase in personnel costs was primarily due to a $10.4 million increase in salaries and related costs driven by growth in headcount, inclusive of $1.2 million of additional costs attributable to the employees acquired in the acquisition of DivvyCloud in May 2020, and a $3.8 million increase in stock-based compensation expense. These increases were partially offset by a $2.0 million decrease in allocated overhead driven by costs related to our global kick-off meeting in the prior year and a $1.2 million decrease in travel and entertainment expenses as a result of reduced travel due to the COVID-19 pandemic.
General and Administrative Expense

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$33,708	$28,583	$5,125	17.9%
% of revenue	13.8%	14.8%
General and administrative expense increased by $5.1 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily due to a $4.9 million increase in personnel costs due to an increase in headcount, inclusive of a $3.6 million increase in stock-based compensation expense, and a $1.2 million increase in professional fees primarily due to acquisition-related expenses and other professional consulting fees and a $0.4 million increase in other expenses. These increases were partially offset by a $1.4 million decrease in bad debt expense.
Interest Income

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$218	$1,256	$(1,038)	(82.6)%
% of revenue	0.1%	0.6%
Interest income decreased by $1.0 million in the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a decrease in interest rates.
Interest Expense

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$(8,453)	$(9,379)	$926	(9.9)%
% of revenue	(3.5)%	(4.9)%
Interest expense decreased by $0.9 million in the six months ended June 30, 2021 compared to the same period in 2020 primarily due to a $6.3 million decrease in amortization of debt discount costs as a result of our adoption of ASU 2020-06, partially offset by $2.7 million of induced conversion expense incurred in conjunction with the partial repurchase of the 2023 Notes, a $1.6 million increase in contractual interest and a $1.1 million increase in amortization of debt issuance costs related to the 2025 Notes issued in May 2020, the 2027 Notes issued in March 2021 and the revolving credit facility issued in April 2020.

Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income (expense), net	$(919)	$(237)	$(682)	287.8%
% of revenue	(0.4)%	(0.1)%
Other income (expense), net decreased by $0.7 million in the six months ended June 30, 2021 compared to the same period in 2020 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$9,813	$478	$9,335	1,952.9%
% of revenue	4.0%	0.2%
Provision for income taxes increased by $9.3 million in the six months ended June 30, 2021 compared to the same period in 2020 primarily due to $9.0 million of tax expense recorded for an intercompany sale of intellectual property as part of post-acquisition tax planning related to the Alcide acquisition and an increase of $0.3 million due to our increased operations in foreign jurisdictions.

Liquidity and Capital Resources
As of June 30, 2021, we had $493.6 million in cash and cash equivalents, $119.7 million in short- and long-term investments that have maturities ranging from one to thirteen months and an accumulated deficit of $653.7 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, short and long-term investments and our Credit and Security Agreement (Credit Agreement). To date, we have financed our operations primarily through private and public equity financings and issuance of convertible senior notes and through cash generated by operating activities.
We believe that our existing cash and cash equivalents, our short and long-term investments and our available borrowings under our Credit Agreement will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and service offerings and the cost of any future acquisitions of technology or businesses and any election we make to redeem our convertible senior notes. We expect to repay within a year, in a combination of cash and shares of our common stock, the $45.4 million in outstanding principal of the 1.25% convertible senior notes due 2023 (the 2023 Notes). In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital on terms satisfactory to us when we require it, our business, operating results and financial condition could be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$173,617	$123,413
Net cash provided by (used in) operating activities	29,781	(6,773)
Net cash used in investing activities	(32,166)	(35,334)
Net cash provided by financing activities	322,666	199,621
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(293)	(301)
Cash, cash equivalents and restricted cash at end of period	$493,605	$280,626
Acquisitions
On April 12, 2021, we acquired Velocidex Enterprises Pty Ltd (Velocidex), a leading open-source technology and community used for endpoint monitoring, digital forensics, and incident response, for a purchase price of $3.0 million.
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

Operating Activities
Operating activities provided $29.8 million of cash and cash equivalents in the six months ended June 30, 2021, which reflects the timing of working capital adjustments and our continued growth in revenue partially offset by our continued investments in our operations. Cash provided by operating activities reflected our net loss of $64.0 million, offset by a decrease in our net operating assets of $25.5 million and non-cash charges of $68.3 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, induced conversion expense, amortization of debt issuance costs and other non-cash charges. The decrease in our net operating assets was primarily due to a $22.2 million increase in deferred revenue due to increased billings, a $12.8 million decrease in accounts receivable due to an increase in collections, a $4.4 million increase in other liabilities and a $0.4 million decrease in prepaid expenses and other assets, which each had a positive impact on operating cash flow. These factors were partially offset by a $7.6 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $5.5 million increase in deferred contract acquisition and fulfillment costs, and a $1.3 million decrease in accounts payable, which each had a negative impact on operating cash flow.
Operating activities used $6.8 million of cash and cash equivalents in the six months ended June 30, 2020, which reflected our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash used in operating activities reflected our net loss of $44.4 million and an increase in our net operating assets and liabilities of $10.7 million, offset by $48.3 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $12.0 million decrease in deferred revenue, a $7.4 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $1.0 million decrease in other liabilities, a $3.0 million increase in deferred contract acquisition and fulfillment costs, which each had a negative impact on operating cash flow. These factors were partially offset by a $10.8 million decrease in accounts receivable due to an increase in collections, and a $0.1 million increase in accounts payable and a $1.8 million decrease in prepaid expenses and other assets, which each had a positive impact on operating cash flow.
Investing Activities
Investing activities used $32.2 million of cash in the six months ended June 30, 2021, consisting of $52.4 million of cash paid for the acquisitions of Alcide and Velocidex, net of cash acquired, $4.2 million for capitalization of internal-use software costs, $1.5 million for other investing activities, $2.7 million in capital expenditures to purchase computer equipment, furniture and fixtures and leasehold improvements, partially offset by $28.6 million of investment sales and maturities, net of purchases.
Investing activities used $35.3 million of cash in the six months ended June 30, 2020, consisting of $125.8 million of cash paid for the acquisition of DivvyCloud, net of cash acquired of $5.0 million, $4.0 million in capital expenditures to purchase leasehold improvements, furniture and fixtures and computer equipment and $2.9 million for capitalization of internal-use software costs, partially offset by $97.4 million of investment sales and maturities, net of purchases.
Financing Activities
Financing activities provided $322.7 million of cash in the six months ended June 30, 2021, which consisted primarily of $585.4 million in proceeds from the issuance of the 2027 Notes, net of issuance costs paid of $14.6 million, $4.5 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP) and $2.5 million in proceeds from the exercise of stock options, partially offset by $184.6 million for the repurchase and conversion of the 2023 Notes, $76.0 million for the purchase of 2027 Capped Calls, $6.7 million in withholding taxes paid for the net share settlement of equity awards and $2.4 million for payments related to the acquisition of Alcide.
Financing activities provided $199.6 million of cash in the six months ended June 30, 2020, which consisted primarily of $223.5 million in proceeds from the issuance of the 2025 Notes, net of issuance costs paid of $6.5 million, $3.7 million in proceeds from the exercise of stock options and $3.3 million in proceeds from the issuance of common stock purchased by employees under the ESPP, partially offset by $27.3 million for the purchase of 2025 Capped Calls, $3.4 million in withholding taxes paid for the net share settlement of equity awards and $0.2 million of payments of debt issuance costs.
Contractual Obligations and Commitments
As of June 30, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at June 30, 2021 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of June 30, 2021, we had cash and cash equivalents of $493.6 million consisting of bank deposits and money market funds and short- and long-term investments of $119.7 million consisting of commercial paper and corporate bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but does not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of June 30, 2021, the fair values of our 2023 Notes, 2025 Notes and 2027 Notes were $102.7 million, $381.7 million and $665.6 million, respectively.
As of June 30, 2021, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. The implementation of measures to help contain the virus has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees began working remotely as of late March 2020, and they continue to do so. In addition, many of our customers and prospective customers are working remotely. The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our sales and marketing, professional service and research and development efforts, which cannot be predicted or quantified at this time. To the extent that disruptions occur, we may not be able to fully mitigate any such inefficiencies, delays and additional costs through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition.
Negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations and other geopolitical issues, the availability and cost of credit and the global housing and mortgage markets could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. More generally, the COVID-19 pandemic continues to present the possibility of an extended global economic downturn and has caused volatility in financial markets, which could materially and adversely affect demand for our products and professional services and could materially and adversely impact our results and financial condition even after the pandemic is contained. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19, which may be more pronounced in industry verticals more directly impacted by the COVID-19 pandemic. Also, a decrease in subscriptions and/or renewals in a given period could negatively affect our ARR as well as our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software subscriptions yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our guidance, our customers, our potential customers, our market opportunity, renewals and sales cycle, among others. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.
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
The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the ultimate duration, spread and reemergence of the pandemic, its impact on capital and financial markets, the timing of economic recovery and any new information that may emerge concerning the severity of the virus, its spread to or reemergence in other geographic regions as well as the actions taken to contain it, including the distribution and acceptance of vaccines, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the current uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the impact of the COVID-19 pandemic on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.
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
Our operating results, including the levels of our revenue, ARR, cash flow, deferred revenue and gross margins, have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•business disruptions in regions affecting our operations, stemming from actual, imminent or perceived outbreak or reemergence of contagious disease, including the COVID-19 pandemic;
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
•price competition;

•our ability to successfully manage and integrate any acquired businesses, including, Alcide.IO Ltd. (Alcide) and IntSights Cyber Intelligence Ltd. (IntSights), and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
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
We have posted a net loss in each year since inception, including net losses of $98.8 million, $53.8 million and $55.5 million in the years ended December 31, 2020, 2019 and 2018, respectively. As of June 30, 2021, we had an accumulated deficit of $653.7 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the six months ended June 30, 2021 and 2020, operations located outside of North America generated 18% and 17%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
Achieving the anticipated benefits of past or future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings. For example, on January 28, 2021 we acquired Alcide.IO Ltd. (Alcide), a Kubernetes cloud workload protection platform and on July 16, 2021, we acquired IntSights, a provider of contextualized external threat intelligence and proactive threat remediation. Some of our acquisitions could improve the capabilities of our existing offerings or platform, as opposed to becoming a new offering. The acquisitions of Alcide and IntSights are intended to extend the cloud security capabilities of our Insight Platform, helping security and DevOps teams understand and manage governance, risk and security in their growing cloud environments, which may encounter difficulties or unforeseen expenditures. The integration of Alcide and IntSights and any other acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures and business operations and internal systems. We may need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition. If we are unable to effectively execute or integrate acquisitions, the anticipated benefits of such acquisition, including sales or growth opportunities or targeted synergies may not be realized, and our business, financial condition and operating results could be adversely affected.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the six months ended June 30, 2021 and 2020 we incurred 16%, and 12%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the six months ended June 30, 2021 and 2020, 9% and 8%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We implemented a hedging program during 2020 and have entered into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
Like other U.S.-based IT security products, our products are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of these products must be made in compliance with these laws and regulations. Although we take precautions to prevent our products from being provided in violation of these laws, our products could be provided inadvertently in violation of such laws, despite the precautions we take. Compliance with these laws and regulations is complex, and if we were to fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil and criminal penalties, including fines for our company and responsible employees or managers, and, in extreme cases, incarceration of responsible employees and managers and the possible loss of export privileges. Complying with export control laws and regulations, including obtaining the necessary licenses or authorizations, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in export or import laws and regulations, shifts in the enforcement or scope of existing laws and regulations, or changes in the countries, governments, persons, products or services targeted by such laws and regulations, could also result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers. A decreased use of our products or limitation on our ability to export or sell our products could adversely affect our business, financial condition and results of operations.
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
Also, since many of our customers continue to working remotely, we expect there will continue to be an increased amount of personal, confidential and proprietary information that is stored in our solutions, which increases the exposure and risk of cyberattacks and other malicious internet-based activity. While we have taken steps to protect such information that we have access to, including information we may obtain through our customer support services or customer usage of our offerings, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, viruses, social engineering (phishing attacks), and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. Further, if our systems or those of our third-party service providers are breached as a result of third-party action, employee error or misconduct, attackers could learn critical information about how our products operate to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber attacks.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation, (EU) 2016/679 (GDPR), laws implemented by European Union (EU) member states which contain derogations from, or exemptions or authorizations for the purposes of, the GDPR, or which are otherwise intended to supplement the GDPR and, following the withdrawal of the United Kingdom (UK) from the EU on January 31, 2020 and the expiry of the transitional arrangements agreed to between the UK and EU on December 31, 2020, the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations) (European Data Protection Laws). The European Data Protection Laws present significantly greater risks, compliance burdens and costs for companies with users and operations in the EU and UK. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance and similar levels of fines could also be imposed under the UK GDPR.
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
European Data Protection Laws generally prohibit the transfer of personal data from the European Economic Area (EEA), the UK and Switzerland (Europe), to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data from Europe to the United States was the Privacy Shield framework which is administered by the U.S. Department of Commerce. To facilitate the transfer of both customer and employee personal data from Europe to the United States, we self-certified under the EU-US Privacy Shield framework on December 20, 2016. However, this framework was invalidated by a decision of the EU’s highest court in July 2020 and authorities in the UK and Switzerland have similarly invalidated use of the

Privacy Shield as a vehicle for lawful data transfers from those countries to the United States. The same decision also required parties using one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses (SCCs), to lawfully transfer personal data from Europe to the United States and most other countries, to adopt additional safeguards to protect personal data being transferred. At present, there are few if any viable alternatives to the SCCs. As such, our transfer and processing of personal data from Europe may not comply with European Data Protection Law. This may increase our exposure to the GDPR’s and UK GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions, including injunctions against transferring personal data subject to the GDPR and UK GDPR. This may also reduce demand for our services from companies subject to European Data Protection Laws. Loss of our ability to import personal data from the EU and UK may also require us to increase our data processing capabilities in the EEA at significant expense.
Although by virtue of the UK GDPR, the GDPR applies in the UK in substantially unvaried form, going forward there will be increasing scope for divergence in application, interpretation and enforcement between the UK and the EU. On June 28, 2021 the European Commission adopted an adequacy decision in respect of the UK allowing transfers of personal data to the UK from EU member states for a period of four years.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $117.13 through July 31, 2021. Factors that may affect the market price of our common stock include:
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 10 to our unaudited consolidated financial statements, the conditional conversion features of the 2023 Notes and the 2025 Notes were triggered as of June 30, 2021, and the 2023 Notes and 2025 Notes are convertible at the option of the holders, in whole or in part, between July 1, 2021 and September 30, 2021. During the first quarter of 2021, an immaterial principal amount of the 2023 Notes was requested for conversion, which was settled during the quarter ended June 30, 2021. In addition, from July 1, 2021 to the date of this filing, we have not received any additional conversion requests for the 2023 Notes or the 2025 Notes. Whether the 2023 Notes or the 2025 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. As of June 30, 2021, the 2027 Notes are not convertible at the option of the holder. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 10 to our consolidated financial statements, the conditional conversion features of the 2023 Notes and the 2025 Notes were triggered as of June 30, 2021, and the 2023 Notes and the 2025 Notes are convertible at the option of the holders, in whole or in part, between July 1, 2021 and September 30, 2021. Whether the 2023 Notes and the 2025 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. As of June 30, 2021, the 2027 Notes are not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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

RAPID7, INC.

Date: August 5, 2021	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)