Form 10-Q
period 2021-09-30
Rapid7, Inc.
filed 2021-11-04
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2021, there were 56,466,645 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$227,104	$173,617
Short-term investments	77,145	138,839
Accounts receivable, net of allowance for doubtful accounts of $2,187 and $3,251 at September 30, 2021 and December 31, 2020, respectively	96,775	111,599
Deferred contract acquisition and fulfillment costs, current portion	25,863	21,536
Prepaid expenses and other current assets	27,079	27,844
Total current assets	453,966	473,435
Long-term investments	5,364	10,124
Property and equipment, net	49,034	53,114
Operating lease right-of-use assets	62,105	67,178
Deferred contract acquisition and fulfillment costs, non-current portion	48,548	43,103
Goodwill	515,297	213,601
Intangible assets, net	115,746	44,296
Other assets	10,820	8,271
Total assets	$1,260,880	$913,122
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,514	$3,860
Accrued expenses	57,975	61,677
Operating lease liabilities, current portion	9,395	9,612
Deferred revenue, current portion	316,045	278,585
Convertible senior notes, current portion, net	44,804	—
Other current liabilities	809	—
Total current liabilities	436,542	353,734
Convertible senior notes, non-current portion, net	811,068	378,586
Operating lease liabilities, non-current portion	69,418	75,737
Deferred revenue, non-current portion	27,905	31,365
Other long-term liabilities	20,950	2,164
Total liabilities	1,365,883	841,586
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; 0 shares issued at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; 56,928,272 and 52,712,084 shares issued at September 30, 2021 and December 31, 2020, respectively; 56,441,464 and 52,225,276 shares outstanding at September 30, 2021 and December 31, 2020, respectively	564	522
Treasury stock, at cost, 486,808 shares at September 30, 2021 and December 31, 2020	(4,764)	(4,764)
Additional paid-in-capital	591,529	692,603
Accumulated other comprehensive (loss) income	(929)	454
Accumulated deficit	(691,403)	(617,279)
Total stockholders’ equity (deficit)	(105,003)	71,536
Total liabilities and stockholders’ equity (deficit)	$1,260,880	$913,122
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Products	$131,149	$98,559	$359,581	$278,538
Professional services	8,745	6,516	24,185	19,789
Total revenue	139,894	105,075	383,766	298,327
Cost of revenue:
Products	36,497	25,196	99,315	69,569
Professional services	6,973	5,832	19,753	18,254
Total cost of revenue	43,470	31,028	119,068	87,823
Total gross profit	96,424	74,047	264,698	210,504
Operating expenses:
Research and development	43,880	28,509	112,265	78,831
Sales and marketing	63,041	48,448	174,264	141,552
General and administrative	23,818	15,006	57,527	43,589
Total operating expenses	130,739	91,963	344,056	263,972
Loss from operations	(34,315)	(17,916)	(79,358)	(53,468)
Other income (expense), net:
Interest income	84	87	302	1,343
Interest expense	(2,962)	(7,328)	(11,415)	(16,707)
Other income (expense), net	(299)	143	(1,217)	(94)
Loss before income taxes	(37,492)	(25,014)	(91,688)	(68,926)
Provision for income taxes	208	527	10,021	1,005
Net loss	$(37,700)	$(25,541)	$(101,709)	$(69,931)
Net loss per share, basic and diluted	$(0.67)	$(0.50)	$(1.86)	$(1.38)
Weighted-average common shares outstanding, basic and diluted	55,976,671	51,293,210	54,743,538	50,707,553
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(37,700)	$(25,541)	$(101,709)	$(69,931)
Other comprehensive income (loss):
Change in fair value of investments	(10)	(20)	(22)	(127)
Adjustments for net losses (gains) realized and included in net loss	—	—	—	(21)
Total change in unrealized (losses) gains on investments	(10)	(20)	(22)	(148)
Change in fair value of cash flow hedges	(774)	(88)	(975)	—
Adjustments for net gains realized and included in net loss	(8)	—	(386)	—
Total change in unrealized losses on cash flow hedges	(782)	(88)	(1,361)	(88)
Total other comprehensive (loss) income	(792)	(108)	(1,383)	(236)
Comprehensive loss	$(38,492)	$(25,649)	$(103,092)	$(70,167)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	55,748	$557	487	$(4,764)	$562,652	$(137)	$(653,703)	$(95,395)
Stock-based compensation expense	—	—	—	—	27,929	—	—	27,929
Issuance of common stock under employee stock purchase plan	74	1	—	—	4,808	—	—	4,809
Vesting of restricted stock units	377	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(42)	(1)	—	—	(4,700)	—	—	(4,701)
Issuance of common stock upon exercise of stock options	77	1	—	—	846	—	—	847
Issuance of common stock related to acquisition	207	2	—	—	(2)	—	—	—
Other comprehensive loss	—	—	—	—	—	(792)	—	(792)
Net loss	—	—	—	—	—	—	(37,700)	(37,700)
Balance, September 30, 2021	56,441	$564	487	$(4,764)	$591,529	$(929)	$(691,403)	$(105,003)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2020	50,952	$509	487	$(4,764)	$657,678	$85	$(562,820)	$90,688
Stock-based compensation expense	—	—	—	—	16,620	—	—	16,620
Issuance of common stock under employee stock purchase plan	132	1	—	—	3,735	—	—	3,736
Vesting of restricted stock units	369	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(43)	—	—	—	(2,534)	—	—	(2,534)
Issuance of common stock upon exercise of stock options	367	4	—	—	2,491	—	—	2,495
Other comprehensive loss	—	—	—	—	—	(108)	—	(108)
Equity component of convertible senior notes, net	—	—	—	—	(3)	—	—	(3)
Net loss	—	—	—	—	—	—	(25,541)	(25,541)
Balance, September 30, 2020	51,777	$518	487	$(4,764)	$677,983	$(23)	$(588,361)	$85,353

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	52,225	$522	487	$(4,764)	$692,603	$454	$(617,279)	$71,536
Stock-based compensation expense	—	—	—	—	72,700	—	—	72,700
Issuance of common stock under employee stock purchase plan	222	2	—	—	9,274	—	—	9,276
Vesting of restricted stock units	1,251	13	—	—	(13)	—	—	—
Shares withheld for employee taxes	(122)	(2)	—	—	(11,370)	—	—	(11,372)
Issuance of common stock upon exercise of stock options	356	4	—	—	3,364	—	—	3,368
Purchase of capped calls related to convertible senior notes	—	—	—	—	(76,020)	—	—	(76,020)
Issuance of common stock in connection with repurchase and conversion of convertible senior notes	2,200	22	—	—	(2,720)	—	—	(2,698)
Issuance of common stock in connection with inducement of convertible senior notes	35	—	—	—	2,740	—	—	2,740
Issuance of common stock related to acquisition	274	3	—	—	(3)	—	—	—
Cumulative-effect adjustment for the adoption of ASU 2020-06	—	—	—	—	(99,026)		27,585	(71,441)
Other comprehensive loss	—	—	—	—	—	(1,383)	—	(1,383)
Net loss	—	—	—	—	—	—	(101,709)	(101,709)
Balance, September 30, 2021	56,441	$564	487	$(4,764)	$591,529	$(929)	$(691,403)	$(105,003)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	49,911	$499	487	$(4,764)	$605,650	$213	$(518,430)	$83,168
Stock-based compensation expense	—	—	—	—	45,449	—	—	45,449
Issuance of common stock under employee stock purchase plan	234	2	—	—	7,080	—	—	7,082
Vesting of restricted stock units	1,092	11	—	—	(11)	—	—	—
Shares withheld for employee taxes	(112)	—	—	—	(5,984)	—	—	(5,984)
Issuance of common stock upon exercise of stock options	652	6	—	—	6,222	—	—	6,228
Other comprehensive loss	—	—	—	—	—	(236)	—	(236)
Equity component of convertible senior notes, net	—	—	—	—	46,832	—	—	46,832
Purchase of capped calls related to convertible senior notes	—	—	—	—	(27,255)	—	—	(27,255)
Net loss	—	—	—	—	—	—	(69,931)	(69,931)
Balance, September 30, 2020	51,777	$518	487	$(4,764)	$677,983	$(23)	$(588,361)	$85,353

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(101,709)	$(69,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,513	16,347
Amortization of debt discount and issuance costs	2,886	12,213
Stock-based compensation expense	73,872	46,921
Deferred income taxes	3,924	—
Induced conversion expense	2,740	—
Other	1,655	1,981
Changes in operating assets and liabilities:
Accounts receivable	23,522	13,228
Deferred contract acquisition and fulfillment costs	(9,772)	(5,278)
Prepaid expenses and other assets	3,091	1,352
Accounts payable	2,079	1,922
Accrued expenses	(4,554)	(3,079)
Deferred revenue	24,389	(10,456)
Other liabilities	3,593	(915)
Net cash provided by operating activities	49,229	4,305
Cash flows from investing activities:
Business acquisition, net of cash acquired	(358,420)	(125,826)
Purchases of property and equipment	(4,835)	(7,125)
Capitalization of internal-use software costs	(7,162)	(4,407)
Purchases of investments	(59,308)	(108,710)
Sales/maturities of investments	124,838	155,599
Other investments	(3,000)	—
Net cash used in investing activities	(307,887)	(90,469)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $14,976 and $7,201 for the nine months ended September 30, 2021 and 2020, respectively	585,024	222,799
Purchase of capped calls related to convertible senior notes	(76,020)	(27,255)
Payments of debt issuance costs	—	(411)
Payments for repurchase and conversion of convertible senior notes	(184,649)	—
Payments related to business acquisitions	(12,118)	(150)
Taxes paid related to net share settlement of equity awards	(11,372)	(5,984)
Proceeds from employee stock purchase plan	9,276	7,082
Proceeds from stock option exercises	3,279	6,219
Net cash provided by financing activities	313,420	202,300
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(849)	160
Net increase in cash, cash equivalents and restricted cash	53,913	116,296
Cash, cash equivalents and restricted cash, beginning of period	173,617	123,413
Cash, cash equivalents and restricted cash, end of period	$227,530	$239,709
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$4,758	$2,875
Cash paid for income taxes, net of refunds	$824	$333
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$227,104	$239,409
Restricted cash included in prepaid expenses and other assets	426	$300
Total cash, cash equivalents and restricted cash	$227,530	$239,709
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies
Description of Business
Rapid7, Inc. and subsidiaries (“we,” “us” or “our”) are advancing security with visibility, analytics, and automation delivered through our Insight Platform. Our solutions simplify the complex, allowing security teams to work more effectively with IT and development to reduce vulnerabilities, monitor for malicious behavior, investigate and shut down attacks, and automate routine tasks.
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
The COVID-19 pandemic has resulted in a sustained global slowdown of economic activity that has decreased demand for a broad variety of goods and services, including from our customers. While we have not experienced significant disruptions from the COVID-19 pandemic during the three and nine months ended September 30, 2021, we are unable to accurately predict the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Other than the impact of our early adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06) on January 1, 2021, as further detailed in Note 10, Debt, there have been no additional changes to the significant accounting policies during the three and nine-month periods ended September 30, 2021.

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
The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Subscriptions	$129,157	$95,848	$353,338	$269,987
Perpetual software licenses	1,840	2,520	5,990	7,926
Professional services	8,745	6,516	24,185	19,789
Other	152	191	253	625
Total revenue	$139,894	$105,075	$383,766	$298,327
Subscriptions
Subscriptions consists of revenue from our cloud-based subscription, managed services offerings, term software licenses, content subscriptions and maintenance and support associated with our software licenses.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended September 30, 2021 and 2020, we recognized revenue of $117.5 million and $90.4 million, respectively, and for the nine months ended September 30, 2021 and 2020, we recognized revenue of $237.5 million and $197.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of September 30, 2021 and December 31, 2020, unbilled receivables of $1.6 million and $2.0 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of September 30, 2021 and December 31, 2020, we had no contract assets recorded on our consolidated balance sheet.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2021. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscriptions	$338,145	$103,261
Perpetual software licenses	4,901	1,055
Professional services	16,088	1,412
Total	$359,134	$105,728
Note 3. Business Combinations
IntSights
On July 16, 2021, we acquired IntSights Cyber Intelligence Ltd. (IntSights), a provider of contextualized external threat intelligence and proactive threat remediation, for a purchase price with an aggregate fair value of $322.2 million. The purchase consideration consisted of $319.2 million in cash paid at closing, $5.6 million in deferred cash payments and a $2.6 million receivable for estimated purchase price adjustments. The deferred cash payments will be held by us to satisfy indemnification obligations and certain post-closing purchase price adjustments payable within eighteen months of the acquisition date. Additionally, we issued an aggregate of 206,608 shares of our common stock to the founders of IntSights with a fair value of $21.0 million. The 206,608 shares of common stock will be accounted for as stock-based compensation expense over a 30-month period as continued service was required. In the three months ended September 30, 2021, we recognized stock-based compensation expense related to such shares in the amount of $1.8 million.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$319,194
Deferred cash consideration	5,575
Estimated purchase price adjustment receivable	(2,595)
Fair value of total consideration transferred	$322,174

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash, cash equivalents and restricted cash	13,194
Accounts receivable	6,352
Prepaid and other current assets	1,271
Operating lease right-of-use assets	1,261
Property and equipment, net	565
Other assets	268
Accounts payable and other current liabilities	(9,069)
Operating lease liabilities	(1,261)
Deferred revenue	(9,469)
Deferred tax liabilities	(7,017)
Intangible assets	65,200
Total identifiable net assets assumed	61,295
Goodwill	260,879
Total purchase price allocation	$322,174
These preliminary amounts are subject to subsequent adjustment as we obtain additional information.
The fair value of identifiable intangible assets was based on valuations using the income approach. The estimated fair value and useful life of identifiable intangible assets are as follows:

	Amount	Weighted Average Life
	(in thousands)	(in years)
Developed technology	$54,700	6
Customer relationships	9,300	4
Trade name	1,200	2
Total identifiable intangible assets	$65,200
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
Following the acquisition, we granted to certain retained employees of IntSights restricted stock units (RSUs) for an aggregate of 194,466 shares of our common stock, which will vest over a maximum three-year period subject to such employees' continued service with us. The RSUs are expensed as stock-based compensation expense over the required service periods, assuming the service conditions are achieved.

In the three and nine months ended September 30, 2021, we recorded acquisition-related transaction costs of $4.9 million and $5.9 million, respectively, related to the acquisition of IntSights to general and administrative expense.
Our revenue and net loss attributable to the IntSights business for the three months ended September 30, 2021 was $3.8 million and $11.0 million, respectively.
Pro Forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and IntSights, on a pro forma basis, as though we had acquired IntSights on January 1, 2020. The unaudited pro forma financial information for all periods presented also includes the effects of business combination accounting resulting from the acquisition, including an adjustment to revenue for the deferred revenue fair value adjustment, amortization expense from acquired intangibles assets, reversal of acquisition-related expenses and the stock-compensation expense recorded to retain certain employees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$143,785	$109,515	$400,619	$309,406
Net loss	(32,116)	(36,030)	(119,183)	(110,849)
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
Following the acquisition, certain retained employees of Alcide received an aggregate of 96,127 RSUs, which will vest over a maximum of three-year period, subject to such employees' continued service with us. The RSUs are expensed as stock-based compensation expense over the required service periods, assuming the service conditions are achieved.
In the nine months ended September 30, 2021, we recorded $0.8 million of acquisition-related transaction costs related to the acquisition of Alcide to general and administrative expense.
In the second quarter of 2021, we sold acquired intellectual property through an intercompany transaction, which resulted in $5.0 million of current tax expense and $3.9 million of deferred tax expense in Israel.
Pro forma results of operations have not been included, as the acquisition of Alcide was not material to our results of operations for any periods presented.
Divvy Cloud Corporation
On May 1, 2020, we acquired Divvy Cloud Corporation (DivvyCloud), a Cloud Security Posture Management (CSPM) company, for a purchase price with an aggregate fair value of $137.8 million.
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair value of net assets acquired, goodwill and intangible assets were $0.9 million, $115.7 million and $21.2 million, respectively. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible asset were not deductible for tax purposes.
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
Commercial paper	$40,256	$—	$—	$40,256
Corporate bonds	22,196	3	(3)	22,196
U.S. government agencies	20,057	—	—	20,057
Total	$82,509	$3	$(3)	$82,509

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$83,596	$3	$(12)	$83,587
Corporate bonds	24,162	31	(1)	24,192
Commercial paper	34,766	—	—	34,766
Agency bonds	3,998	1	—	3,999
Asset-backed securities	2,419	—	—	2,419
Total	$148,941	$35	$(13)	$148,963

As of September 30, 2021, our available-for-sale investments had maturities ranging from 1 to 15 months. As of December 31, 2020, our available-for-sale investments had maturities ranging from 1 to 16 months.
For all of our investments for which the amortized cost basis was greater than the fair value at September 30, 2021 and December 31, 2020, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$163,220	$—	$—	$163,220
U.S. government agencies	20,057	—	—	20,057
Commercial paper	—	40,256	—	40,256
Corporate bonds	—	22,196	—	22,196
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	12	—	12
Total	$183,277	$62,464	$—	$245,741
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	$—	$941	$—	$941
Total	$—	$941	$—	$941

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$152,570	$—	$—	$152,570
U.S. government agencies	83,587	—	—	83,587
Commercial paper	—	34,766	—	34,766
Corporate bonds	—	24,192	—	24,192
Agency bonds	—	3,999	—	3,999
Asset-backed securities	—	2,419	—	2,419
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	432	—	432
Total	$236,157	$65,808	$—	$301,965
As of September 30, 2021, the fair value of our 1.25%, 2.25% and 0.25% convertible senior notes due 2023, 2025 and 2027, as further described in Note 10, Debt, was $123.2 million, $446.6 million and $747.5 million, respectively, based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes.
Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Computer equipment and software	$16,775	$13,438
Furniture and fixtures	9,914	9,655
Leasehold improvements	51,204	50,336
Total	77,893	73,429
Less accumulated depreciation	(28,859)	(20,315)
Property and equipment, net	$49,034	$53,114
Depreciation expense was $3.2 million and $2.7 million for the three months ended September 30, 2021 and 2020, respectively, and $9.2 million and $8.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Note 7. Goodwill and Intangible Assets
Goodwill was $515.3 million and $213.6 million as of September 30, 2021 and December 31, 2020, respectively. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2020	$213,601
Alcide acquisition	40,817
IntSights acquisition	260,879
Balance at September 30, 2021	$515,297

The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of September 30, 2021			As of December 31, 2020
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.8	$122,555	$(35,251)	$87,304	$54,455	$(24,780)	$29,675
Customer relationships	4.5	12,000	(1,752)	10,248	2,700	(958)	1,742
Trade names	3.8	2,619	(899)	1,720	1,419	(639)	780
Total acquired intangible assets		137,174	(37,902)	99,272	58,574	(26,377)	32,197
Internal-use software	3.0	23,164	(6,690)	16,474	16,002	(3,903)	12,099
Total intangible assets		$160,338	$(44,592)	$115,746	$74,576	$(30,280)	$44,296
Amortization expense was $6.6 million and $3.2 million for the three months ended September 30, 2021 and 2020, respectively, and $14.3 million and $8.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of September 30, 2021 was as follows (in thousands):

2021 (for the remaining three months)	$6,832
2022	25,779
2023	22,619
2024	18,241
2025	16,053
2026 and thereafter	17,683
Total	$107,207
The table above excludes the impact of $8.5 million of capitalized internal-use software costs for projects that have not been completed as of September 30, 2021, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 8. Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Beginning balance	$64,639	$51,260
Capitalization of contract acquisition and fulfillment costs	28,623	19,932
Amortization of deferred contract acquisition and fulfillment costs	(18,851)	(14,654)
Ending balance	$74,411	$56,538

Note 9. Derivatives and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of fourteen months or less, and as of September 30, 2021 and December 31, 2020, outstanding forward contracts had a total notional value of $32.9 million and $12.5 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three months ended September 30, 2021, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.

For the three and nine months ended September 30, 2021, the realized gains reclassified from accumulated other comprehensive income (loss) on our consolidated balance sheet to the financial statement line item associated with the underlying hedged transaction on our consolidated statement of operations were nominal and $0.4 million, respectively.
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
As of September 30, 2021, the conversion features of the 2023 Notes and the 2025 Notes were triggered as the last reported price of our common stock was greater than or equal to 130% of the conversion prices for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the 2023 Notes and the 2025 Notes were convertible, in whole or in part, at the option of the holders from October 1, 2021 through December 31, 2021.
Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since we may elect to repay the 2025 Notes in cash, shares of our common stock, or a combination of both, we have continued to classify the 2025 Notes as long-term debt on our consolidated balance sheet as of September 30, 2021. As of September 30, 2021, the 2027 Notes are not convertible at the option of the holder.

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
The 2023 Notes, the 2025 Notes and the 2027 Notes are redeemable after August 6, 2021, May 6, 2023 and March 20, 2024 (Redemption Dates), respectively. On or after the respective Redemption Dates, we may redeem for cash all or any portion of the 2023 Notes, the 2025 Notes or the 2027 Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding, the date on which we provide the redemption notice at a redemption price equal to 100% principal amount of the 2023 Notes, the 2025 Notes or the 2027 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
On September 16, 2021, we issued a redemption notice for all $45.4 million aggregate principal amount outstanding of the 2023 Notes. Pursuant to the redemption notice, on the redemption date of November 30, 2021, we will redeem any 2023 Notes that have not been converted prior to such date at a redemption price in cash equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, if any, from August 1, 2021 to, but not including, the redemption date. We have classified the 2023 Notes as a current liability on our consolidated balance sheet as of September 30, 2021 as we expect to redeem these 2023 Notes on the November 30, 2021 redemption date.
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
Post Adoption of ASU 2020-06
In accounting for the issuance of the 2027 Notes, the principal of $600.0 million less debt issuance costs of $15.0 million was recorded as long-term debt on our consolidated balance sheet. The debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the 2027 Notes.
The net carrying amount of the Notes as of September 30, 2021 and December 31, 2020 was as follows (in thousands):

	As of September 30, 2021				As of December 31, 2020
	2023 Notes	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	Total
Principal	$45,351	$230,000	$600,000	$875,351	$230,000	$230,000	$460,000
Unamortized debt discount	—	—	—	—	(30,425)	(42,930)	(73,355)
Unamortized debt issuance costs	(547)	(5,269)	(13,663)	(19,479)	(3,009)	(5,050)	(8,059)
Net carrying amount	$44,804	$224,731	$586,337	$855,872	$196,566	$182,020	$378,586
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,
	2021				2020
	2023 Notes	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$146	$1,293	$375	$1,814	$718	$1,293	$2,011
Amortization of debt discount	—	—	—	—	2,627	2,041	4,668
Amortization of debt issuance costs	75	361	620	1,056	260	241	501
Total interest expense	$221	$1,654	$995	$2,870	$3,605	$3,575	$7,180

	Nine Months Ended September 30,
	2021				2020
	2023 Notes	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$852	$3,881	$800	$5,533	$2,156	$2,156	$4,312
Amortization of debt discount	—	—	—	—	7,666	3,334	11,000
Amortization of debt issuance costs	449	1,021	1,302	2,772	758	393	1,151
Induced conversion expense	2,740	—	—	2,740	—	—	—
Total interest expense	$4,041	$4,902	$2,102	$11,045	$10,580	$5,883	$16,463
Capped Calls
In connection with the offering of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the 2023 Capped Calls, 2025 Capped Calls and 2027 Capped Calls). The initial strike prices for the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are $41.59, $61.02 and $103.38 per share, respectively, subject to certain adjustments, which correspond to the initial conversion price of the 2023 Notes, the 2025 Notes and the 2027 Notes. The initial cap prices for the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are $63.98, $93.88 and $159.04 per share, respectively, subject to certain adjustments. The 2025 Capped Calls and the 2027 Capped Calls are expected to offset potential dilution to our common stock upon conversion of the respective 2025 Notes or the 2027 Notes, with such offset subject to a cap based on the cap price. The 2023 Capped Calls are not expected to be redeemed with the redemption of the 2023 Notes. For accounting purposes, the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are separate transactions, and not part of the terms of the 2023 Notes, the 2025 Notes and the 2027 Notes. The 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. Accordingly, the cost of $26.9 million, $27.3 million and $76.0 million, respectively, for the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls was recorded as a reduction to additional paid-in capital at the time of each transaction.
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
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (LIBOR) rate (subject to a 1.00% floor), plus an applicable margin equal to 2.50% per annum or the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum. As of September 30, 2021, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of September 30, 2021, we had a total of $7.6 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.
Note 11. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 9.3 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within the next 6.0 years. All of our leases are classified as operating leases.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$3,956	$3,836	$11,501	$11,088
Short-term lease costs	160	301	479	815
Variable lease costs	1,652	1,181	4,432	3,471
Total lease costs	$5,768	$5,318	$16,412	$15,374
Supplemental balance sheet information related to the operating leases was as follows:

	As of September 30, 2021	As of December 31, 2020
Weighted average remaining lease term (in years) - operating leases	7.3	7.9
Weighted average discount rate - operating leases	6.7%	7.7%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,304	$5,743	$12,628	$12,103
ROU assets obtained in exchange for new lease obligations	$1,290	$456	$2,351	$16,053
Maturities of operating lease liabilities as of September 30, 2021 were as follows (in thousands):

2021 (for the remaining three months)	$2,974
2022	15,190
2023	14,281
2024	13,515
2025	13,281
2026 and thereafter	41,137
Total lease payments	$100,378
Less: imputed interest	(21,565)
Total	$78,813

Note 12. Stock-Based Compensation Expense
(a)General
Stock-based compensation expense for RSUs, performance-based PSUs, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,604	$1,132	$4,970	$3,194
Research and development	14,549	6,818	31,784	17,852
Sales and marketing	6,348	4,506	18,132	12,529
General and administrative	6,695	4,672	18,986	13,346
Total stock-based compensation expense	$29,196	$17,128	$73,872	$46,921

We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2021 and 2020 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the three months ended September 30, 2021 and 2020, we recognized stock-based compensation expense related to such bonuses in the amount of $1.3 million and $0.5 million, respectively, and during the nine months ended September 30, 2021 and 2020, we recognized stock-based compensation expense related to such bonuses in the amount of $3.6 million and $1.5 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of September 30, 2021 and 2020. For all employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
During the three months ended September 30, 2021, we accelerated the vesting of a stock award. The accelerated vesting was deemed a modification of the original award resulting in $6.9 million of incremental stock-based compensation expense. In the three and nine months ended September 30, 2021, we recorded $3.1 million of stock-based compensation expense related to this modification.
(b)Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the nine months ended September 30, 2021 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2020	2,941,914	$45.86
Granted	1,867,104	91.26
Vested	(1,251,639)	45.13
Forfeited	(316,711)	63.22
Unvested balance as of September 30, 2021	3,240,668	$70.60
As of September 30, 2021, the unrecognized compensation expense related to our unvested RSUs and PSUs was $212.3 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.6 years.
(c)Stock Options
Stock option activity during the nine months ended September 30, 2021 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,933,013	$10.07
Granted	—	—
Exercised	(355,588)	9.47		$28,826
Forfeited/cancelled	(300)	7.73
Outstanding as of September 30, 2021	1,577,125	$10.20	3.4	$162,154
Vested and exercisable as of September 30, 2021	1,564,768	$10.10	3.4	$161,050

As of September 30, 2021, the unrecognized compensation expense related to our unvested stock options was $0.1 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 0.4 years.
The total fair value of stock options vested in the nine months ended September 30, 2021 was $0.6 million.

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
On September 15, 2021, we issued 73,676 shares of common stock to employees, with purchase prices of $52.60 or $67.59 per share, for aggregate proceeds of $4.8 million.
Note 13. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(37,700)	$(25,541)	$(101,709)	$(69,931)
Denominator:
Weighted-average common shares outstanding, basic and diluted	55,976,671	51,293,210	54,743,538	50,707,553
Net loss per share, basic and diluted	$(0.67)	$(0.50)	$(1.86)	$(1.38)
We intend to settle any conversion of our 2023 Notes, 2025 Notes and 2027 Notes in cash, shares, or a combination thereof. As a result of our adoption of ASU 2020-06 on January 1, 2021, the dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For periods prior to our January 1, 2021 adoption of ASU 2020-06, we considered the impact of the Notes on our diluted net income (loss) per share calculation based on applying the treasury stock method as we had the ability, and intent, to settle any conversions of the Notes solely in cash at that time. For the three and nine months ended September 30, 2021 and 2020, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive under each respective method.
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
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	1,577,125	2,066,749
Unvested restricted stock units	3,240,668	3,261,623
Common stock to be issued to DivvyCloud founders	133,730	200,596
Common stock issued to IntSights founders	206,608	—
Shares to be issued under ESPP	10,084	23,805
Convertible senior notes	10,663,519	9,299,432
Total	15,831,734	14,852,205

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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
United States	$107,513	$84,319	$299,279	$239,613
Other	32,381	20,756	84,487	58,714
Total	$139,894	$105,075	$383,766	$298,327
Property and equipment, net by geographic area was as follows:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
United States	$36,335	$40,101
Other	12,699	13,013
Total	$49,034	$53,114

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
In the more than 20 years that Rapid7 has been in business, security companies and trends have come and gone, while broader technology innovation continues to advance rapidly. Every company is now a technology company, and rampant innovation inevitably creates security risk. The migration of businesses to the cloud, more distributed workforces, and ubiquitous connected devices present security teams with an increasingly complex, ever-changing, and unpredictable attack surface.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of September 30, 2021, we had over 9,900 customers in 144 countries, including 39% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three and nine months ended September 30, 2021 or 2020.
Recent Developments
Acquisition
On July 16, 2021, we acquired IntSights Cyber Intelligence Ltd. (IntSights), a provider of contextualized external threat intelligence and proactive threat remediation, for a purchase price with an aggregate fair value of $322.2 million. The purchase consideration consisted of $319.2 million in cash paid at closing, $5.6 million in deferred cash payments and a $2.6 million receivable for estimated purchase price adjustments. The deferred cash payments will be held by us to satisfy indemnification obligations and certain post-closing purchase price adjustments payable within eighteen months of the acquisition date. Additionally, we issued an aggregate of 206,608 shares of our common stock to the founders of IntSights in satisfaction of 30% of their portion of the purchase consideration.
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
We will continue to actively monitor the at times rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain. Furthermore, due to our subscription model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. While we have not experienced significant disruptions from the COVID-19 pandemic during the three and nine months ended September 30, 2021, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the result of vaccination efforts, resurgence of the virus, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
Our Business Model
We have offerings in six key areas: (1) Vulnerability Risk Management, (2) Incident Detection and Response, (3) Application Security, (4) Cloud Security, (5) Security Orchestration and Automation Response and (6) Threat Intelligence.
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:
•Cloud-based subscriptions, which provide our software capabilities to our customers through cloud access and on a subscription basis. Our InsightIDR, InsightVM, InsightAppSec, InsightConnect, InsightCloudSec (formerly known as DivvyCloud) and Threat Intelligence products are offered as cloud-based subscriptions, generally with a one-year term.
•Managed services, through which we operate our products and provide our capabilities on behalf of our customers. Our Managed Vulnerability Management, Managed Application Security and Managed Detection and Response products are offered on a managed service basis, generally pursuant to one-year agreements.
•Licensed software, including both term and perpetual licenses, and the simultaneous sale of maintenance and support. Our Nexpose, Metasploit, AppSpider and InsightCloudSec products are offered through term or perpetual software licenses. Our customers who purchase software licenses also purchase maintenance and support, which provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide them with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one-year terms.
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
For the three months ended September 30, 2021 and 2020, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 92% and 91%, respectively, of total revenue. For the nine months ended September 30, 2021 and 2020, recurring revenue was 92% and 91%, respectively, of total revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Total revenue	$139,894	$105,075	$383,766	$298,327
Year-over-year revenue growth	33.1%	26.4%	28.6%	26.8%
Non-GAAP income from operations	$5,733	$2,444	$13,708	$2,776
Free cash flow	$14,327	$6,449	$37,232	$(7,227)

	As of September 30,
	2021	2020
	(dollars in thousands)
Number of customers (1)	9,909	8,442
Year-over-year customer growth	17%	9%
Annualized recurring revenue (ARR)	$550,044	$398,725
Year-over-year ARR growth	38.0%	29.0%

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
Free Cash Flow. Free cash flow is a non-GAAP measure that we define as net cash provided by operating activities less purchases of property and equipment and capitalization of internal-use software costs. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after necessary capital expenditures. See Non-GAAP Financial Results below for a reconciliation of non-GAAP free cash flow to the comparable GAAP financial measure.
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
•Acquisition-related expenses. We exclude acquisition-related expenses that are unrelated to the current operations and neither are comparable to the prior period nor predictive of future results. Our acquisition-related expenses for the three and nine months ended September 30, 2021 include $9.0 million of tax expense related to the sale of acquired intellectual property through an intercompany transaction related to the Alcide acquisition.
•Anti-dilutive impact of capped call transaction. Our capped calls transactions are intended to offset potential dilution from the conversion features in our convertible senior notes. Although we cannot reflect the anti-dilutive impact of the capped call transactions under GAAP, we do reflect the anti-dilutive impact of the capped call transactions in non-

GAAP net income (loss) per diluted share, when applicable, to provide investors with useful information in evaluating our financial performance on a per share basis.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
GAAP total gross profit	$96,424	$74,047	$264,698	$210,504
Stock-based compensation expense	1,604	1,132	4,970	3,194
Amortization of acquired intangible assets	4,810	2,434	10,471	6,267
Non-GAAP total gross profit	$102,838	$77,613	$280,139	$219,965

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
GAAP gross profit – products	$94,652	$73,363	$260,266	$208,969
Stock-based compensation expense	1,073	730	3,291	2,013
Amortization of acquired intangible assets	4,810	2,434	10,471	6,267
Non-GAAP gross profit – products	$100,535	$76,527	$274,028	$217,249

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
GAAP gross profit – professional services	$1,772	$684	$4,432	$1,535
Stock-based compensation expense	531	402	1,679	1,181
Non-GAAP gross profit – professional services	$2,303	$1,086	$6,111	$2,716
The following table reconciles GAAP loss from operations to non-GAAP income from operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
GAAP loss from operations	$(34,315)	$(17,916)	$(79,358)	$(53,468)
Stock-based compensation expense	29,196	17,128	73,872	46,921
Amortization of acquired intangible assets	5,567	2,581	11,524	6,556
Acquisition-related expenses	5,180	—	7,211	1,138
Litigation-related expenses	105	651	459	1,629
Non-GAAP income from operations	$5,733	$2,444	$13,708	$2,776

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)
GAAP net loss	$(37,700)	$(25,541)	$(101,709)	$(69,931)
Stock-based compensation expense	29,196	17,128	73,872	46,921
Amortization of acquired intangible assets	5,567	2,581	11,524	6,556
Acquisition-related expenses	5,180	—	16,176	1,138
Litigation-related expenses	105	651	459	1,629
Amortization of debt discount and issuance costs	1,095	5,206	2,886	12,213
Induced conversion expense	—	—	2,740	—
Non-GAAP net income (loss)	$3,443	$25	$5,948	$(1,474)

Reconciliation of net loss per share, basic:
GAAP net loss per share, basic	$(0.67)	$(0.50)	$(1.86)	$(1.38)
Non-GAAP adjustments to net loss	0.73	0.50	1.97	1.35
Non-GAAP net income (loss) per share, basic	$0.06	$0.00	$0.11	$(0.03)

Reconciliation of net loss per share, diluted:
GAAP net loss per share, diluted	$(0.67)	$(0.50)	$(1.86)	$(1.38)
Non-GAAP adjustments to net loss	0.73	0.50	1.96	1.35
Non-GAAP net income (loss) per share, diluted	$0.06	$0.00	$0.10	$(0.03)

Weighted average shares used in GAAP and non-GAAP per share calculation, basic and diluted	55,976,671	51,293,210	54,743,538	50,707,553

Weighted average shares used in GAAP and non-GAAP per share calculation:
Basic	55,976,671	51,293,210	54,743,538	50,707,553
Diluted	58,376,992	53,894,202	57,181,646	50,707,553
The following table reconciles GAAP net loss to adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
GAAP net loss	$(37,700)	$(25,541)	$(101,709)	$(69,931)
Interest income	(84)	(87)	(302)	(1,343)
Interest expense	2,962	7,328	11,415	16,707
Other (income) expense, net	299	(143)	1,217	94
Provision for income taxes	208	527	10,021	1,005
Depreciation expense	3,155	2,706	9,202	8,121
Amortization of intangible assets	6,590	3,222	14,311	8,226
Stock-based compensation expense	29,196	17,128	73,872	46,921
Acquisition-related expenses	5,180	—	7,211	1,138
Litigation-related expenses	105	651	459	1,629
Adjusted EBITDA	$9,911	$5,791	$25,697	$12,567

The following table reconciles net cash provided by operating activities to free cash flow for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net cash provided by operating activities	$19,448	$11,078	$49,229	$4,305
Purchases of property and equipment	(2,164)	(3,170)	(4,835)	(7,125)
Capitalized internal-use software costs	(2,957)	(1,459)	(7,162)	(4,407)
Free cash flow	$14,327	$6,449	$37,232	$(7,227)

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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$131,149	$98,559	$359,581	$278,538
Professional services	8,745	6,516	24,185	19,789
Total revenue	139,894	105,075	383,766	298,327
Cost of revenue:(1)
Products	36,497	25,196	99,315	69,569
Professional services	6,973	5,832	19,753	18,254
Total cost of revenue	43,470	31,028	119,068	87,823
Operating expenses:(1)
Research and development	43,880	28,509	112,265	78,831
Sales and marketing	63,041	48,448	174,264	141,552
General and administrative	23,818	15,006	57,527	43,589
Total operating expenses	130,739	91,963	344,056	263,972
Loss from operations	(34,315)	(17,916)	(79,358)	(53,468)
Interest income	84	87	302	1,343
Interest expense	(2,962)	(7,328)	(11,415)	(16,707)
Other income (expense), net	(299)	143	(1,217)	(94)
Loss before income taxes	(37,492)	(25,014)	(91,688)	(68,926)
Provision for income taxes	208	527	10,021	1,005
Net loss	$(37,700)	$(25,541)	$(101,709)	$(69,931)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$1,604	$1,132	$4,970	$3,194
Research and development	14,549	6,818	31,784	17,852
Sales and marketing	6,348	4,506	18,132	12,529
General and administrative	6,695	4,672	18,986	13,346
Total stock-based compensation expense	$29,196	$17,128	$73,872	$46,921

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$6,404	$3,589	$14,940	$9,450
Research and development	925	693	2,654	2,045
Sales and marketing	1,801	1,139	4,375	3,529
General and administrative	615	507	1,544	1,323
Total depreciation and amortization expense	$9,745	$5,928	$23,513	$16,347

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Statement of Operations Data:
Revenue:
Products	93.7%	93.8%	93.7%	93.4%
Professional services	6.3	6.2	6.3	6.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	26.1	24.0	25.9	23.3
Professional services	5.0	5.5	5.1	6.1
Total cost of revenue	31.1	29.5	31.0	29.4
Operating expenses:
Research and development	31.4	27.1	29.3	26.4
Sales and marketing	45.1	46.1	45.4	47.5
General and administrative	17.0	14.3	15.0	14.6
Total operating expenses	93.5	87.5	89.7	88.5
Loss from operations	(24.6)	(17.0)	(20.7)	(17.9)
Interest income	0.1	0.1	0.1	0.5
Interest expense	(2.1)	(7.0)	(3.0)	(5.7)
Other income (expense), net	(0.2)	0.1	(0.3)	—
Loss before income taxes	(26.8)	(23.8)	(23.9)	(23.1)
Provision for income taxes	0.1	0.5	2.6	0.3
Net loss	(26.9)%	(24.3)%	(26.5)%	(23.4)%
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue:
Products	$131,149	$98,559	$32,590	33.1%
Professional services	8,745	6,516	2,229	34.2
Total revenue	$139,894	$105,075	$34,819	33.1%
Total revenue increased by $34.8 million in the three months ended September 30, 2021 compared to the same period in 2020 and consisted of $31.0 million of organic growth and $3.8 million related to IntSights. The $31.0 million increase in revenue related to organic growth consisted of a $3.4 million increase in revenue from new customers and a $27.6 million increase in revenue from existing customers. The $27.6 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of our larger base of existing customers. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the three months ended September 30, 2021 compared to the same period in 2020 was comprised of $24.7 million generated from sales in North America and $10.1 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue:
Products	$36,497	$25,196	$11,301	44.9%
Professional services	6,973	5,832	1,141	19.6
Total cost of revenue	$43,470	$31,028	$12,442	40.1%
Gross margin %:
Products	72.2%	74.4%
Professional services	20.3	10.5
Total gross margin %	68.9%	70.5%
Total cost of revenue increased by $12.4 million in the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a $4.9 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue and a $3.1 million increase in personnel costs, inclusive of a $0.5 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base as well as $0.4 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021. Our increase in total cost of revenue also included a $2.4 million increase in amortization expense for acquired intangible assets, a $0.7 million increase in third-party professional service consulting costs and a $1.3 million increase in other expenses.
Total gross margin percentage decreased for the three months ended September 30, 2021 compared to the same period in 2020. The decrease in products gross margin for the three months ended September 30, 2021 was primarily due to an increase in amortization expense for the developed technology acquired intangible asset related to the acquisition of IntSights. The increase in professional services gross margin for the three months ended September 30, 2021 was primarily due to the increase in professional services revenue.
Operating Expenses
Research and Development Expense

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$43,880	$28,509	$15,371	53.9%
% of revenue	31.4%	27.1%
Research and development expense increased by $15.4 million in the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a $13.2 million increase in personnel costs, a $1.3 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.3 million increase in third-party infrastructure costs, and a $0.6 million increase in other expenses. The $13.2 million increase in personnel costs was primarily due to a $5.5 million increase in salaries and related costs driven by growth in headcount, inclusive of $5.4 million in additional salaries and related costs attributable to the employees acquired in the acquisition of IntSights in July 2021, and a $7.7 million increase in stock-based compensation expense, including $3.1 million of stock-based compensation expense related to the modification of a stock award and $2.8 million of stock-based compensation expense related to RSUs issued to retained employees and common stock issued to the founders as part of the acquisition of IntSights.
Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$63,041	$48,448	$14,593	30.1%
% of revenue	45.1%	46.1%
Sales and marketing expense increased by $14.6 million in the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a $9.4 million increase in personnel costs, a $2.3 million increase in commission expense, a $1.1 million increase in marketing and advertising costs, a $1.5 million increase in allocated overhead driven largely by an increase in IT and facilities costs and a $0.3 million increase in other expenses. The $9.4 million increase in personnel costs was primarily due to a $7.6 million increase in salaries and related costs driven by growth in headcount, inclusive of $2.7 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021, and a $1.8 million increase in stock-based compensation expense, inclusive of $0.3 million in stock-based compensation expense related to RSUs issued to retained employees acquired in the acquisition of IntSights.
General and Administrative Expense

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$23,818	$15,006	$8,812	58.7%
% of revenue	17.0%	14.3%
General and administrative expense increased by $8.8 million in the three months ended September 30, 2021 compared to the same period in 2020, primarily due to a $5.5 million increase in professional fees primarily due to acquisition-related expenses and other professional consulting fees, a $3.1 million increase in personnel costs due to an increase in headcount, inclusive of a $2.0 million increase in stock-based compensation expense and a $1.1 million increase in other expenses. These increases were partially offset by a $0.9 million decrease in bad debt expense.
Interest Income

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$84	$87	$(3)	(3.4)%
% of revenue	0.1%	0.1%
Interest income in the three months ended September 30, 2021 remained consistent with the same period in 2020.
Interest Expense

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$(2,962)	$(7,328)	$4,366	(59.6)%
% of revenue	(2.1)%	(7.0)%
Interest expense decreased by $4.4 million in the three months ended September 30, 2021 compared to the same period in 2020 primarily due to a $4.7 million decrease in amortization of debt discount costs as a result of our adoption of ASU 2020-06 and a $0.2 million decrease in contractual interest expense, partially offset by a $0.5 million increase in amortization of debt issuance costs related to the 2025 Notes issued in May 2020, the 2027 Notes issued in March 2021 and the revolving credit facility issued in April 2020.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income (expense), net	$(299)	$143	$(442)	(309.1)%
% of revenue	(0.2)%	0.1%
Other income (expense), net decreased by $0.4 million in the three months ended September 30, 2021 compared to the same period in 2020 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$208	$527	$(319)	(60.5)%
% of revenue	0.1%	0.5%
Provision for income taxes decreased by $0.3 million in the three months ended September 30, 2021 compared to the same period in 2020 primarily due to the taxable losses of IntSights.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Revenue:
Products	$359,581	$278,538	$81,043	29.1%
Professional services	24,185	19,789	4,396	22.2
Total revenue	$383,766	$298,327	$85,439	28.6%
Total revenue increased by $85.4 million in the nine months ended September 30, 2021 compared to the same period in 2020 and consisted of $81.6 million of organic growth and $3.8 million related to IntSights. The $81.6 million increase in revenue related to organic growth consisted of a $5.8 million increase in revenue from new customers and a $75.8 million increase in revenue from existing customers. The $75.8 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of our larger base of existing customers. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the nine months ended September 30, 2021 compared to the same period in 2020 was comprised of $63.3 million generated from sales in North America and $22.1 million generated from sales from the rest of the world.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue:
Products	$99,315	$69,569	$29,746	42.8%
Professional services	19,753	18,254	1,499	8.2
Total cost of revenue	$119,068	$87,823	$31,245	35.6%
Gross margin %:
Products	72.4%	75.0%
Professional services	18.3	7.8
Total gross margin %	69.0%	70.6%
Total cost of revenue increased by $31.2 million in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a $14.3 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue and a $10.6 million increase in personnel costs, inclusive of a $1.8 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base, as well as $0.8 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021 and the DivvyCloud acquisition in May 2020. Our increase in total cost of revenue also included a $4.2 million increase in amortization expense for acquired intangible assets, a $1.1 million increase in amortization expense for capitalized internally-developed software and a $1.0 million increase in third-party professional service consulting costs.
Total gross margin percentage decreased for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease in products gross margin for the nine months ended September 30, 2021 was primarily due to an increase in amortization expense for the developed technology acquired intangible asset related to the acquisition of IntSights. The increase in professional services gross margin for the nine months ended September 30, 2021 was primarily due to the increase in professional services revenue.
Operating Expenses
Research and Development Expense

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$112,265	$78,831	$33,434	42.4%
% of revenue	29.3%	26.4%
Research and development expense increased by $33.4 million in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a $28.9 million increase in personnel costs, a $2.2 million increase in third-party infrastructure costs, a $2.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs and a $0.1 million increase in other expenses. The $28.9 million increase in personnel costs was primarily due to a $15.0 million increase in salaries and related costs driven by growth in headcount, inclusive of $8.0 million in additional salaries and related costs attributable to the employees acquired in the acquisitions of IntSights in July 2021, Alcide in January 2021 and DivvyCloud in May 2020, and a $13.9 million increase in stock-based compensation expense. The $13.9 million increase in stock-based compensation expense includes $8.0 million of stock-based compensation for employees acquired in the acquisitions of IntSights, DivvyCloud and Alcide, inclusive of $3.1 million of stock-based compensation expense related to the modification of a stock award.
Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$174,264	$141,552	$32,712	23.1%
% of revenue	45.4%	47.5%
Sales and marketing expense increased by $32.7 million in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a $23.7 million increase in personnel costs, a $5.8 million increase in commission expense, a $3.0 million increase in marketing and advertising costs, a $0.7 million increase in amortization of acquired intangible assets and a $1.6 million increase in other expenses. The $23.7 million increase in personnel costs was primarily due to a $18.1 million increase in salaries and related costs driven by growth in headcount, inclusive of $5.2 million of additional costs attributable to the employees acquired in the acquisitions of IntSights in July 2021, Alcide in January 2021 and DivvyCloud in May 2020, and a $5.6 million increase in stock-based compensation expense. These increases were partially offset by a $1.1 million decrease in allocated overhead driven by costs related to our global kick-off meeting in the prior year and a $1.0 million decrease in travel and entertainment expenses as a result of reduced travel due to the COVID-19 pandemic.
General and Administrative Expense

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$57,527	$43,589	$13,938	32.0%
% of revenue	15.0%	14.6%
General and administrative expense increased by $13.9 million in the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to a $8.0 million increase in personnel costs due to an increase in headcount, inclusive of a $5.6 million increase in stock-based compensation expense, a $6.4 million increase in professional fees primarily due to acquisition-related expenses and other professional consulting fees and a $1.8 million increase in other expenses. These increases were partially offset by a $2.3 million decrease in bad debt expense.

Interest Income

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$302	$1,343	$(1,041)	(77.5)%
% of revenue	0.1%	0.5%
Interest income decreased by $1.0 million in the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a decrease in interest rates.
Interest Expense

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$(11,415)	$(16,707)	$5,292	(31.7)%
% of revenue	(3.0)%	(5.7)%
Interest expense decreased by $5.3 million in the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to a $11.0 million decrease in amortization of debt discount costs as a result of our adoption of ASU 2020-06, partially offset by $2.7 million of induced conversion expense incurred in conjunction with the partial repurchase of the 2023 Notes, a $1.2 million increase in contractual interest and a $1.8 million increase in amortization of debt issuance costs related to the 2025 Notes issued in May 2020, the 2027 Notes issued in March 2021 and the revolving credit facility issued in April 2020.
Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income (expense), net	$(1,217)	$(94)	$(1,123)	1,194.7%
% of revenue	(0.3)%	—%
Other income (expense), net decreased by $1.1 million in the nine months ended September 30, 2021 compared to the same period in 2020 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$10,021	$1,005	$9,016	897.1%
% of revenue	2.6%	0.3%
Provision for income taxes increased by $9.0 million in the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to $9.0 million of tax expense recorded for an intercompany sale of intellectual property as part of post-acquisition tax planning related to the Alcide acquisition.

Liquidity and Capital Resources
As of September 30, 2021, we had $227.1 million in cash and cash equivalents, $82.5 million in short- and long-term investments that have maturities ranging from one to fifteen months and an accumulated deficit of $691.4 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, short and long-term investments and our Credit and Security Agreement (Credit Agreement). To date, we have financed our operations primarily through private and public equity financings and issuance of convertible senior notes and through cash generated by operating activities.
We believe that our existing cash and cash equivalents, our short and long-term investments, our available borrowings under our Credit Agreement and cash generated by operating activities will be sufficient to meet our working capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and service offerings and the cost of any future acquisitions of technology or businesses and any election we make to redeem our convertible senior notes. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital on terms satisfactory to us when we require it, our business, operating results and financial condition could be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$173,617	$123,413
Net cash provided by operating activities	49,229	4,305
Net cash used in investing activities	(307,887)	(90,469)
Net cash provided by financing activities	313,420	202,300
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(849)	160
Cash, cash equivalents and restricted cash at end of period	$227,530	$239,709
Acquisitions
On July 16, 2021, we acquired IntSights Cyber Intelligence Ltd. (IntSights), a provider of contextualized external threat intelligence and proactive threat remediation, for a purchase price with an aggregate fair value of $322.2 million. The purchase consideration consisted of $319.2 million in cash paid at closing, $5.6 million in deferred cash payments and a $2.6 million receivable for estimated purchase price adjustments.
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
We expect to redeem the $45.4 million in outstanding principal of the 1.25% convertible senior notes due 2023 (the 2023 Notes), plus accrued and unpaid interest, by the redemption date of November 30, 2021.

Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $49.2 million of cash and cash equivalents in the nine months ended September 30, 2021, which reflects the timing of working capital adjustments and our continued growth in revenue partially offset by our continued investments in our operations. Cash provided by operating activities reflected our net loss of $101.7 million, offset by a decrease in our net operating assets of $42.3 million and non-cash charges of $108.6 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, induced conversion expense, amortization of debt issuance costs and other non-cash charges. The decrease in our net operating assets was primarily due to a $24.4 million increase in deferred revenue due to increased billings, a $23.5 million decrease in accounts receivable due to an increase in collections, a $3.6 million increase in other liabilities, a $3.1 million decrease in prepaid expenses and other assets and a $2.1 million increase in accounts payable, which each had a positive impact on operating cash flow. These factors were partially offset by a $4.6 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions and a $9.8 million increase in deferred contract acquisition and fulfillment costs, which each had a negative impact on operating cash flow.
Operating activities provided $4.3 million of cash and cash equivalents in the nine months ended September 30, 2020, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash provided by operating activities reflected our net loss of $69.9 million and an increase in our net operating assets of $3.2 million, offset by $77.4 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts and other non-cash charges. The increase in our net operating assets was primarily due to a $10.5 million decrease in deferred revenue, a $5.3 million increase in deferred contract acquisition and fulfillment costs, a $3.1 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, and a $0.9 million decrease in other liabilities, which each had a negative impact on operating cash flow. These factors were partially offset by a $13.2 million decrease in accounts receivable due to an increase in collections, and a $1.9 million increase in accounts payable and a $1.4 million decrease in prepaid expenses and other assets, which each had a positive impact on operating cash flow.
Investing Activities
Investing activities used $307.9 million of cash in the nine months ended September 30, 2021, consisting of $358.4 million of cash paid for the acquisitions of IntSights, Alcide and Velocidex, net of cash acquired, $7.2 million for capitalization of internal-use software costs, $3.0 million for other investing activities, $4.8 million in capital expenditures to purchase computer equipment, furniture and fixtures and leasehold improvements, partially offset by $65.5 million of investment sales and maturities, net of purchases.
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
Financing Activities
Financing activities provided $313.4 million of cash in the nine months ended September 30, 2021, which consisted primarily of $585.0 million in proceeds from the issuance of the 2027 Notes, net of issuance costs paid of $15.0 million, $9.3 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP) and $3.3 million in proceeds from the exercise of stock options, partially offset by $184.6 million for the repurchase and conversion of the 2023 Notes, $76.0 million for the purchase of 2027 Capped Calls, $11.5 million in withholding taxes paid for the net share settlement of equity awards and $12.1 million for payments related to the acquisitions of DivvyCloud, Alcide and IntSights.
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
Contractual Obligations and Commitments
As of September 30, 2021, there were no material changes in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at September 30, 2021 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of September 30, 2021, we had cash and cash equivalents of $227.1 million consisting of bank deposits and money market funds and short- and long-term investments of $82.5 million consisting of commercial paper, corporate bonds and U.S. government agencies. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but does not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of September 30, 2021, the fair values of our 2023 Notes, 2025 Notes and 2027 Notes were $123.2 million, $446.6 million and $747.5 million, respectively.
As of September 30, 2021, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•If we are unable to hire, train, manage and retain qualified personnel, including our senior management and other key employees, our business may suffer.

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
We have posted a net loss in each year since inception, including net losses of $98.8 million, $53.8 million and $55.5 million in the years ended December 31, 2020, 2019 and 2018, respectively. As of September 30, 2021, we had an accumulated deficit of $691.4 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
The market for SecOps solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our primary competitors in Vulnerability Risk Management include Qualys and Tenable; in Incident Detection and Response (SIEM) include Splunk, Micro Focus, LogRhythm and Microsoft (Sentinel); in Application Security include Micro Focus and IBM; in Security Orchestration and Automation Response include Phantom (Splunk) and Demisto (Palo Alto Networks); in Cloud Security include Prisma (Palo Alto Networks) and CloudGuard (Check Point Software Technologies); in Threat Intelligence include Recorded Future and Digital Shadows and finally, while the competition in our professional services business is diverse, our competitors include FireEye's Mandiant, SecureWorks and NCC Group.
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
To date, we have derived a significant amount of our revenue from customers using our vulnerability management offerings. If we are unable to renew or increase sales of our vulnerability management offerings, or if we are unable to increase sales of our other offerings, our business and operating results could be adversely affected.
Although we continue to introduce and acquire new products and professional services, we derive and expect to continue to derive a significant amount of our revenue from customers using certain of our vulnerability management offerings (VM), InsightVM, Nexpose and Metasploit. Greater than half of our revenue was attributable to InsightVM, Nexpose and Metasploit in each of our last three fiscal years. As a result, our operating results could suffer due to:
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
Our inability to renew or increase sales of our vulnerability management offerings, including cloud-based subscriptions, content subscriptions, managed services and content and maintenance and support subscriptions, or a decline in prices of our vulnerability management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. In addition, we have introduced several non-VM subscription products, including InsightAppSec, InsightConnect and InsightCloudSec (formerly known as DivvyCloud). These products are relatively new, and it is uncertain whether they will gain the market acceptance we expect. Any factor adversely affecting sales of our non-VM products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the nine months ended September 30, 2021 and 2020, operations located outside of North America generated 18% and 17%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
Achieving the anticipated benefits of past or future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings. For example, on January 28, 2021 we acquired Alcide.IO Ltd. (Alcide), a Kubernetes cloud workload protection platform and on July 16, 2021, we acquired IntSights, a provider of contextualized external threat intelligence and proactive threat remediation which were intended to extend the cloud security capabilities of our Insight Platform. The integration of Alcide and IntSights and any other acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures and business operations and internal systems. We may need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition. If we are unable to effectively execute or integrate acquisitions, the anticipated benefits of such acquisition, including sales or growth opportunities or targeted synergies may not be realized, and our business, financial condition and operating results could be adversely affected.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the nine months ended September 30, 2021 and 2020 we incurred 15%, and 13%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the nine months ended September 30, 2021 and 2020, 9% and 8%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We implemented a hedging program during 2020 and have entered into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
Also, since many of our customers continue working remotely, we expect there will continue to be an increased amount of personal, confidential and proprietary information that is stored in our solutions, which increases the exposure and risk of cyberattacks and other malicious internet-based activity. While we have taken steps to protect such information that we have access to, including information we may obtain through our customer support services or customer usage of our offerings, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, viruses, social engineering (phishing attacks), and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. Further, if our systems or those of our third-party service providers are breached as a result of third-party action, employee error or misconduct, attackers could learn critical information about how our products operate to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber attacks.
We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. We make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing, human resources services, customer relationship management, enterprise risk planning and other functions. Although we have developed systems and processes that are designed to protect customer information and prevent data and financial loss and other security breaches and incidents, and to reduce the impact of a security breach or incident at a third-party vendor, such measures cannot provide absolute security. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we maintain measures designed to protect the integrity, confidentiality and security of our data, our security measures could fail and those of our third-party service providers have failed and could fail, any of which could result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data or financial loss.
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
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation, (EU) 2016/679 (GDPR), laws implemented by European Union (EU) member states which contain derogations from, or exemptions or authorizations for the purposes of, the GDPR, or which are otherwise intended to supplement the GDPR and, following the withdrawal in the United Kingdom (UK), the so-called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations) (European Data Protection Laws). The European Data Protection Laws present significantly greater risks, compliance burdens and costs for companies with users and operations in the EU and UK. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance and similar levels of fines could also be imposed under the UK GDPR.
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
Although by virtue of the UK GDPR, the GDPR applies in the UK in substantially unvaried form, going forward there will be increasing scope for divergence in application, interpretation and enforcement between the UK and the EU and such divergence could jeopardize the European Commission's adequacy decision in respect of the UK allowing transfers of personal data to the UK from EU member states for a period of four years.
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
Some organizations have been reluctant to use cloud solutions for cyber security, such as our InsightVM, InsightIDR, InsightAppSec, InsightConnect and InsightCloudSec (formerly known as DivvyCloud), because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with this solution. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole may be negatively impacted, which could harm our business.
Risks Related to our Common Stock
The market price of our common stock has been and is likely to continue to be volatile.
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $130.17 through October 31, 2021. Factors that may affect the market price of our common stock include:
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 10 to our unaudited consolidated financial statements, the conditional conversion features of the 2023 Notes and the 2025 Notes were triggered as of September 30, 2021, and the 2023 Notes and 2025 Notes are convertible at the option of the holders, in whole or in part, between October 1, 2021 and December 31, 2021. During the first quarter of 2021, an immaterial principal amount of the 2023 Notes was requested for conversion, which was settled during the second quarter of 2021. Whether the 2025 Notes will be convertible following such fiscal quarter will depend on the continued satisfaction of this condition or another conversion condition in the future. On September 16, 2021, we issued a notice of redemption for the remaining $45.4 million aggregate principal amount outstanding of the 2023 Notes. Pursuant to the redemption notice, on the redemption date of November 30, 2021, we will redeem any 2023 Notes that have not been converted prior to such date at a redemption price in cash equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, if any, from August 1, 2021 to, but not including, the redemption date. We have classified the 2023 Notes as a current liability on our consolidated balance sheet as of September 30, 2021 as we expect to redeem these 2023 Notes on the November 30, 2021 redemption date. As of September 30, 2021, the 2027 Notes are not convertible at the option of the holder. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 10 to our consolidated financial statements, the conditional conversion features of the 2023 Notes and the 2025 Notes were triggered as of September 30, 2021, and the 2023 Notes and the 2025 Notes are convertible at the option of the holders, in whole or in part, between October 1, 2021 and December 31, 2021. On September 16, 2021, we issued a notice of redemption for the remaining $45.4 million aggregate principal amount outstanding of the 2023 Notes. Pursuant to the redemption notice, on the redemption date of November 30, 2021, we will redeem any 2023 Notes that have not been converted prior to such date at a redemption price in cash equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, if any, from August 1, 2021 to, but not including, the redemption date. Whether the 2025 Notes will be convertible following the fiscal quarter from October 1, 2021 and December 31, 2021 will depend on the continued satisfaction of the applicable conversion condition or another conversion condition in the future. As of September 30, 2021, the 2027 Notes are not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Rapid7, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Rapid7, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 22, 2015, and incorporated herein by reference).
10.1	Stock Purchase Agreement, dated July 16, 2021, by and between Rapid7, Inc., Rapid7 International Holdings Limited, IntSights Cyber Intelligence Ltd., the Sellers and Shareholder Representative Services LLC. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 19, 2021, and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPID7, INC.

Date: November 4, 2021	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Jeff Kalowski
Name: Jeff Kalowski
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)