Form 10-K
period 2021-12-31
Rapid7, Inc.
filed 2022-02-24
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on a closing price of $94.63 per share of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2021, was approximately $5,191,437,381. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. The number of shares of registrant’s common stock outstanding as of February 18, 2022 was 58,078,543.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
• our expected use of proceeds from future issuances of equity or convertible debt securities;
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
• our ability to stay abreast of new or modified laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
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
•If we are do not effectively manage our future growth rate, our business and results of operations may be adversely affected.
•The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition, and we could be subject to risks from further health pandemics or epidemics, as well as uncertainty regarding returning to work and re-openings.
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
•If we are unable to successfully hire, train, and retain qualified personnel our business may suffer.
•If we fail to continue to effectively scale and manage our operations infrastructure, our customers may experience service outages and/or delays.
•A component of our growth strategy is dependent on our continued international expansion, which adds complexity to our operations.
•Because our products collect and store user and related information, domestic and international privacy and cybersecurity concerns, and other laws and regulations, could have a material adverse effect on our business.
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
In the over 20 years that Rapid7 has been in business, security companies and trends have come and gone, while broader technology innovation continues to advance rapidly. Every company is now a technology company, and rampant innovation inevitably creates security risk. The migration of businesses to the cloud, more distributed workforces, and ubiquitous connected devices present security teams with an increasingly complex, ever-changing, and unpredictable attack surface.
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
We believe Rapid7 is uniquely positioned to improve how security challenges are addressed. Our solutions and services are built with and supported by the expertise of our dedicated team of security researchers, expert SOC analysts and consultants, who bring knowledge of attacker behavior and emerging vulnerabilities directly to customers. We also continue to invest in further simplifying our technology to improve usability, lowering the barrier for teams and organizations who lack resources to manage their security posture.
While our security technology is the foundation of our mission to make successful security accessible to all, technology alone will not solve today’s cybersecurity challenges. Our ongoing commitment to researching and partnering with the technology community helps to curb new security risks born through innovation. We are also investing in under-served, at risk communities, like non-profits and hospitals, to better understand their needs and make security technology and services accessible. By continuously improving our technology, stemming the creation of risk in the community, and making security more usable and accessible, Rapid7 aims to close the security achievement gap .
As of December 31, 2021, we had more than 10,000 customers that rely on Rapid7 technology, services, and research to improve security outcomes and securely advance their organizations. We have experienced strong revenue growth with revenue increasing from $200.9 million in 2017 to $535.4 million in 2021, representing a 28% compound annual growth rate.
In 2021, 2020 and 2019 recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 92%, 90% and 87%, respectively, of total revenue. We incurred net losses of $146.3 million, $98.8 million and $53.8 million in 2021, 2020 and 2019, respectively, as we continued to invest for long-term growth.
Our Solutions
We offer products across multiple pillars on our Insight Platform:
•Incident Detection and Response: Our industry-leading Incident Detection and Response (IDR) solutions are designed to enable organizations to rapidly detect and respond to cybersecurity incidents and breaches across physical, virtual, and cloud assets. Equipped with user behavior analytics (UBA), attacker behavior analytics (ABA), network traffic analysis (NTA), end-point detection and response (EDR) and deception technology, our Extended Detection and Response (XDR) solution is designed to provide comprehensive network visibility and accelerate threat investigation and response.
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
•Threat Intelligence: Our advanced external threat intelligence tool finds and mitigates threats by proactively monitoring thousands of sources across the clear, deep, and dark web. By providing actionable, real-time information on threats outside their infrastructure coupled with automated remediation capabilities, customers have visibility to tailored threats and can make informed decisions.
•Security Orchestration and Automation Response: Our Security Orchestration and Automation Response (SOAR) solutions allow security teams to connect disparate solutions within their cybersecurity, IT and development operations and build automated workflows, without requiring code, to eliminate repetitive, manual and labor-intensive tasks, resulting in measurable time and cost savings.
Finally, to complement our products, we offer a range of managed services based on our software solutions and professional services, including penetration testing services, incident response services, security advisory services, and deployment and training.
Insight Platform
Our cloud-native Insight Platform is at the core of our product offerings. The platform was built using our extensive experience in collecting and analyzing data to enable our customers to create and manage analytics-driven cybersecurity risk management programs. By utilizing our powerful, proprietary analytics to assess and understand the context and relationships around users, IT assets and cyber threats within a customer’s environment, our solutions make it easier for teams to identify and remediate vulnerabilities, monitor for misconfigurations and malicious behavior, investigate and shutdown attacks, and automate operations.
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
Analytics: Increasing IT environment complexity coupled with a severe lack of cybersecurity professionals is overwhelming security and IT teams, who are struggling to deal with false positives and maintain adequate levels of cybersecurity. Our Insight Platform addresses these challenges with the following features:
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
Automation: Our Insight Platform unites technology stacks and allows security operations teams to connect disparate solutions within their cybersecurity, IT and development operations.
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
•Highly Customizable: The Insight Platform not only has a wide range of pre-built workflows and integrations, but it is also highly extensible. With approximately 500 plugins to connect security tools and easily customizable connect-and-go workflows, the Insight Platform frees up security teams to tackle other challenges, while still leveraging human decision points when it is most critical.
Insight Platform Product Offerings
We offer our Insight Platform solutions as software-as-a-service products, on a subscription basis. Our Insight Platform products are available globally and reduce the need for customers to manage large, complex, data infrastructure. We offer the following cloud products across the main pillars of Security Operations (SecOps):
InsightIDR: InsightIDR, our Incident Detection and Response (IDR) solution, is designed to enable organizations to rapidly detect and respond to cybersecurity incidents and breaches across physical, virtual and cloud assets.
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

InsightIDR is designed to provide a cost-effective response to the need for a modern SIEM or XDR solution. With our Metasploit community, research and incident response services, we are continually studying and identifying the latest attacker methods. We have found ways to increase accuracy, speed processes, and achieve greater confidence, even as attacker methods change. These include built-in deception capabilities such as honeypots and automated threat intelligence feeds that quickly alert our customers to new attacker behaviors seen in the wild by our own threat hunters.
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
InsightCloudSec: InsightCloudSec, our cloud-native security platform, enables customers to drive digital transformation while continuously identifying and remediating security and compliance issues in their public cloud environments.
InsightCloudSec is a fully-integrated solution that integrates posture management, workload protection, infrastructure entitlements management, infrastructure-as-code security, and Kubernetes protection. It helps Security and DevOps teams surface risk in complex multi-cloud and container environments, shift their cloud security program earlier in the development lifecycle, and automate workflows to speed up remediation and implement cost-saving efforts. Integrating best-of-breed technologies, InsightCloudSec provides unified visibility and robust context across multi-cloud environments to analyze, prioritize, and remediate issues as they arise.
By performing real-time, continuous discovery and analysis of cloud and container resources, we allow customers to identify security risks, threats and policy compliance violations such as data breaches, malicious insiders, account hijacking, insecure interfaces, and weak authentication. InsightCloudSec then takes automatic action to remediate identified issues based on user-defined and/or automated parameters before they are exploited by a malicious actor.
InsightCloudSec is offered through a cloud-based subscription.
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
InsightConnect: InsightConnect is our SOAR solution that is used by security professionals to connect their many disparate solutions and automate workflows to increase the speed with which they can identify risk and respond to incidents. With a growing library of over 500 integration plugins and easily customizable pre-built workflows, it allows our customers to automate manual and tedious tasks, while still leveraging their expertise when it is most critical, thereby saving time and improving efficiency. InsightConnect is offered on a cloud-based subscription basis.
Other Products
Threat Intelligence: Threat Intelligence finds and mitigates threats by proactively monitoring thousands of sources across the clear, deep, and dark web. By providing actionable, real-time information on threats outside their infrastructure coupled with automated remediation capabilities, customers have visibility to tailored threats and can make informed decisions. Threat Intelligence is offered on a cloud-based subscription basis.
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
Professional Services
Our professional services offerings enhance our ability to serve as a trusted advisor in assisting organizations to think proactively about their security programs and implement strategic, analytics-driven security strategies. We believe that our role as trusted advisor helps drive better security outcomes for our customers, as well as loyalty and further usage of our products. Our professional services offerings include, but are not limited to, Penetration Testing, Cybersecurity Maturity Assessments, Security & Incident Response Program Development Services, IoT & Internet Embedded Device testing as well as Threat Modeling, TableTop Exercises and Incident Response services. In addition, we offer deployment and training services related to our platform, to further help customers operationalize and customize their platform experience.
For example, our Cybersecurity Maturity Assessments provide our customers with a view of their current security posture, an objective review of their existing plans, and a guide to their strategic planning. By accessing our security talent, we help organizations develop an approach and road map to further mature and strengthen their program efforts - often simplifying the otherwise complex.
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
Sales, Customer Support, and Marketing
We sell our solutions through direct inside and field sales teams and indirect channel partner relationships.
    Sales: Our sales teams focus on both new customer acquisition as well as upselling and cross-selling additional offerings to our existing customers. Our sales teams are organized by geography, consisting of the Americas; Europe, the Middle East and Africa (EMEA); and Asia Pacific (APAC), as well as by target organization size. Our sales team consists of a mix of inside sales and field sales professionals, that sell to small, medium and large customers. Our highly technical sales engineers help define customer use cases, manage solution evaluations and train channel partners.
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
We generated 52%, 47%, and 43% of sales from channel partners, in 2021, 2020, and 2019, respectively. Our revenue is not concentrated with any individual channel partner as no channel partner represented more than 10% of our revenue in 2021, 2020 or 2019.
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
Research and Development Efforts
We invest substantial resources in research and development to enhance our core technology platform and products, develop new end market-specific solutions and applications, and conduct product and quality assurance testing. Our technical and engineering team monitors and tests our products on a regular basis, and we maintain a regular release process to refine, update, and enhance our existing products. We also have a team of experienced security researchers who work to keep us abreast of the latest developments in the cybersecurity landscape. Our research and development teams are located in our offices in Boston, Massachusetts; Austin, Texas; Los Angeles and San Francisco, California; Arlington, Virginia; Toronto, Canada; Dublin and Galway, Ireland; Belfast, Northern Ireland; Tel Aviv, Israel and Stockholm, Sweden, providing us with a broad, worldwide reach to engineering talent.
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
We perform security research that enables the analytics in our platform and products as well as delivers strategic value to the security community at large. The output of our research results in threat intelligence, exposure analysis and attacker awareness that we publish as well as integrate into our platform. This data is used for security research, product development, and across our services to help protect and inform our customers, partners and community. We share this data with validated educational and private security researchers, research partners, vetted threat sharing communities, and organizational security teams through our Open Data portal to foster collaboration and encourage discovery of new insights. We collect data for research purposes through a few key areas:
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
Velociraptor Open Source DFIR: Velociraptor is a unique, advanced open-source endpoint monitoring, digital forensic and cyber response platform. It was developed by Digital Forensic and Incident Response (DFIR) professionals who needed a powerful and efficient way to hunt for specific artifacts and monitor activities across fleets of endpoints.
Velociraptor provides you with the ability to more effectively respond to a wide range of digital forensic and cyber incident response investigations and data breaches such as:
•Reconstruct attacker activities through digital forensic analysis
•Hunt for evidence of sophisticated adversaries
•Investigate malware outbreaks and other suspicious network activities
•Monitor continuously for suspicious user activities, such as files copied to USB devices
•Discover whether disclosure of confidential information occurred outside the network
•Gather endpoint data over time for use in threat hunting and future investigations
Velociraptor’s power and flexibility comes from the Velociraptor Query Language (VQL). VQL is a framework for creating highly customized artifacts, which allow you to collect, query, and monitor almost any aspect of an endpoint, groups of endpoints, or an entire network. It can also be used to create continuous monitoring rules on the endpoint, as well as automate tasks on the server.
Our Customers
Our customer base has grown from approximately 8,000 customers at the end of 2019 to more than 10,000 customers as of December 31, 2021, in 142 countries, including 44% of the organizations in the Fortune 100. We define a customer as any entity that has an active Rapid7 recurring revenue contract as of the specified measurement date, excluding InsightOps and Logentries only customers with a contract value less than $2,400 per year.
Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services, with customers in the services industry representing our largest industry in 2021 at 17% of our revenue. In 2021, 45% of our revenue was generated from enterprises, which we define as organizations that have either annual revenue greater than $1.0 billion or more than 2,500 employees, and the balance was generated from middle-market and small organizations.
Our revenue is not concentrated with any individual customer and no customer represented more than 1% of our revenue in 2021, 2020 or 2019.

Our Competition
The markets we operate in are highly competitive, fragmented and subject to technology change and innovation. Our primary competitors in Vulnerability Risk Management include Qualys and Tenable; in Incident Detection and Response include Splunk, Micro Focus, LogRhythm and Microsoft (Sentinel); in Application Security include Micro Focus and IBM; in Security Orchestration and Automation Response include Splunk and Palo Alto Networks; in Cloud Security include Palo Alto Networks and Check Point Software Technologies; in Threat Intelligence include Recorded Future and Digital Shadows and finally, while the competition in our professional services business is diverse, our competitors include Mandiant, SecureWorks and NCC Group.
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
Government Regulations
We are subject to various federal, state and international laws and regulations that affect our business, including those relating to the privacy and security of customer and employee personal information and export or import of our products to certain countries, governments or entities. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, which may significantly increase our compliance costs.
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
As of December 31, 2021, we had 2,353 full-time employees, including 432 in product and service delivery and support, 889 in sales and marketing, 736 in research and development and 296 in general and administrative. As of December 31, 2021, we had 1,518 full-time employees in the U.S. and 835 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
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
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. Initially, this included having the vast majority of our employees work from home while implementing additional safety measures, including regular testing for employees continuing critical on-site work. In 2021, we began to selectively reopen certain offices in a phased approach and to hold in-person or hybrid meetings, on a voluntary basis, taking into consideration government restrictions and employee safety. Moving forward we intend to continue with a hybrid work model through which we balance our view that the office remains a critical environment for mentorship, career development and the kinds of lasting bonds that create a great work culture, with flexibility and trust in our employees to work with their teams to find the right model that allows for us to deliver for our customers.
Talent Development
We believe in investing in the growth and development of all of our employees so they may build the career experience of their lifetime. “Never Done” is one of our core values, and our employees take advantage of a myriad of opportunities for continuous learning, both through internal training and development programs, on-demand learning modules, and access to content-specific curriculum based on need and interest. We have designed and implemented learning experiences for our employees at every stage of their careers. This includes our tailored leadership development programs for both non-technical and technical leaders. Both programs align to our core values and promote the leadership skills and behaviors we believe are critical to the success of our mission, customers, and development of our people. As a supporter of a promote-from-within culture, we actively mentor and invest in the pipeline of our future leaders by providing pathways for growth, development, and promotion on an ongoing basis through our early leader programs. Additionally, new employees engage in our 90-day onboarding experience, Making the Band, which is intended to support the embodiment of our core values, and shorten their time to create impact.
To supplement our internal programs, as well as provide opportunities for independent study, employees have access to online education tools to build the necessary skills related to one’s role and a digital library curated for our employees. To further invest in the future of cybersecurity and to deliver on our company mission, we are continuing to strengthen our programming for emerging talent and early career individuals. Building this programming will support individuals in our various programs that offer early career opportunities.
Diversity, Equity and Inclusion
We believe that a company culture focused on diversity and inclusion is a key driver of creativity and innovation and that diverse and inclusive teams make better business decisions, which ultimately drive better business outcomes. We are committed to recruiting, retaining and developing high-performing, innovative and engaged employees with diverse backgrounds and experiences. Several years ago, we set out to ensure we were creating a more diverse workforce population, while simultaneously ensuring we are creating the best possible environment for everyone to thrive. Specifically, we sought to increase the number of under-represented groups (in particular women and people of color) to 50% of the employee base in the U.S. Having achieved those goals, we have since adapted our focus and progress to increase our global population of women from 29% as of December 31, 2020 to 35% by December 31, 2022. Additionally, we are investing in our recruiting and retaining of employees who identify as Black, Latinx or multi-racial, with the goal of increasing our U.S. population of this demographic from 13% as of December 31, 2020 to 18% by December 31, 2022. We undertook to promote transparency by publishing our workforce demographic data and increasing thoughtful discussions across the Company, including unconscious bias training for our employees. In addition, we expanded our efforts to recruit under-represented groups through referrals and beyond the traditional networks from which we previously recruited.
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
Community Involvement & The Rapid7 Cybersecurity Foundation
We give back to the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We partner with a variety of STEM and inclusion-focused programs to promote technology education for all. Beyond contributions of cash, we encourage employee volunteerism at all our locations. In 2021, working with the Tides Foundation, we paid out nearly $0.3 million to organizations, principally those engaged in helping create a more diverse and inclusive technology workforce, through the Rapid7 for Good Fund. In 2021, we also formed the Rapid7 Cybersecurity Foundation. The Foundation’s mission, which aligns closely to that of Rapid7, is to help close the cybersecurity achievement gap by promoting a more diverse and inclusive cyber workforce; supporting free and open cybersecurity solutions; and advocating for those that often lack a voice in advancing security. We seeded the Foundation with $1.0 million.
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
•the level of perceived threats to organizations’ cybersecurity;
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
•decisions by potential customers to purchase cybersecurity products or professional services from other vendors;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•price competition;
•our ability to successfully manage and integrate any acquired businesses, including, IntSights Cyber Intelligence Ltd. (IntSights), and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
•our ability to increase, retain and incentivize the channel partners that market and sell our products and professional services;
•our continued international expansion and associated exposure to changes in foreign currency exchange rates;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates that impact our business;

•the cost or results of existing or unforeseen litigation and intellectual property infringement;
•the strength of regional, national and global economies;
•the impact of climate change, natural disasters or manmade problems such as terrorism or war; and
•future accounting pronouncements or changes in our accounting policies or practices.
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
If we do not effectively manage our future growth, our business and results of operations will be adversely affected.
From the year ended December 31, 2017 to the year ended December 31, 2021, our revenue grew from $200.9 million to $535.4 million and our headcount grew from 1,079 to 2,353 employees. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and will continue to place significant demands on our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
•continue to improve our key business applications, processes and IT infrastructure to support our business needs and appropriately documenting such systems and processes;
•continue to effectively attract, integrate and retain a large number of new employees, particularly members of our sales and marketing and research and development teams;
•enhance our information and communication systems to ensure that our employees and offices around the world are well coordinated and can effectively communicate with each other and our growing base of customers and partners;
•improve our financial, management, and compliance systems and controls; and
•successfully compete with other companies.
If we fail to achieve these objectives effectively, our ability to manage our expected growth may be impaired and we may be unable to maintain the quality of our offerings, consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability. You should not rely on our prior quarterly or annual periods performance as any indication of our future growth.

We have not been profitable historically and may not achieve or maintain profitability in the future.
We have posted a net loss in each year since inception, including net losses of $146.3 million, $98.8 million and $53.8 million in the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $736.0 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition, and we could be subject to risks from further health pandemics or epidemics, as well as uncertainty regarding returning to work and re-openings.
Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which continues to have a negative impact on the local, regional, national and global scale. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, the emergence of any new variants, the results of vaccination efforts, vaccine mandate requirements, and containment measures. The implementation of measures to help contain the virus has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees began working remotely as of late March 2020, but we have begun to selectively reopen certain offices in a phased approach and to hold in-person or hybrid meetings, on a voluntary basis, taking into consideration government restrictions and employee safety. In addition, many of our customers and prospective customers are working remotely. The disruptions to our operations caused by the COVID-19 pandemic may negatively impact employee retention and result in inefficiencies, delays and additional costs in our sales and marketing, professional service and research and development efforts, which cannot be predicted or quantified at this time. To the extent that disruptions occur, we may not be able to fully mitigate any such inefficiencies, delays and additional costs through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition.
Negative conditions in the general economy both in the United States and abroad resulting from health pandemics or epidemics, such as the COVID-19 pandemic, could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. More generally, the COVID-19 pandemic continues to present the possibility of an extended global economic downturn and has caused volatility in financial markets, which could materially and adversely affect demand for our products and professional services and could materially and adversely impact our results and financial condition even after the pandemic is contained. For example, we may be unable to collect receivables from those customers significantly impacted by COVID-19, which may be more pronounced in industry verticals more directly impacted by the COVID-19 pandemic. Also, a decrease in subscriptions and/or renewals in a given period could negatively affect our ARR as well as our revenues in future periods, particularly if experienced on a sustained basis, because a substantial proportion of our software subscriptions yield revenue recognized over time. The pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our guidance, our customers, our potential customers, our market opportunity, renewals and sales cycle, among others. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.
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
The full extent of the COVID-19 pandemic’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the ultimate duration, spread and reemergence of the pandemic, including any new variants, its impact on capital and financial markets, the timing of economic recovery and any new information that may emerge concerning the severity of the virus, its spread to or reemergence in other geographic regions as well as the actions taken to contain it, including the distribution and acceptance of vaccines, among others. Any of these impacts could have a material adverse impact on our business, results of operations and financial condition and ability to execute and capitalize on our strategies. Due to the current uncertainty regarding the severity and duration of the COVID-19 pandemic, we cannot predict whether our response to date or the actions we may take in the future will be effective in mitigating the effects of COVID-19 pandemic on our business, results of operations or financial condition. Accordingly, we are unable at this time to predict the impact of the COVID-19 pandemic on our operations, liquidity, and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material.
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
We spend substantial amounts of time and money to research and develop or acquire new offerings and enhanced versions of our existing offerings to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our platform to target specific use cases and to cultivate our community. When we develop a new or enhanced version of an existing offering, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop or acquire new or enhanced offerings, their introduction must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our recent product expansions and offerings, such as our Cloud Security and Threat Intelligence offerings, do not garner widespread market adoption and implementation, our financial results and competitive position could suffer.
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
The market for SecOps solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our primary competitors in Vulnerability Risk Management include Qualys and Tenable; in Incident Detection and Response include Splunk, Micro Focus, LogRhythm and Microsoft (Sentinel); in Application Security include Micro Focus and IBM; in Security Orchestration and Automation Response include Splunk and Palo Alto Networks; in Cloud Security include Palo Alto Networks and Check Point Software Technologies; in Threat Intelligence include Recorded Future and Digital Shadows and finally, while the competition in our professional services business is diverse, our competitors include Mandiant, SecureWorks and NCC Group.
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

If we are unable to successfully hire, train, and retain qualified personnel our business may suffer.
We continue to be substantially dependent on our sales force to obtain new customers and increase sales with existing customers. Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain our personnel, especially those in sales, marketing and research and development. In addition, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. We face intense competition for these employees from numerous technology, software and other companies, especially in certain geographic areas in which we operate, and we cannot ensure that we will be able to attract, motivate and/or retain sufficient qualified employees in the future particularly in tight labor markets. If we are unable to attract new employees and retain our current employees, we may not be able to adequately develop and maintain new products or professional services or market our existing products or professional services at the same levels as our competitors and we may, therefore, lose customers and market share. Our failure to attract and retain personnel, especially those in sales and marketing and research and development positions for which we have historically had a high turnover rate, could have an adverse effect on our ability to execute our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease. Even if we are able to identify and recruit a sufficient number of new hires, these new hires will require significant training before they achieve full productivity and they may not become productive as quickly as we would like or at all.
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
If we fail to continue to effectively scale and manage our operations infrastructure, our customers may experience service outages and/or delays.
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
Although we continue to introduce and acquire new products and professional services, we derive and expect to continue to derive a significant amount of our revenue from customers using certain of our vulnerability management offerings (VM), InsightVM, Nexpose and Metasploit. Approximately half of our revenue was attributable to InsightVM, Nexpose and Metasploit for the year ended December 31, 2021. As a result, our operating results could suffer due to:
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
Our inability to renew or increase sales of our vulnerability management offerings, including cloud-based subscriptions, content subscriptions, managed services and content and maintenance and support subscriptions, or a decline in prices of our vulnerability management offerings would harm our business and operating results more seriously than if we derived significant revenues from a variety of offerings. In addition, while we have introduced several non-VM subscription products, including InsightAppSec, InsightConnect, InsightCloudSec and Threat Intelligence, these products are relatively new, and it is uncertain whether they will gain the market acceptance we expect. Any factor adversely affecting sales of our non-VM products or professional services, including release cycles, market acceptance, competition, performance and reliability, reputation and economic and market conditions, could adversely affect our business and operating results.
A component of our growth strategy is dependent on our continued international expansion, which adds complexity to our operations.
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the years ended December 31, 2021, 2020 and 2019, operations located outside of North America generated 19%, 17% and 16%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
•increased management, infrastructure and legal costs associated with having international operations;
•reliance on channel partners;
•trade and foreign exchange restrictions;
•economic or political instability or uncertainty in foreign markets and around the world;
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
•increased exposure to climate change, natural disasters, acts of war, terrorism, epidemics, or pandemics and other health crises, including the ongoing COVID-19 pandemic; and

•costs of compliance with multiple and possibly overlapping tax structures.
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
Our success in acquiring and integrating other businesses, products or technologies could impact our financial position.
In order to remain competitive, we have in the past and may in the future seek to acquire additional businesses, products or technologies. We also may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful.
Achieving the anticipated benefits of past or future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings. For example, on July 16, 2021, we acquired IntSights, a provider of contextualized external threat intelligence and proactive threat remediation which were intended to extend the cloud security capabilities of our Insight Platform. The integration of IntSights and any other acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures and business operations and internal systems. We may need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition. If we are unable to effectively execute or integrate acquisitions, the anticipated benefits of such acquisition, including sales or growth opportunities or targeted synergies may not be realized, and our business, financial condition and operating results could be adversely affected.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We anticipate that we will continue to rely on these partners in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. For the years ended December 31, 2021, 2020 and 2019, we derived approximately 52%, 47%, and 43%, respectively, of our revenue from sales of products and professional services through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Our agreements with our channel partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our products and professional services, our ability to grow our business and sell our products and professional services, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and professional services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and professional services or increased revenue.

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
We generate a portion of our revenue from our vulnerability management offerings that help organizations achieve and maintain compliance with regulations and industry standards both domestically and internationally. For example, many of our customers subscribe to our vulnerability management offerings to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council (the PCI Council), which apply to companies that process, transmit or store cardholder data. In addition, our vulnerability management offerings are used by customers in the health care industry to help them comply with numerous federal and state laws and regulations related to patient privacy. In particular, HIPAA, and the 2009 Health Information Technology for Economic and Clinical Health Act include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. The foregoing and other state, federal and international legal and regulatory regimes may affect our customers’ requirements for, and demand for, our products and professional services. Governments and industry organizations, such as the PCI Council, may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our products. If we are unable to adapt our products to changing legal and regulatory standards or other requirements in a timely manner, or if our products fail to assist with, or expedite, our customers’ cybersecurity defense and compliance efforts, our customers may lose confidence in our products and could switch to products offered by our competitors or threaten or bring legal actions against us. In addition, if laws, regulations or standards related to data security, vulnerability management and other IT security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our products. In any of these cases, our revenue and operating results could be harmed.
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
Selling to government entities can be highly competitive, expensive and time consuming, and often requires significant upfront time and expense without any assurance that we will win a sale. Government demand and payment for our products and professional services may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. Government entities also have heightened sensitivity surrounding the purchase of cybersecurity solutions due to the critical importance of their IT infrastructures, the nature of the information contained within those infrastructures and the fact that they are highly-visible targets for cyber attacks. Accordingly, increasing sales of our products and professional services to government entities may be more challenging than selling to commercial organizations. Further, in the course of providing our products and professional services to government entities, our employees and those of our channel partners may be exposed to sensitive government information. Any failure by us or our channel partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the years ended December 31, 2021, 2020 and 2019 we incurred 15%, 12% and 13%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the years ended December 31, 2021, 2020 and 2019, 10%, 9% and 8%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We implemented a hedging program during 2020 and have entered into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
Although we monitor our use of open source software in an effort both to comply with the terms of the applicable open source licenses and to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. The terms of certain open source licenses require us to release the source code of our applications and to make our applications available under those open source licenses if we combine or distribute our applications with open source software in a certain manner. In the event that portions of our applications are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, re-engineer all, or a portion of, those applications or otherwise be limited in the licensing of our applications. Disclosing our proprietary source code could allow our competitors to create similar products with lower development effort and time and ultimately, could result in a loss of sales for us. Disclosing the source code of our proprietary software could also make it easier for cyber attackers and other third parties to discover vulnerabilities in or to defeat the protections of our products, which could result in our products failing to provide our customers with the security they expect. Likewise, some open source projects have known security and other vulnerabilities and architecture instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. Any of these events could have a material adverse effect on our business, operating results and financial condition.
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
As of December 31, 2021, we had federal and state net operating loss carryforwards (NOLs), of $510.3 million and $400.7 million, respectively, available to offset future taxable income, which expire in various years beginning in 2022 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percentage point ownership change over a three-year testing period. Based upon our historical analysis, we determined that although a limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.

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
If our products or professional services fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, or if our products or professional services fail to identify and respond to new and increasingly complex methods of cyber attacks, our business and reputation may suffer. There is no guarantee that our products or professional services will detect all vulnerabilities and threats, especially in light of the rapidly changing security landscape to which we must respond, including the constantly evolving techniques used by attackers to access or sabotage data. If we fail to update our solutions in a timely or effective manner to respond to these threats, our customers could experience security breaches. Many federal, state and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our solutions. An actual or perceived security breach or theft of sensitive data of one of our customers, regardless of whether the breach is attributable to the failure of our products or professional services, could adversely affect the market’s perception of our offerings and subject us to legal claims.
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
Any disruptions or other performance problems with our products could harm our reputation and business and may damage our customers’ businesses. Interruptions in our service delivery might reduce our revenue, cause us to issue credits to customers, due to our inability to meet stated service level commitments, subject us to potential liability and cause customers to not renew their purchases or our products.
If we or our third party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our reputation may be harmed, demand for our solutions may be reduced and we may incur significant liabilities.
We sell cybersecurity and data analytics products. As a result, we have been and will be a target of cyber attacks designed to impede the performance of our products, penetrate our network security or the security of our cloud platform or our internal systems, or that of our customers, misappropriate proprietary information and/or cause interruptions to our services. For example, because Metasploit serves as an introduction to hacking for many individuals, a successful cyber attack on us may be perceived as a victory for the cyber attacker, thereby increasing the likelihood that we may be a target of cyber attacks, even absent financial motives. In addition, with so many of our employees now working remotely due to the global COVID-19 pandemic, we may face an increased risk of attempted security breaches and incidents.
Also, since many of our customers continue working remotely, we expect there will continue to be an increased amount of personal, confidential and proprietary information that is stored in our solutions, which increases the exposure and risk of cyberattacks and other malicious internet-based activity. While we have taken steps to protect such information that we have access to, including information we may obtain through our customer support services or customer usage of our offerings, our security measures or those of our third-party service providers could be breached or otherwise fail to prevent unauthorized access to or disclosure, modification, misuse, loss or destruction of such information. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. Such attacks may also include exploitation of vulnerabilities in third party or open source software code that may be incorporated into our own or our customers’ or supplier’s systems, such as the vulnerability in the Java logging library known as “log4j” identified in late 2021 that affected many in our industry. Further, if our systems or those of our third-party service providers are breached as a result of third-party action, employee error or misconduct, attackers could learn critical information about how our products operate to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber attacks.

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
Since our business is focused on providing reliable security solutions to our customers, a security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, and adversely affect our revenues and operating results. These risks may increase as we continue to grow the number and scale of our cloud services, and process, store, and transmit increasing amounts of data.
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
If Metasploit were to be used by attackers to exploit vulnerabilities in the cybersecurity infrastructures of third parties, our reputation and business could be harmed.
Although Metasploit is a penetration testing tool that is intended to allow organizations to test the effectiveness of their cybersecurity programs, Metasploit has in the past and may in the future be used to exploit vulnerabilities in the cybersecurity infrastructures of third parties. While we have incorporated certain features into Metasploit to deter misuse, there is no guarantee that these controls will not be circumvented or that Metasploit will only be used defensively or for research purposes. Any actual or perceived security breach, malicious intrusion or theft of sensitive data in which Metasploit is believed to have been used could adversely affect perception of, and demand for, our offerings. Further, the identification of new exploits and vulnerabilities by the Metasploit community may enhance the knowledge base of cyber attackers or enable them to undertake new forms of attacks. If any of the foregoing were to occur, we could suffer negative publicity and loss of customers and sales, as well as possible legal claims.
Because our products collect and store user and related information, domestic and international privacy and cybersecurity concerns, and other laws and regulations, could have a material adverse effect on our business.
We, and our customers, are subject to a number of stringent and changing obligations in domestic and international laws, regulations, guidance, industry standards, external and internal policies and contracts and other obligations that address a range of issues including data privacy and cybersecurity, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for online services, data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. This creates some uncertainty as to the effective legal frameworks and our obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparation for and compliance with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our business including our information technologies, systems and practices and to those of any third parties that process personal data on our behalf. Although we strive to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations. If we (or third parties upon whom we rely) fail, or are perceived to have failed, to address and comply with data privacy and security obligations, we could face significant consequences. These consequences may include but are not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar consequences); litigation (including class-related claims); additional reporting requirements and oversight; bans on processing personal data; orders to destroy and not to use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation and our business, and financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business or operations; inability to process personal data; inability to operate in specific jurisdictions; limitations in our ability to develop our products and professional services; management's time and other resource expenditures; adverse publicity; and revisions to our operations.
In the United States, federal, state and local governments have enacted numerous data privacy and security laws (including data breach notification laws, personal data privacy laws and consumer protection laws). For example, the California Consumer Privacy Act of 2018 (CCPA), imposes obligations on businesses to which it applies. These obligations include but are not limited to providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for non-compliance (up to $7,500 per violation). Other states have similarly enacted data privacy laws. If we become subject to new data privacy or security laws, at the state level, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).
Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation, (EU) 2016/679 (GDPR), laws implemented by European Union (EU) member states and, following the withdrawal of the United Kingdom (UK) from the EU, the so-called ‘UK GDPR’ (European Data Protection Laws). The UK’s decision to leave the EU and ongoing developments in the UK have created uncertainty with regard to data protection regulation in the UK. Going forward, there may be an increasing scope for divergence in the application, interpretation and enforcement of data protection laws as between the UK and EU. The European Data Protection Laws present significantly greater risks, compliance burdens and costs for companies with users and operations in the EU and UK. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance and similar levels of fines could also be imposed under the UK GDPR.
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
In addition, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, European Data Protection Laws generally prohibit the transfer of personal data from the European Economic Area (EEA) and, the UK and Switzerland (collectively, Europe), to most other non-European countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. In particular, government regulators in Europe have found that the United States does nor provide an adequate level of data privacy and security protection and although there are legal mechanisms to allow for the transfer of personal data from Europe to the United States, uncertainty remains about compliance and such mechanisms may not be available or applicable with respect to our personal data processing activities. For example, the “Standard Contractual Clauses” (SCCs) that are designed to be a valid mechanism by which parties can transfer personal data out of Europe to jurisdictions that are not found to provide an adequate level of protection, must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. Specifically, the parties to the cross-border personal data transfer must evaluate the importing jurisdiction’s laws and implement supplemental security measures as necessary to protect the at-issue personal data. It is likely that there will continue to be some uncertainty regarding the mechanisms by which parties transfer personal data out of Europe to jurisdictions such as the United States. At present, there are few if any viable alternatives to the SCCs. If we cannot implement and maintain a valid mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing (including prohibitions on transferring personal data out of the EU and UK). This may also reduce demand for our services from companies subject to European Data Protection Laws. Loss of our ability to import personal data from the EU and UK may also require us to increase our data processing capabilities in the EEA at significant expense.
The costs of compliance with, and other burdens imposed by, the laws, rules, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software. Privacy or cybersecurity concerns, whether valid or not valid, may inhibit market adoption of our products particularly in certain industries and foreign countries.
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
Some organizations have been reluctant to use cloud solutions for cybersecurity, such as our InsightVM, InsightIDR, InsightAppSec, InsightConnect, InsightCloudSec and Threat Intelligence, because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with this solution. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole may be negatively impacted, which could harm our business.
Risks Related to our Common Stock
The market price of our common stock has been and is likely to continue to be volatile.
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering, or IPO, in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $145.00 through February 18, 2022. Factors that may affect the market price of our common stock include:
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 10, Debt, to our consolidated financial statements, the conditional conversion features of the 2025 Notes were triggered as of December 31, 2021, and the 2025 Notes are convertible at the option of the holders, in whole or in part, between January 1, 2022 and March 31, 2022. Whether the 2025 Notes will be convertible following the fiscal quarter ending March 31, 2022, will depend on the continued satisfaction of this condition or another conversion condition in the future. As of December 31, 2021, the 2027 Notes are not convertible at the option of the holder. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the pricing of the Notes and the exercise by the initial purchasers of their option to purchase additional Notes, we entered into capped call transactions with certain counterparties (Capped Calls). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying the Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of the Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricings of the Notes, including with certain investors in the Notes. The counterparties and/or or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the applicable observation period relating to any conversion of the 2025 Notes on or after November 1, 2024 or relating to any conversion of the 2027 Notes on or after December 15, 2026, in each case that is not in connection with a redemption). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Notes and our common stock.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 10, Debt, to our consolidated financial statements, the conditional conversion features of the 2025 Notes were triggered as of December 31, 2021, and the 2025 Notes are convertible at the option of the holders, in whole or in part, between January 1, 2022 and March 31, 2022. Whether the 2025 Notes will be convertible following the fiscal quarter from January 1, 2022 and March 31, 2022 will depend on the continued satisfaction of the applicable conversion condition or another conversion condition in the future. As of December 31, 2021, the 2027 Notes are not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
Our business is subject to the risks of climate change, pandemics, earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.
A significant public health crisis, epidemic or pandemic (including the ongoing COVID-19 pandemic), or climate change, or a natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. In addition, public health crises, climate change, or natural disasters could affect our channel partners’ ability to perform services for us on a timely basis. In the event we or our channel partners are hindered by any of the events discussed above, our ability to provide our products or professional services to customers could be delayed.
In addition, our facilities and those of our third-party data centers and hosting providers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a public health crisis, climate change, natural disaster, power failure or an act of terrorism, vandalism or other misconduct, a decision by a third party to close a facility on which we rely without adequate notice, or other unanticipated problems could result in lengthy interruptions in provision or delivery of our products, potentially leaving our customers vulnerable to cyber attacks. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters occupy approximately 214,000 square feet in Boston, Massachusetts under operating leases that expire in November 2029. We have additional U.S. offices including Los Angeles and San Francisco, California; Austin, Texas; Arlington, Virginia and Tampa, Florida. We also lease various international offices including in Toronto, Canada; Reading, United Kingdom; Belfast, Northern Ireland; Dublin and Galway, Ireland; Tel Aviv, Israel; Melbourne, Australia and Singapore.
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
As of December 31, 2021, there were 40 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company (DTC), which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.
The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for an investment of $100 in our common stock, the Nasdaq Global Market and the Nasdaq Computer Index. Data for the Nasdaq Global Market and the Nasdaq Computer Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rapid7, Inc., the NASDAQ Global Market Composite Index
and the NASDAQ Computer Index

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/16
12/17
12/18
12/19
12/20
12/21
Rapid7, Inc.
NASDAQ Global Market Composite
NASDAQ Computer

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Rapid7, Inc.	$100.00	$153.33	$256.04	$460.31	$740.84	$967.05
Nasdaq Global Market Composite	100.00	129.41	123.99	159.50	251.82	210.91
Nasdaq Computer	100.00	140.88	136.84	208.40	316.76	439.66
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
Item 6. [Reserved].

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
In the over 20 years that Rapid7 has been in business, security companies and trends have come and gone, while broader technology innovation continues to advance rapidly. Every company is now a technology company, and rampant innovation inevitably creates security risk. The migration of businesses to the cloud, more distributed workforces, and ubiquitous connected devices present security teams with an increasingly complex, ever-changing, and unpredictable attack surface.
We believe as cybersecurity challenges continue to rise exponentially; two key factors can prevent organizations from effectively managing their growing security exposure. First, the tools to manage complex security problems are often equally complicated to use. Second, there is a scarcity of cybersecurity professionals who are qualified to successfully manage these sophisticated tools. These two factors compound the difficulties that resource-constrained organizations face when attempting to minimize their security exposure, meet security compliance regulations and provide visibility to their leadership. We call the expanding divide between risk created through innovation and risk effectively managed by security teams the security achievement gap.
We believe Rapid7 is uniquely positioned to improve how customer security challenges are addressed. All of our solutions and services are built with and supported by the expertise of our dedicated team of security researchers, expert SOC analysts and consultants, who bring knowledge of attacker behavior and emerging vulnerabilities directly to customers. We also continue to invest in further simplifying our technology to improve usability, lowering the barrier for teams and organizations who lack resources to manage their security posture.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of December 31, 2021, we had over 10,000 customers in 142 countries, including 44% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue in 2021, 2020 or 2019.
Recent Developments
COVID-19 Response
Rapid7 remains focused on supporting its customers, partners, employees and communities during the COVID-19 pandemic. The impact of COVID-19 on the global economy and on our business continues to be a fluid situation. As a result of the COVID-19 pandemic, we have modified certain aspects of our business, including restricting employee travel, adopting a virtual sales strategy to enable our employees to work productively from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We have begun to selectively reopen certain offices in a phased approach and to hold in-person or hybrid meetings, on a voluntary basis, taking into consideration government restrictions and employee safety.
We will continue to actively monitor the at times rapidly evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain. While we have not experienced significant disruptions from the COVID-19 pandemic during the years ended December 31, 2021 and 2020, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the result of vaccination efforts, resurgence of the virus, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. Furthermore, due to our subscription model, any effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part I, Item 1A Risk Factors of this Annual Report on Form 10-K.
Our Business Model
We have offerings in six key areas: (1) Incident Detection and Response, (2) Cloud Security, (3) Vulnerability Risk Management, (4) Application Security, (5) Threat Intelligence and (6) Security Orchestration and Automation Response.
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:
•Cloud-based subscriptions, which provide our software capabilities to our customers through cloud access and on a subscription basis. Our InsightIDR, InsightCloudSec, InsightVM, InsightAppSec, InsightConnect and Threat Intelligence products are offered as cloud-based subscriptions, generally with a one-year term.
•Managed services, through which we operate our products and provide our capabilities on behalf of our customers. Our Managed Vulnerability Management, Managed Application Security and Managed Detection and Response products are offered on a managed service basis, generally pursuant to one-year agreements.
•Licensed software consists of term licenses and to a lesser extent perpetual licenses. When a term license is purchased, maintenance and support and content subscriptions, as applicable, is bundled with the license for the term period. Our Nexpose, Metasploit, AppSpider and InsightCloudSec products are offered through term software licenses. When a perpetual license is purchased, a customer typically purchases maintenance and support and content subscriptions, as applicable. Our maintenance and support provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide them with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one-year terms.
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
In 2021, 2020 and 2019 recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 92%, 90% and 87%, respectively, of total revenue.
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

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Total revenue	$535,404	$411,486	$326,947
Year-over-year growth	30.1%	25.9%	33.9%
Non-GAAP income from operations	$7,599	$2,032	$2,404
Free cash flow	$35,053	$(15,045)	$(36,935)

	As of December 31,
	2021	2020
	(dollars in thousands)
Annualized recurring revenue (ARR)	599,020	432,946
Year-over-year growth	38.4%	27.8%
Number of customers(1)	10,283	8,718
Year-over-year growth	18.0%	9.3%

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
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP net income (loss) and non-GAAP net income (loss) per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt discount and issuance costs and certain other items such as acquisition-related expenses, litigation-related expenses and induced conversion expense. Non-GAAP net income (loss) per basic and diluted share is calculated as non-GAAP net income (loss) divided by the weighted average shares used to compute net income (loss) per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
•Induced conversion expense. In conjunction with the first quarter of 2021 partial repurchase of our 1.25% convertible senior notes due 2023, we incurred an induced conversion expense of $2.7 million. We exclude induced conversion expense because this amount is not indicative of the performance of, or trends in, our business and is neither comparable to the prior period nor predictive of future results.
•Litigation-related expenses. We exclude certain litigation-related expenses consisting of professional fees and related costs incurred by us related to significant litigation outside the ordinary course of business. We believe it is useful to exclude such expenses because we do not consider such amounts to be part of our ongoing operations.
•Acquisition-related expenses. We exclude acquisition-related expenses that are unrelated to the current operations and neither are comparable to the prior period nor predictive of future results. Our acquisition-related expenses for the year ended December 31, 2021 include $9.0 million of tax expense related to the sale of acquired intellectual property through an intercompany transaction related to the Alcide acquisition.
•Anti-dilutive impact of capped call transaction. Our capped calls transactions are intended to offset potential dilution from the conversion features in our convertible senior notes. Although we cannot reflect the anti-dilutive impact of the capped call transactions under GAAP, we do reflect the anti-dilutive impact of the capped call transactions in non-GAAP net income (loss) per diluted share, when applicable, to provide investors with useful information in evaluating our financial performance on a per share basis.
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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
GAAP total gross profit	$366,456	$289,969	$235,801
Stock-based compensation expense	6,491	4,298	2,580
Amortization of acquired intangible assets	15,373	8,700	6,339
Non-GAAP total gross profit	$388,320	$302,967	$244,720

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
GAAP gross profit – products	$360,070	$286,058	$229,718
Stock-based compensation expense	4,357	2,740	1,405
Amortization of acquired intangible assets	15,373	8,700	6,339
Non-GAAP gross profit – products	$379,800	$297,498	$237,462

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
GAAP gross profit – professional services	$6,386	$3,911	$6,083
Stock-based compensation expense	2,134	1,558	1,175
Non-GAAP gross profit – professional services	$8,520	$5,469	$7,258
The following table reconciles GAAP loss from operations to non-GAAP income from operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
GAAP loss from operations	$(120,065)	$(74,099)	$(45,995)
Stock-based compensation expense	102,579	63,888	40,664
Amortization of acquired intangible assets	17,305	9,138	6,479
Acquisition-related expenses	7,211	1,343	514
Litigation-related expenses	569	1,762	742
Non-GAAP income from operations	$7,599	$2,032	$2,404

The following table reconciles GAAP net loss to non-GAAP net (loss) income for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share data)
GAAP net loss	$(146,334)	$(98,849)	$(53,845)
Stock-based compensation expense	102,579	63,888	40,664
Amortization of acquired intangible assets	17,305	9,138	6,479
Acquisition-related expenses	16,176	1343	514
Litigation-related expenses	569	1,762	742
Induced conversion expense	2,740	—	(761)
Amortization of debt discount and issuance costs	3,982	17,518	10,513
Non-GAAP net (loss) income	$(2,983)	$(5,200)	$4,306

Reconciliation of net (loss) income per share, basic:
GAAP net loss per share, basic	$(2.65)	$(1.94)	$(1.10)
Non-GAAP adjustments to net loss	$2.60	$1.84	$1.19
Non-GAAP net (loss) income per share, basic	$(0.05)	$(0.10)	$0.09

Reconciliation of net (loss) income per share, diluted:
GAAP net loss per share, diluted	$(2.65)	$(1.94)	$(1.10)
Non-GAAP adjustments to net loss	$2.60	$1.84	$1.19
Non-GAAP net (loss) income per share, diluted	$(0.05)	$(0.10)	$0.09

Weighted-average common shares used in GAAP per share calculation, basic	55,270,998	51,036,824	48,731,791

Weighted average shares used in non-GAAP per share calculation:
Basic	55,270,998	51,036,824	48,731,791
Diluted	55,270,998	51,036,824	52,058,103
The following table reconciles GAAP net loss to adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net loss	$(146,334)	$(98,849)	$(53,845)
Interest income	(365)	(1,454)	(6,014)
Interest expense	14,292	24,137	13,389
Other (income) expense, net	1,921	81	433
Provision for income taxes	10,421	1,986	42
Depreciation expense	12,342	11,036	8,963
Amortization of intangible assets	21,159	11,595	7,565
Stock-based compensation expense	102,579	63,888	40,664
Acquisition-related expenses	7,211	1,343	514
Litigation-related expenses	569	1,762	742
Adjusted EBITDA	$23,795	$15,525	$12,453

The following table reconciles net cash provided by (used in) operating activities to free cash flow for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$53,917	$4,887	$(1,420)
Purchases of property and equipment	(9,010)	(13,802)	(29,428)
Capitalized internal-use software costs	(9,854)	(6,130)	(6,087)
Free cash flow	$35,053	$(15,045)	$(36,935)
Components of Results of Operations
Revenue
We generate revenue primarily from selling products and professional services through a variety of delivery models to meet the needs of our diverse customer base.
Products
We generate products revenue from the sale of (1) cloud-based subscriptions, (2) managed services offerings, which utilize our products and (3) software licenses with related maintenance and support and content subscription, as applicable. Software license revenue consist of revenues from term licenses, and to a lesser extent perpetual licenses. When a term license is purchased, maintenance and support and content subscription, as applicable, is bundled with the license for the term period. When a perpetual license is purchased, a customer typically purchases maintenance and support and content subscription, as applicable.
Professional Services
We generate professional service revenue from the sale of deployment and training services related to our products, incident response services and security advisory services.
Cost of Revenue
Our total cost of revenue consists of the costs of products and professional services, as noted below. In addition, cost of revenue includes overhead costs for depreciation, facilities, IT, information security, and recruiting. Our IT overhead costs include IT personnel compensation costs and costs associated with our IT infrastructure. All overhead costs are allocated based on relative headcount.
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
Research and Development Expense
Research and development expense consists of personnel costs for our research and development team, including salaries and other payroll related costs, bonuses and stock-based compensation. Additional expenses include third-party infrastructure costs, travel and entertainment, consulting and professional fees for third-party development resources as well as allocated overhead costs.
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
Interest Expense
Interest expense consists primarily of contractual interest expense, amortization of debt discount and issuance costs related to our convertible senior notes and revolving credit facility and induced conversion expense. We expect interest expense in the near term to represent contractual interest expense and amortization of debt issuance costs related to our convertible senior notes and revolving credit facility.
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

Results of Operations

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$500,843	$382,922	$297,897
Professional services	34,561	28,564	29,050
Total revenue	535,404	411,486	326,947
Cost of revenue:(1)
Products	140,773	96,864	68,179
Professional services	28,175	24,653	22,967
Total cost of revenue	168,948	121,517	91,146
Operating expenses:(1)
Research and development	160,779	108,568	79,364
Sales and marketing	247,453	195,981	157,722
General and administrative	78,289	59,519	44,710
Total operating expenses	486,521	364,068	281,796
Loss from operations	(120,065)	(74,099)	(45,995)
Interest income	365	1,454	6,014
Interest expense	(14,292)	(24,137)	(13,389)
Other income (expense), net	(1,921)	(81)	(433)
Loss before income taxes	(135,913)	(96,863)	(53,803)
Provision for income taxes	10,421	1,986	42
Net loss	(146,334)	(98,849)	(53,845)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$6,491	$4,298	$2,580
Research and development	46,622	24,423	15,670
Sales and marketing	23,828	16,826	11,883
General and administrative	25,638	18,341	10,531
Total stock-based compensation expense	$102,579	$63,888	$40,664

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$21,484	$13,218	$9,110
Research and development	3,566	2,844	2,083
Sales and marketing	6,277	4,779	3,971
General and administrative	2,174	1,790	1,364
Total depreciation and amortization expense	$33,501	$22,631	$16,528

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2021	2020	2019
Consolidated Statement of Operations Data:
Revenue:
Products	93.5%	93.1%	91.1%
Professional services	6.5	6.9	8.9
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	26.3	23.5	20.9
Professional services	5.3	6.0	7.0
Total cost of revenue	31.6	29.5	27.9
Operating expenses:
Research and development	30.0	26.4	24.3
Sales and marketing	46.2	47.6	48.2
General and administrative	14.6	14.5	13.7
Total operating expenses	90.8	88.5	86.2
Loss from operations	(22.4)	(18.0)	(14.1)
Interest income	0.1	0.4	1.8
Interest expense	(2.7)	(5.9)	(4.1)
Other income (expense), net	(0.4)	—	(0.1)
Loss before income taxes	(25.4)	(23.5)	(16.5)
Provision for income taxes	1.9	0.5	—
Net loss	(27.3)%	(24.0)%	(16.5)%
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Products	$500,843	$382,922	$117,921	30.8%
Professional services	34,561	28,564	5,997	21.0
Total revenue	$535,404	$411,486	$123,918	30.1%
Total revenue increased by $123.9 million in 2021 compared to 2020 and consisted of $114.8 million of organic growth and $9.1 million related to the acquisition of IntSights in July 2021. The $114.8 million increase in revenue related to organic growth consisted of a $3.4 million increase in revenue from new customers and a $111.4 million increase in revenue from existing customers. The $111.4 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of our growing base of existing customers. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in 2021 was comprised of $90.5 million generated from sales in North America and $33.4 million generated from sales from the rest of the world.

Cost of Revenue

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Products	$140,773	$96,864	$43,909	45.3%
Professional services	28,175	24,653	3,522	14.3
Total cost of revenue	$168,948	$121,517	$47,431	39.0%
Gross margin %:
Products	71.9%	74.7%
Professional services	18.5	13.7
Total gross margin %	68.4%	70.5%
Total cost of revenue increased by $47.4 million in 2021 compared to 2020, primarily due to a $19.7 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue and a $16.8 million increase in personnel costs, inclusive of a $2.2 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base, as well as $1.7 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021 and the DivvyCloud acquisition in May 2020. Our increase in total cost of revenue also included a $6.7 million increase in amortization expense for acquired intangible assets, a $1.9 million increase in third-party professional service consulting costs, a $1.4 million increase in amortization expense for capitalized internally-developed software and a $0.9 million increase in other expenses.
Total gross margin percentage decreased in 2021 compared to 2020. The decrease in products gross margin was primarily due to an increase in revenue from cloud-based subscriptions and managed services, which have lower margins than our licensed software products as well as an increase in amortization expense for the developed technology acquired intangible asset related to the acquisition of IntSights. The increase in professional services gross margin was primarily due to the increase in professional services revenue.
Operating Expenses
Research and Development Expense

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Research and development	$160,779	$108,568	$52,211	48.1%
% of revenue	30.0%	26.4%
Research and development expense increased by $52.2 million in 2021 compared to 2020, primarily due to a $44.5 million increase in personnel costs, a $4.4 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $2.5 million increase in third-party infrastructure costs and a $0.8 million increase in other expenses. The $44.5 million increase in personnel costs was primarily due to a $22.3 million increase in salaries and related costs driven by growth in headcount, inclusive of $13.7 million in additional salaries and related costs attributable to the employees acquired in the acquisitions of IntSights in July 2021, Alcide in January 2021 and DivvyCloud in May 2020, and a $22.2 million increase in stock-based compensation expense. The $22.2 million increase in stock-based compensation expense includes $16.4 million of stock-based compensation for employees acquired in the acquisitions of IntSights, DivvyCloud and Alcide, inclusive of $6.9 million of stock-based compensation expense related to accelerated vesting of a stock award which was deemed a modification of the original award.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Sales and marketing	$247,453	$195,981	$51,472	26.3%
% of revenue	46.2%	47.6%

Sales and marketing expense increased by $51.5 million in 2021 compared to 2020, primarily due to a $32.9 million increase in personnel costs, an $8.4 million increase in commission expense, a $6.1 million increase in marketing and advertising costs, a $1.2 million increase in amortization of acquired intangible asset and a $2.9 million increase in other expenses. The $32.9 million increase in personnel costs was primarily due to a $25.9 million increase in salaries and related costs driven by growth in headcount, inclusive of $7.0 million of additional costs attributable to the employees acquired in the acquisitions of IntSights in July 2021 and DivvyCloud in May 2020, and a $7.0 million increase in stock-based compensation expense.
General and Administrative Expense

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
General and administrative	$78,289	$59,519	$18,770	31.5%
% of revenue	14.6%	14.5%
General and administrative expense increased by $18.8 million in 2021 compared to 2020, primarily due to a $11.8 million increase in personnel costs due to an increase in headcount, inclusive of a $7.3 million increase in stock-based compensation expense, a $6.8 million increase in professional fees primarily due to acquisition-related expenses and other professional consulting fees and a $3.0 million increase in other expenses. These increases were partially offset by a $2.8 million decrease in bad debt expense.
Interest Income

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$365	$1,454	$(1,089)	(74.9)%
% of revenue	0.1%	0.4%
Interest income decreased by $1.1 million in 2021 compared to 2020 primarily due to a decrease in interest rates.
Interest Expense

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Interest expense	$(14,292)	$(24,137)	$9,845	(40.8)%
% of revenue	(2.7)%	(5.9)%
Interest expense decreased by $9.8 million in 2021 compared to 2020 primarily due to primarily due to a $15.8 million decrease in amortization of debt discount costs as a result of our adoption of ASU 2020-06, partially offset by $2.7 million of induced conversion expense incurred in conjunction with the partial repurchase of the 2023 Notes in March 2021, a $1.0 million increase in contractual interest and a $2.3 million increase in amortization of debt issuance costs related to the 2025 Notes issued in May 2020, the 2027 Notes issued in March 2021 and the revolving credit facility issued in April 2020 and amended in December 2021.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Other income (expense), net	$(1,921)	$(81)	$(1,840)	NM
% of revenue	(0.4)%	0.0%
Other income (expense), net reflected a $1.8 million decrease in expense in 2021 compared to 2020 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.

Provision for Income Taxes

	Year Ended December 31,		Change
	2021	2020	$	%
	(dollars in thousands)
Provision for income taxes	$10,421	$1,986	$8,435	NM
% of revenue	1.9%	0.5%
Provision for income taxes increased by $8.4 million in 2021 compared to 2020 primarily due to $9.0 million of tax expense recorded for an intercompany sale of intellectual property as part of post-acquisition tax planning related to the Alcide acquisition.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Revenue

	Year Ended December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Products(1)	$382,922	$297,897	$85,025	28.5%
Professional services	28,564	29,050	(486)	(1.7)
Total revenue	$411,486	$326,947	$84,539	25.9%
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
Liquidity and Capital Resources
As of December 31, 2021, we had $164.6 million in cash and cash equivalents and $92.9 million of short- and long-term investments that have maturities ranging from 2 to 23 months. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future and as of December 31, 2021 have an accumulated deficit of $736.0 million. Our principal sources of liquidity are cash and cash equivalents, short and long-term investments and our Credit and Security Agreement (Credit Agreement). To date, we have financed our operations primarily through private and public equity financings and issuance of convertible senior notes and through cash generated by operating activities.
We believe that our existing cash and cash equivalents, our short and long-term investments, our available borrowings under our Credit Agreement and cash generated by operating activities will be sufficient to meet our operating and capital requirements for at least the next 12 months as well as our longer-term expected future cash requirements and obligations. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, office facilities lease obligations, purchase commitments, including our cloud infrastructure services (including with Amazon Web Services (AWS)), potential future acquisitions of technology businesses and any election we make to redeem our convertible senior notes.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, particularly internationally, the introduction of new and enhanced products and service offerings, the cost of any future acquisitions of technology or businesses and any election we make to redeem our convertible senior notes. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital on terms satisfactory to us when we require it, our business, operating results and financial condition could be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$173,617	$123,413	$99,565
Net cash provided by (used in) operating activities	53,917	4,887	(1,420)
Net cash (used in) provided by investing activities	(325,378)	(156,287)	16,811
Net cash provided by financing activities	264,133	200,925	8,788
Effects of exchange rates on cash, cash equivalents and restricted cash	(1,272)	679	(331)
Cash, cash equivalents and restricted cash at end of period	$165,017	$173,617	$123,413
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
Convertible Senior Notes
In March 2021, we issued $600.0 million aggregate principal amount of 0.25% convertible senior notes due 2027 (the 2027 Notes). The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were approximately $585.0 million. We used $182.6 million of the net proceeds from the 2027 Notes and issued 2.2 million shares of our common stock to repurchase $182.6 million aggregate principal amount of our outstanding 1.25% convertible senior notes due 2023 in a privately negotiated transaction concurrently with the issuance of the 2027 Notes. In connection with the issuance of the 2027 Notes, we entered into capped call transactions with certain counterparties (the 2027 Capped Calls). We used $76.0 million of the net proceeds from the 2027 Notes to purchase the 2027 Capped Calls.
On September 16, 2021, we issued a redemption notice for the remaining $45.4 million aggregate principal amount outstanding of the 2023 Notes. Pursuant to the redemption notice, on November 30, 2021 we paid $43.4 million in cash and issued 697,262 shares of our common stock to the holders of the 2023 Notes who submitted conversion notices, and the remaining $2.0 million of 2023 Notes were redeemed in cash, plus accrued and unpaid interest.
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $53.9 million of cash in 2021, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash provided by operating activities reflected our net loss of $146.3 million, offset by a decrease in our net operating assets of $55.0 million and non-cash charges of $145.2 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, induced conversion expense, amortization of debt issuance costs and other non-cash charges. The decrease in our net operating assets was primarily due to a $85.6 million increase in deferred revenue due to increased billings, a $19.2 million increase in accrued expenses and a $3.7 million increase in other liabilities, which each had a positive impact on operating cash flow. These factors were partially offset by a $25.5 million increase in accounts receivable, a $22.5 million increase in deferred contract acquisition and fulfillment costs, a $3.4 million increase in prepaid expenses and other assets and a $2.1 million decrease in accounts payable, which each had a negative impact on operating cash flow.
Operating activities provided $4.9 million of cash in 2020, which reflects our continued growth in revenue offset by continued investments in our operations and impact of the timing of working capital items. Cash provided by operating activities reflected our net loss of $98.8 million and an increase in our net operating assets and liabilities of $3.5 million, offset by $106.7 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts, deferred income taxes and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $24.4 million increase in accounts receivable, a $13.4 million increase in deferred contract acquisition and fulfillment costs, a $8.9 million increase in prepaid expenses and other assets, a $2.4 million decrease in accounts payable and a $0.4 million decrease in other liabilities, which each had a negative impact on operating cash flow. These factors were partially offset by a $37.4 million increase in deferred revenue from sales of our products and services and a $8.6 million increase in accrued expenses, which each had a positive impact on operating cash flow.
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
Investing Activities
Investing activities used $325.4 million of cash in 2021, consisting of $358.4 million of cash paid for the acquisitions of IntSights, Alcide and Velocidex, net of cash acquired, $9.9 million for capitalization of internal-use software costs, $9.0 million in capital expenditures to purchase computer equipment, furniture and fixtures and leasehold improvements, $3.0 million for other investing activities, partially offset by $54.9 million of investment sales and maturities, net of purchases.
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
Financing Activities
Financing activities provided $264.1 million of cash in 2021, which consisted primarily of $585.0 million in proceeds from the issuance of the 2027 Notes, net of issuance costs paid of $15.0 million, $9.3 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (ESPP) and $4.3 million in proceeds from the exercise of stock options, partially offset by $230.0 million for the redemption, repurchase and conversion of the 2023 Notes, $76.0 million for the purchase of 2027 Capped Calls, $16.0 million in withholding taxes paid for the net share settlement of equity awards, $12.1 million for payments related to the acquisitions of DivvyCloud, Alcide and IntSights, and $0.3 million for payments of debt issuance costs.
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
Revenue Recognition
We generate revenue primarily from: (1) subscriptions from the sale of cloud-based subscriptions, managed services, term software licenses, content subscriptions and maintenance and support associated with our software licenses, (2) perpetual software licenses and (3) professional services from the sale of our deployment and training services related to our solutions, incident response services, penetration testing and security advisory services.
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
Deferred Contract Acquisition and Fulfillment Costs
We capitalize commission expenses paid to internal sales personnel and partner referral fees that are incremental costs to obtaining customer contracts. Costs to obtain a contract for a new customer, upsell or cross-sell are amortized on a straight-line basis over an estimated period of benefit of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determined the estimated period of benefit by taking into consideration the contractual term and expected renewals of customer contracts, our technology and other factors, including the fact that commissions paid on renewals are not commensurate with commissions paid on initial sales transactions. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period. Costs to obtain a contract for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements are one year or less.

Business Combinations
We allocate the fair value of purchase consideration to the tangible asset acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these identifiable net assets and liabilities is recorded as goodwill. Determining the fair value of the tangible assets acquired, liabilities assumed and intangible assets requires management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, technology migration curves, discount rates, and useful lives. While we use our best estimates and judgements, our estimates are inherently uncertain and subject to refinement.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. During the years ended December 31, 2021 and 2020, the effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities would not have been material to our financial condition or results of operations.
We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of December 31, 2021, we had cash and cash equivalents of $164.6 million consisting of bank deposits and money market funds and short- and long-term investments of $92.9 million consisting of commercial paper, U.S. Government agencies, corporate bonds and agency bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion feature of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but does not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market prices as of December 31, 2021, the fair values of our 2025 Notes and 2027 Notes were $460.5 million and $773.3 million, respectively.
As of December 31, 2021, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rapid7, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible notes as of January 1, 2021 due to the adoption of Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of standalone selling prices of revenue performance obligations
As discussed in Note 2 to the consolidated financial statements, the Company recognized products revenue of $500.8 million and professional services revenue of $34.6 million for the year ended December 31, 2021. The Company allocates value to each distinct performance obligation on a relative standalone selling price basis. The Company determines standalone selling price based on pricing objectives, taking into consideration market conditions and other factors, including the geographic locations of customers, negotiated discounts from price lists and selling method.
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
Boston, Massachusetts
February 24, 2022

RAPID7, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$164,582	$173,617
Short-term investments	58,850	138,839
Accounts receivable, net of allowance for credit losses of $1,978 and $3,251 at December 31, 2021 and 2020, respectively	146,094	111,599
Deferred contract acquisition and fulfillment costs, current portion	29,974	21,536
Prepaid expenses and other current assets	33,236	27,844
Total current assets	432,736	473,435
Long-term investments	34,068	10,124
Property and equipment, net	50,225	53,114
Operating lease right-of-use assets	83,751	67,178
Deferred contract acquisition and fulfillment costs, non-current portion	57,191	43,103
Goodwill	515,258	213,601
Intangible assets, net	111,591	44,296
Other assets	11,191	8,271
Total assets	$1,296,011	$913,122
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,521	$3,860
Accrued expenses	82,620	61,677
Operating lease liabilities, current portion	9,630	9,612
Deferred revenue, current portion	372,067	278,585
Other current liabilities	842	—
Total current liabilities	468,680	353,734
Convertible senior notes, net	812,063	378,586
Operating lease liabilities, non-current portion	90,865	75,737
Deferred revenue, non-current portion	33,056	31,365
Other long-term liabilities	17,342	2,164
Total liabilities	1,422,006	841,586
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at December 31, 2021 and 2020; 0 shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at December 31, 2021 and 2020; 58,181,816 and 52,712,084 shares issued at December 31, 2021 and 2020, respectively; 57,695,008 and 52,225,276 shares outstanding at December 31, 2021 and 2020, respectively	577	522
Treasury stock, at cost, 486,808 shares at December 31, 2021 and 2020	(4,764)	(4,764)
Additional paid-in-capital	615,032	692,603
Accumulated other comprehensive (loss) income	(812)	454
Accumulated deficit	(736,028)	(617,279)
Total stockholders’ equity (deficit)	(125,995)	71,536
Total liabilities and stockholders’ equity (deficit)	$1,296,011	$913,122
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Products	$500,843	$382,922	$297,897
Professional services	34,561	28,564	29,050
Total revenue	535,404	411,486	326,947
Cost of revenue:
Products	140,773	96,864	68,179
Professional services	28,175	24,653	22,967
Total cost of revenue	168,948	121,517	91,146
Total gross profit	366,456	289,969	235,801
Operating expenses:
Research and development	160,779	108,568	79,364
Sales and marketing	247,453	195,981	157,722
General and administrative	78,289	59,519	44,710
Total operating expenses	486,521	364,068	281,796
Loss from operations	(120,065)	(74,099)	(45,995)
Other income (expense), net:
Interest income	365	1,454	6,014
Interest expense	(14,292)	(24,137)	(13,389)
Other income (expense), net	(1,921)	(81)	(433)
Loss before income taxes	(135,913)	(96,863)	(53,803)
Provision for income taxes	10,421	1,986	42
Net loss	$(146,334)	$(98,849)	$(53,845)
Net loss per share, basic and diluted	$(2.65)	$(1.94)	$(1.10)
Weighted-average common shares outstanding, basic and diluted	55,270,998	51,036,824	48,731,791
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(146,334)	$(98,849)	$(53,845)
Other comprehensive income (loss):
Change in fair value of investments	(86)	(170)	244
Adjustment for net losses (gains) realized and included in net loss	—	(21)	—
Total change in unrealized gains (losses) on investments	(86)	(191)	244
Change in fair value of cash flow hedges	(1,043)	432	—
Adjustment for net gains realized and included in net loss	(137)	—	—
Total change in unrealized (gains)/losses on cash flow hedges	(1,180)	432	—
Total other comprehensive (loss) income	(1,266)	241	244
Comprehensive loss	$(147,600)	$(98,608)	$(53,601)
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2018	47,600	$476	487	$(4,764)	$556,223	$(31)	$(464,585)	$87,319
Stock-based compensation expense	—	—	—	—	40,664	—	—	40,664
Issuance of common stock under employee stock purchase plan	185	2	—	—	5,519	—	—	5,521
Vesting of restricted stock units	1,292	13	—	—	(13)	—	—	—
Shares withheld for employee taxes	(134)	(2)	—	—	(6,950)	—	—	(6,952)
Issuance of common stock upon exercise of stock options	968	10	—	—	10,207	—	—	10,217
Other comprehensive income	—	—	—	—	—	244	—	244
Net loss	—	—	—	—	—	—	(53,845)	(53,845)
Balance, December 31, 2019	49,911	$499	487	$(4,764)	$605,650	$213	$(518,430)	$83,168
Stock-based compensation expense	—	—	—	—	61,419	—	—	61,419
Issuance of common stock under employee stock purchase plan	233	2	—	—	7,080	—	—	7,082
Vesting of restricted stock units	1,451	15	—	—	(15)	—	—	—
Shares withheld for employee taxes	(154)	(2)	—	—	(8,919)	—	—	(8,921)
Issuance of common stock upon exercise of stock options	784	8	—	—	7,811	—	—	7,819
Equity component of convertible senior notes, net	—	—	—	—	46,832	—	—	46,832
Purchase of capped called related to convertible senior notes	—	—	—	—	(27,255)	—	—	(27,255)
Other comprehensive income	—	—	—	—	—	241	—	241
Net loss	—	—	—	—	—	—	(98,849)	(98,849)
Balance, December 31, 2020	52,225	$522	487	$(4,764)	$692,603	$454	$(617,279)	$71,536
Stock-based compensation expense	—	—	—	—	100,317	—	—	100,317
Issuance of common stock under employee stock purchase plan	222	2	—	—	9,274	—	—	9,276
Vesting of restricted stock units	1,611	16	—	—	(16)	—	—	—
Shares withheld for employee taxes	(157)	(2)	—	—	(16,042)	—	—	(16,044)
Issuance of common stock upon exercise of stock options	521	6	—	—	4,300	—	—	4,306
Purchase of capped calls related to convertible senior notes	—	—	—	—	(76,020)	—	—	(76,020)
Issuance of common stock in connection with redemption, repurchase and conversion of convertible senior notes	2,897	29	—	—	(3,094)	—	—	(3,065)
Issuance of common stock in connection with inducement of convertible senior notes	35	—	—	—	2,740	—	—	2,740
Issuance of common stock related to acquisition	341	4	—	—	(4)	—	—	—
Cumulative-effect adjustment for the adoption of ASU 2020-06	—	—	—	—	(99,026)	—	27,585	(71,441)
Other comprehensive loss	—	—	—	—	—	(1,266)	—	(1,266)
Net loss	—	—	—	—	—	—	(146,334)	(146,334)
Balance, December 31, 2021	57,695	$577	487	$(4,764)	$615,032	$(812)	$(736,028)	$(125,995)
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(146,334)	$(98,849)	$(53,845)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,501	22,631	16,528
Amortization of debt discount and issuance costs	3,982	17,518	10,513
Stock-based compensation expense	102,579	63,888	40,664
Deferred income taxes	466	737	(645)
Induced conversion expense	2,740	—	—
Other	1,920	2,428	607
Changes in assets and liabilities:
Accounts receivable	(25,475)	(24,380)	(14,800)
Deferred contract acquisition and fulfillment costs	(22,526)	(13,379)	(11,306)
Prepaid expenses and other assets	(3,355)	(8,956)	(13,691)
Accounts payable	(2,077)	(2,394)	92
Accrued expenses	19,205	8,640	4,759
Deferred revenue	85,562	37,428	18,686
Other liabilities	3,729	(425)	1,018
Net cash provided by (used in) operating activities	53,917	4,887	(1,420)
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(358,420)	(125,826)	(14,607)
Purchases of property and equipment	(9,010)	(13,802)	(29,428)
Capitalization of internal-use software	(9,854)	(6,130)	(6,087)
Purchases of investments	(93,092)	(177,053)	(148,047)
Sales and maturities of investments	147,998	166,524	214,980
Other investments	(3,000)	—	—
Net cash (used in) provided by investing activities	(325,378)	(156,287)	16,811
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs of $14,976 and $7,201 for the year ended December 31, 2021 and 2020, respectively	585,024	222,799	—
Purchase of capped calls related to convertible senior notes	(76,020)	(27,255)	—
Payment of debt issuance costs	(300)	(440)	—
Payments for redemption, repurchase and conversion of convertible senior notes	(230,000)	—	—
Payments related to business acquisitions	(12,118)	(150)	—
Taxes paid related to net share settlement of equity awards	(16,044)	(8,921)	(6,952)
Proceeds from employee stock purchase plan	9,276	7,082	5,521
Proceeds from stock option exercises	4,315	7,810	10,219
Net cash provided by financing activities	264,133	200,925	8,788
Effect of exchange rate changes on cash ,cash equivalents and restricted cash	(1,272)	679	(331)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,600)	50,204	23,848
Cash, cash equivalents and restricted cash, beginning of period	173,617	123,413	99,565
Cash, cash equivalents and restricted cash, end of period	$165,017	$173,617	$123,413
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$7,345	$5,463	$2,779
Cash paid for income taxes, net of refunds	$3,305	$312	$400
Non-cash investing activities:
Leasehold improvements acquired through tenant improvement allowance	$—	$—	$14,016
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$164,582	$173,617	$123,413
Restricted cash included in prepaid expenses and other assets	435	—	—
Total cash, cash equivalents and restricted cash	$165,017	$173,617	$123,413
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
(b)Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The management estimates include, but are not limited to the determination of the estimated economic life of perpetual licenses for revenue recognition, the determination of standalone selling prices in revenue transactions with multiple performance obligations, the estimated period of benefit for deferred contract acquisition and fulfillment costs, the useful lives and recoverability of long-lived assets, the valuation for credit losses, the valuation of stock-based compensation, the fair value of assets acquired and liabilities assumed in business combinations, the incremental borrowing rate for operating leases and the valuation for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results could differ from those estimates.
The COVID-19 pandemic has resulted in a sustained global slowdown of economic activity that has decreased demand for a broad variety of goods and services, including from our customers. While we have not experienced significant disruptions from the COVID-19 pandemic during the year ended December 31, 2021, we are unable to accurately predict the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
(c)Revenue Recognition
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
We recognize revenue when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these products or services. To achieve the core principle of this standard, we apply the following four steps:

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
        4) Recognize revenue when or as we satisfy a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to a customer. Revenue is recognized when control of the products or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those products or services.
Subscriptions
Subscriptions consists of revenue from our cloud-based subscription, term software licenses, managed services offerings, content subscriptions and maintenance and support associated with our software licenses.
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
•For our term software licenses where the utility to the customer is dependent on the continued delivery of content subscriptions, we recognize the license revenue over the contractual term of the content subscription. For our term software licenses which are not dependent on the continued delivery of content subscriptions, the license is considered distinct from the maintenance and support, and we therefore recognize revenue attributable to the license at the time of delivery.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the year ended December 31, 2021, we recognized revenue of $269.6 million that was included in the corresponding contract liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we would record a contract asset. As of December 31, 2021 and 2020, unbilled receivables of $1.2 million are included in prepaid expenses and other current assets in our consolidated balance sheet. As of December 31, 2021 and 2020, we have no contract assets recorded on our consolidated balance sheet.

(d)Cash and Cash Equivalents
We consider all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.
(e)Restricted Cash
As of December 31, 2021, we had $0.4 million of restricted cash on our balance sheet in other assets, which is related to collateral for an office space lease.
(f)Investments
Our investments consist of commercial paper, corporate bonds, U.S. Government agencies and agency bonds. We classify our investments as available-for-sale and record these investments at fair value. When the fair value of an investment declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statements of operations. When the fair value of the investment declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income (loss), and are recognized in our consolidated statement of operations only if we sell or intend to sell the security before recovery of its cost basis. Realized gains and losses are determined based on the specific identification method, and are reflected in our consolidated statements of operations.
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
(g)Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. We maintain an allowance for estimated credit losses resulting from the inability of our customers to make required payments. Management regularly reviews the adequacy of the allowance based upon historical collection experience, the age of the receivable, an evaluation of each customer's expected ability to pay and current and future economic and market conditions. Accounts receivable are charged against the allowance for credit losses after all means of collection have been exhausted and the potential for recovery is considered remote. Additions to the allowance for credit losses are recorded in general and administrative expense in the consolidated statement of operations. We do not have any off-balance sheet credit exposure related to our customers.
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
We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of customers’ financial condition are performed. We maintain reserves for potential credit losses. No single customer, including channel partners, accounted for 10% or more of our total revenues in 2021, 2020 or 2019 or accounts receivable as of December 31, 2021 or 2020.
Our derivative financial instruments expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings.
(i)Deferred Contract Acquisition and Fulfillment Costs
We capitalize commission expenses paid to internal sales personnel and partner referral fees that are incremental costs to obtaining customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. Costs to obtain a contract for a new customer, upsell or cross-sell are amortized on a straight-line basis over an estimated period of benefit of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determined the estimated period of benefit by taking into consideration the contractual term and expected renewals of customer contracts, our technology and other factors, including the fact that commissions paid on renewals are not commensurate with commissions paid on initial sales transactions. Commissions paid relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period. Costs to obtain a contract for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements are one year or less. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit.
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
Costs related to software developed, acquired or modified for internal use are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These capitalized costs consist of internal compensation related costs and external direct costs. Costs related to software developed for internal use are amortized over an estimated useful life of 3 years. We capitalized $9.9 million, $6.1 million and $6.1 million of costs related to software developed for internal use in the years ended December 31, 2021, 2020 and 2019, respectively. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
(l) Leases
We determine whether an arrangement is or contains a lease at inception based on the unique facts and circumstances present. We evaluate the classification of a lease at inception and, as necessary, at modification. Operating leases are recognized on the consolidated balance sheet as right-of-use (ROU) assets, lease liabilities and, if applicable, long-term lease liabilities.
Operating lease ROU assets represent our right to use an underlying asset for the lease term. Operating lease liabilities represent our obligation to make payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the present value of future lease payments at the lease commencement date. The implicit rate within our operating leases are generally not determinable and therefore we use the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using our estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments and initial direct costs, offset by lease incentives. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.
We have elected not to recognize on the balance sheet leases with terms of one year or less. For contracts with lease and non-lease components, we have elected not to allocate the contract consideration and to account for the lease and non-lease components as a single lease component.
(m)Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When such events or changes in circumstances occur, recoverability of these assets is measured by a comparison of the carrying value of the assets to the future net undiscounted cash flows directly associated with the assets. If such assets are considered to be impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the assets. For the year ended December 31, 2021, there was no impairment of our long-lived assets.
(n)Business Combinations
We allocate the fair value of purchase consideration to the tangible asset acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair value these identifiable assets and liabilities is recorded as goodwill. Determining the fair value of the tangible assets acquired, liabilities assumed and intangible assets requires management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, technology migration curves, discount rates, and useful lives. While we use our best estimates and judgements, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed any subsequent adjustments are recorded to the consolidated statements of operations. Acquisition-related transaction costs are expensed as incurred.
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
We perform an annual goodwill impairment test on the last day of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. For our goodwill impairment analysis, we operate with a single reporting unit. To test goodwill impairment, we perform a single-step goodwill impairment test to identify potential goodwill impairment. The single-step impairment test begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when the net assets of a reporting unit exceed its fair value. In performing the single step of the goodwill impairment testing and measurement process, we estimated the fair value of our single reporting unit using our market capitalization. Based upon our assessment performed as of December 31, 2021, we concluded the fair value of our single reporting unit exceeded its' carrying value and there was no impairment of goodwill.
(p)Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. We translate all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities using historical exchange rates. Foreign currency denominated expenses are re-measured using the average exchange rates for the period. Foreign currency transaction and re-measurement gains and losses are included in other income (expense), net. In 2021, foreign currency transaction losses and foreign currency re-measurement losses were $0.3 million and $1.7 million, respectively. In 2020 and 2019, foreign currency transaction gains (losses) and foreign currency re-measurement gains (losses) were not material.
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
Our cash flow hedges have contractual maturities of eighteen months or less, and as of December 31, 2021, outstanding forward contracts had a total notional value of $34.7 million. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the year ended December 31, 2021, all cash flow hedges were considered effective. Refer to Note 6, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
(s)Advertising
Advertising costs are expensed as incurred, and are recorded in sales and marketing expense in our consolidated statement of operations. We incurred $21.3 million, $16.4 million and $12.8 million in advertising expense in 2021, 2020 and 2019, respectively.

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
(u)Net Loss per Share
We calculate basic net loss per share by dividing our net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, RSUs, PSUs, the impact of our ESPP, common shares issued in connection with acquisitions and the impact of our convertible senior notes (Notes). We intend to settle any conversion of our Notes in cash, shares, or a combination thereof. As a result of our adoption of ASU 2020-06 on January 1, 2021, the dilutive impact of the Notes for our calculation of diluted net loss per share is considered using the if-converted method. For periods prior to our January 1, 2021 adoption of ASU 2020-06, we considered the impact of the Notes on our diluted net loss per share calculation based on applying the treasury stock method as we had the ability, and intent, to settle any conversions of the Notes solely in cash at that time. Basic and diluted net loss per share was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.
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
Accounting Pronouncements Not Yet Effective
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarified the accounting for acquired revenue contracts with customers in a business combination. ASU 2021-08 requires acquirers to measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. As a result, it is generally expected that an acquirer will recognize and measure contract assets and liabilities in a manner consistent with how they were recognized by the acquiree in its preacquisition financial statements. This standard is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We plan to early adopt this standard on January 1, 2022. This guidance will be applied prospectively to all business combinations that occur on or after January 1, 2022.

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
(3)Revenue from Contracts with Customers
The following table summarizes revenue from contracts with customers for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Subscriptions	$492,608	$371,975	$284,956
Perpetual software licenses	7,658	10,288	11,342
Professional services	34,561	28,564	29,050
Other	577	659	1,599
Total revenue	$535,404	$411,486	$326,947
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our product or service for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
United States	$414,856	$329,753	$264,852
All other	120,548	81,733	62,095
Total revenue	$535,404	$411,486	$326,947
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2021. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscriptions	$399,209	$128,290
Perpetual software licenses	3,693	585
Professional services	15,828	1,877
Total	$418,730	$130,752
(4)Business Combinations
IntSights Cyber Intelligence Ltd.
On July 16, 2021, we acquired IntSights Cyber Intelligence Ltd. (IntSights), a provider of contextualized external threat intelligence and proactive threat remediation, for a purchase price with an aggregate fair value of $322.2 million. The purchase consideration consisted of $319.2 million in cash paid at closing, $5.6 million in deferred cash payments and a $2.6 million receivable for estimated purchase price adjustments. The deferred cash payments will be held by us to satisfy indemnification obligations and certain post-closing purchase price adjustments payable within eighteen months of the acquisition date. Additionally, we issued an aggregate of 206,608 shares of our common stock to the founders of IntSights with a fair value of $21.0 million. The 206,608 shares of common stock will be accounted for as stock-based compensation expense over a 30-month period as continued service was required. In the year ended December 31, 2021, we recognized stock-based compensation expense related to such shares in the amount of $3.9 million.

The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$319,194
Deferred cash consideration	5,575
Estimated purchase price adjustment receivable	$(2,595)
Fair value of total consideration transferred	$322,174

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash, cash equivalents and restricted cash	13,194
Accounts receivable	6,197
Prepaid and other current assets	1,272
Operating lease right-of-use assets	1,261
Property and equipment, net	565
Other assets	268
Accounts payable and other current liabilities	(9,069)
Operating lease liabilities	(1,261)
Deferred revenue	(9,469)
Deferred tax liabilities	(6,858)
Intangible assets	65,200
Total identifiable net assets assumed	61,300
Goodwill	260,874
Net purchase price	$322,174
These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital and deferred income taxes.
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
In the year ended December 31, 2021, we recorded acquisition-related transaction costs of $5.9 million related to the acquisition of IntSights to general and administrative expense.
Our revenue and net loss attributable to the IntSights business in the year ended December 31, 2021 was $9.5 million and $23.0 million, respectively.

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

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue	$553,190	$427,670
Net loss	$(162,462)	$(151,003)
Velocidex Enterprises Pty Ltd
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
The following table summarizes the allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase price	$50,538

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	818
Other current assets	163
Deferred tax asset, long-term	1,655
Other assets	208
Accounts payable and other current liabilities	(3,489)
Intangible assets	10,400
Total identifiable net assets assumed	9,755
Goodwill	40,783
Total purchase price allocation	$50,538
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

In the year ended December 31, 2021, we recorded $0.8 million of acquisition-related transaction costs related to the acquisition of Alcide to general and administrative expense.
In the year ended December 31, 2021, we sold acquired intellectual property through an intercompany transaction, which resulted in $5.0 million of current tax expense and $3.9 million of deferred tax expense in Israel.
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

(5)Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
Commercial paper	$37,778	$—	$—	$37,778
Corporate bonds	32,059	—	(32)	32,027
U.S. Government agencies	22,396	—	(31)	22,365
Agency bonds	749	—	(1)	748
Total	$92,982	$—	$(64)	$92,918

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. Government agencies	$83,596	$3	$(12)	$83,587
Commercial paper	34,766	—	—	34,766
Corporate bonds	24,162	31	(1)	24,192
Agency bonds	3,998	1	—	3,999
Asset-backed securities	2,419	—	—	2,419
Total	$148,941	$35	$(13)	$148,963
As of December 31, 2021 and 2020, our available-for-sale investments had maturities ranging from 2 to 23 months.
For all of our investments for which the amortized cost basis was greater than the fair value at December 31, 2021 and 2020, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated recovery. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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

The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$86,835	$—	$—	$86,835
Commercial paper	—	37,778	—	37,778
Corporate bonds	—	32,027	—	32,027
U.S. Government agencies	—	22,365	—	22,365
Agency bonds	—	748	—	748
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	73	—	73
Total assets	$86,835	$92,991	$—	$179,826
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	$—	$843	$—	$843
Total liabilities	$—	$843	$—	$843

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$152,570	$—	$—	$152,570
Corporate bonds	83,587	—	—	83,587
U.S. Government agencies	—	34,766	—	34,766
Commercial paper	—	24,192	—	24,192
Agency bonds	—	3,999	—	3,999
Asset-backed securities	—	2,419	—	2,419
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	432	—	432
Total assets	$236,157	$65,808	$—	$301,965
As of December 31, 2021, the fair value of our 2.25% and 0.25% convertible senior notes due 2025 and 2027, respectively, as further described in Note 10, Debt, was $460.5 million and $773.3 million, respectively, based upon quoted market prices. We consider the fair value of the notes to be a Level 2 measurement due to limited trading activity of the notes. We had no financial liabilities measured and recorded at fair value on a recurring basis as of December 31, 2021 and 2020.

(7)    Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of December 31,
	2021	2020
	(in thousands)
Computer equipment and software	$19,879	$13,438
Furniture and fixtures	10,360	9,655
Leasehold improvements	51,983	50,336
Total	82,222	73,429
Less accumulated depreciation	(31,997)	(20,315)
Property and equipment, net	$50,225	$53,114
We recorded depreciation expense of $12.3 million, $11.0 million and $9.0 million in 2021, 2020 and 2019, respectively.
(8)Goodwill and Intangible Assets
Goodwill was $515.3 million and $213.6 million as of December 31, 2021 and 2020, respectively. There were no goodwill impairment charges in 2021, 2020 or 2019. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2019	$97,866
DivvyCloud acquisition	115,735
Balance at December 31, 2020	$213,601
Alcide acquisition	40,783
IntSights acquisition	260,874
Balance at December 31, 2021	$515,258
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

	Weighted- Average Estimated Useful Life (years)	As of December 31, 2021			As of December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.2	$122,555	$(40,152)	$82,403	$54,455	$(24,780)	$29,675
Customer relationships	4.5	12,000	(2,436)	9,564	2,700	(958)	1,742
Trade names	3.1	2,619	(1,094)	1,525	1,419	(639)	780
Total acquired intangible assets		137,214	(43,722)	93,492	58,614	(26,417)	32,197
Internal-use software	3.0	25,857	(7,758)	18,099	16,002	(3,903)	12,099
Total intangible assets		$163,071	$(51,480)	$111,591	$74,616	$(30,320)	$44,296
Intangible assets are expensed on a straight-line basis over the useful life of the asset. Amortization expense was $21.2 million, $11.6 million and $7.5 million in 2021, 2020 and 2019, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of December 31, 2021 was as follows (in thousands):

2022	$25,943
2023	22,777
2024	18,406
2025	16,053
2026	12,478
2027 and thereafter	5,206
Total	$100,863
The table above excludes the impact of $10.7 million of capitalized internal-use software costs for projects that have not been completed as of December 31, 2021, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
(9)    Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$64,639	$51,260
Capitalization of contract acquisition and fulfillment costs	48,951	33,525
Amortization of deferred contract acquisition and fulfillment costs	(26,425)	(20,146)
Ending balance	$87,165	$64,639

(10)Debt
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
As of December 31, 2021, the conversion features of the 2025 Notes were triggered as the last reported price of our common stock was greater than or equal to 130% of the conversion prices for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the 2025 Notes were convertible, in whole or in part, at the option of the holders from January 1, 2022 through March 31, 2022.
Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since we may elect to repay the 2025 Notes in cash, shares of our common stock, or a combination of both, we have continued to classify the 2025 Notes as long-term debt on our consolidated balance sheet as of December 31, 2021. As of December 31, 2021, the 2027 Notes are not convertible at the option of the holder.
The holders may convert the 2025 Notes and the 2027 Notes at any time on or after November 1, 2024 and December 15, 2026, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the circumstances set forth above. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indentures.
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
The 2025 Notes and the 2027 Notes are redeemable after May 6, 2023 and March 20, 2024 (Redemption Dates), respectively. On or after the respective Redemption Dates, we may redeem for cash all or any portion of the 2025 Notes or the 2027 Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding, the date on which we provide the redemption notice at a redemption price equal to 100% principal amount of the 2025 Notes or the 2027 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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

Redemption of the 2023 Notes
On September 16, 2021, we issued a redemption notice for the remaining $45.4 million aggregate principal amount outstanding of the 2023 Notes. Pursuant to the redemption notice, on November 30, 2021 we paid $43.4 million in cash and issued 697,262 shares of our common stock to the holders of the 2023 Notes who submitted conversion notices, and the remaining $2.0 million of 2023 Notes were redeemed in cash, plus accrued and unpaid interest.
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
The net carrying amount of the Notes as of December 31, 2021 and 2020 was as follows (in thousands):

	As of December 31, 2021			As of December 31, 2020
	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	Total
Principal	$230,000	$600,000	$830,000	$230,000	$230,000	$460,000
Unamortized debt discount	—	—	—	(30,425)	(42,930)	(73,355)
Unamortized debt issuance costs	(4,905)	(13,032)	(17,937)	(3,009)	(5,050)	(8,059)
Net carrying amount	$225,095	$586,968	$812,063	$196,566	$182,020	$378,586
Interest expense related to the Notes was as follows (in thousands):

	Year Ended December 31,
	2021				2020
	2023 Notes	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$950	$5,175	$1,164	$7,289	$2,875	$3,450	$6,325
Amortization of debt discount	—	—	—	—	10,342	5,417	15,759
Amortization of debt issuance costs	498	1,384	1,948	3,830	1,023	637	1,660
Induced conversion expense	2,740	—	—	2,740	—	—	—
Total interest expense	$4,188	$6,559	$3,112	$13,859	$14,240	$9,504	$23,744
Capped Calls
In connection with the offering of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the 2023 Capped Calls, 2025 Capped Calls and 2027 Capped Calls). The initial strike prices for the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are $41.59, $61.02 and $103.38 per share, respectively, subject to certain adjustments, which correspond to the initial conversion price of the 2023 Notes, the 2025 Notes and the 2027 Notes. The initial cap prices for the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are $63.98, $93.88 and $159.04 per share, respectively, subject to certain adjustments. The 2025 Capped Calls and the 2027 Capped Calls are expected to offset potential dilution to our common stock upon conversion of the respective 2025 Notes or the 2027 Notes, with such offset subject to a cap based on the cap price. The 2023 Capped Calls were not redeemed with the redemption of the 2023 Notes. For accounting purposes, the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are separate transactions, and not part of the terms of the 2023 Notes, the 2025 Notes and the 2027 Notes. The 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives. Accordingly, the cost of $26.9 million, $27.3 million and $76.0 million, respectively, for the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls was recorded as a reduction to additional paid-in capital at the time of each transaction.
Credit Agreement
In April 2020, we entered into a Credit and Security Agreement (the Credit Agreement), with KeyBank National Association that provided for a $30.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million and an accordion feature under which we could increase the credit facility to up to $70.0 million. In May 2020, we utilized the accordion feature to increase the credit facility to $50.0 million.
In December 2021, we entered into an Amendment Agreement (the Amendment) in respect of our Credit and Security Agreement (as amended, the Credit Agreement), with KeyBank National Association, to, among other things, increase the credit facility from $50.0 million to $100.0 million and extend the maturity date to December 22, 2024. The Credit Agreement provides for a $100.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million, and an accordion feature under which we can increase the credit facility to up to $150.0 million. We incurred fees of $0.4 million in connection with entering into the Credit Agreement. The fees are recorded in other current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. The commitment fee of 0.2% per annum on the unused portion of the credit facility is expensed as incurred and included within interest expense on the consolidated statement of operations. The Credit Agreement contains certain financial covenants including a requirement that we maintain specified minimum recurring revenue and liquidity amounts.
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either (i) term SOFR plus a credit spread adjustment of 0.10% per annum plus a margin of 2.50% per annum or (ii) the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum.

As of December 31, 2021, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of December 31, 2021, we had a total of $9.3 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.
(11)Leases
Our leases primarily relate to office facilities that have remaining terms of up to 8.8 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within the next 5.7 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Operating lease costs	$16,475	$14,881
Short-term lease costs	773	1,033
Variable lease costs	5,982	4,870
Total lease costs	$23,230	$20,784
Supplemental balance sheet information related to the operating leases was as follows:

	As of December 31,
	2021	2020
	(in thousands, except lease term and discount rate)
Operating ROU assets	$83,751	$67,178

Operating lease liabilities, current portion	$9,630	$9,612
Operating lease liabilities, non-current portion	90,865	75,737
Total operating lease liabilities	$100,495	$85,349

Weighted average remaining lease terms (in years) - operating leases	7.2	7.9
Weighted average discount rate - operating leases	6.2%	7.7%
Supplemental cash flow information related to leases was as follows:

	As of December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$17,967	$16,159
ROU assets obtained in exchange for new lease obligations	$27,331	$15,838

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$15,518
2023	16,186
2024	17,776
2025	16,911
2026	15,518
2027 and thereafter	44,112
Total lease payments	$126,021
Less: imputed interest	(25,526)
Total	$100,495

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
As of December 31, 2021, the shares of common stock authorized to be issued under the 2015 Plan totaled 17,877,553 and there were 3,102,969 shares of common stock available for grant.
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
Stock-based compensation expense for restricted stock, restricted stock units (RSUs), performance-based restricted stock units (PSUs), stock options and purchase rights issued under our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$6,491	$4,298	$2,580
Research and development	46,622	24,423	15,670
Sales and marketing	23,828	16,826	11,883
General and administrative	25,638	18,341	10,531
Total stock-based compensation expense	$102,579	$63,888	$40,664
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2021 and 2020 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). For the years ended December 31, 2021 and 2020, we recognized stock-based compensation expense related to such bonuses in the amount of $4.7 million and $2.5 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of December 31, 2021 and 2020. For all employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
In 2021, we accelerated the vesting of a stock award which was deemed a modification of the original award resulting in $6.9 million of incremental stock-based compensation which we recorded in the year ended December 31, 2021.
(b)Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
Restricted stock, restricted stock unit and performance-based restricted stock unit activity during 2021, 2020 and 2019 was as follows:

	Restricted Stock		RSUs and PSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2018	21,677	$10.88	2,773,773	$21.21
Granted	—	—	1,740,299	43.34
Vested	(21,677)	10.88	(1,291,932)	24.42
Forfeited	—	—	(285,216)	26.14
Unvested balance as of December 31, 2019	—	—	2,936,924	32.43
Granted	—	—	1,725,531	57.57
Vested	—	—	(1,451,618)	33.66
Forfeited	—	—	(268,923)	40.56
Unvested balance as of December 31, 2020	—	—	2,941,914	45.86
Granted	—	—	1,957,794	92.74
Vested	—	—	(1,610,517)	47.00
Forfeited	—	—	(510,314)	66.67
Unvested balance as of December 31, 2021	—	$—	2,778,877	$74.40
As of December 31, 2021, the unrecognized compensation cost related to shares of unvested RSUs and PSUs expected to vest was $188.6 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.5 years.

(c)Stock Options
The following table summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	3,713,179	$10.32
Granted	—	—
Exercised	(968,057)	10.55		$39,526
Forfeited/cancelled	(9,730)	13.53
Outstanding as of December 31, 2019	2,735,392	10.10
Granted	—	—
Exercised	(783,645)	9.98		$39,095
Forfeited/cancelled	(18,734)	17.87
Outstanding as of December 31, 2020	1,933,013	10.07
Granted	—	—
Exercised	(521,326)	8.26		$49,522
Forfeited/cancelled	(300)	7.73
Outstanding as of December 31, 2021	1,411,387	$10.74	3.36	$150,951
Vested and exercisable as of December 31, 2021	1,405,646	$10.68	3.35	$150,414
As of December 31, 2021, the unrecognized compensation cost related to our unvested stock options expected to vest was not material and will be recognized over an estimated weighted-average amortization period of 0.1 years.
The total fair value of stock options vested in 2021, 2020 and 2019 was $0.6 million, $2.2 million and $3.7 million, respectively.
(d)Employee Stock Purchase Plan
On July 17, 2015, we filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 800,000 shares of our common stock reserved under our 2015 Employee Stock Purchase Plan (ESPP). The number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2016, by 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 (known as the “evergreen” provision) or such lesser number of shares as determined by our board of directors. As of December 31, 2021, the shares of common stock authorized to be issued under the ESPP totaled 3,578,855 and there were 2,125,686 shares of common stock available for grant.
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

The following table reflects the assumptions used in the Black-Scholes option pricing model to calculate the expense related to the ESPP:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	31 - 48%	47 - 53%	44%
Risk-free interest rate	0.5 – 0.7%	0.1 – 0.3%	1.9 – 2.5%
Expected dividend yield	—	—	—
Grant date fair value per share	$20.32 – 34.98	$9.63 –22.3	$14.17 – 17.94
The following table provides the number of common shares issued to employees, the purchase prices and aggregate proceeds for the purchase dates in the years ended December 31, 2021, 2020 and 2019:

	September 15, 2021		March 15, 2021		September 15, 2020		March 15, 2020		September 15, 2019		March 15, 2019

Common shares issued	73,676		147,837		131,585		101,806		74,221		110,822
Purchase prices	$52.60 and $67.59		$28.39 and $52.60		$28.39		$32.87		$30.46 and $42.22		$30.46 and $21.96
Aggregate proceeds	$4.8	million	$4.5	million	$3.7	million	$3.3	million	$2.9	million	$2.6	million
(13)    Income Taxes
Loss before income taxes included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
United States	$(106,281)	$(72,846)	$(41,111)
Foreign	(29,632)	(24,017)	(12,692)
Loss before income taxes	$(135,913)	$(96,863)	$(53,803)
Income tax expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Federal	$124	$8	$260
State and local	177	122	109
Foreign	9,690	1,149	255
Total current tax expense	9,991	1,279	624
Deferred:
Federal	10	9	9
State and local	2	2	2
Foreign	418	696	(593)
Total deferred tax expense (benefit)	430	707	(582)
Income tax expense	$10,421	$1,986	$42

The reconciliation of the federal statutory rate of 21% to the effective income tax rate for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.1)	(0.1)	(0.2)
Permanent differences	(0.2)	(0.7)	(0.6)
Stock-based compensation	14.2	12.1	22.3
Federal research and development credit	1.4	1.1	1.3
Foreign rate differential	(0.5)	(1.4)	(1.4)
Change in valuation allowance	(36.7)	(30.0)	(41.0)
Excess officers' compensation	(5.9)	(3.3)	(2.2)
Tax rate change	11.2	—	—
Tax reserves	(3.8)	—	—
Capital gain on sale	(7.0)	—	—
Other	(1.2)	(0.8)	0.7
Effective income tax rate	(7.6)%	(2.1)%	(0.1)%
Net deferred tax assets and liabilities, as set forth in the table below, reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Accruals and reserves	$157	$1,272
Net operating loss carryforwards	176,417	117,478
Deferred revenue	9,518	7,951
Depreciation	3,808	3,330
Research and development credits	8,950	6,201
Operating lease liabilities	25,235	20,967
Stock-based compensation	7,497	4,755
Tax credits	1,148	1,148
Other	3,439	2,105
Gross deferred tax assets	236,169	165,207
Valuation allowance	(187,397)	(110,350)
Total deferred tax assets	48,772	54,857
Deferred tax liabilities:
Intangible assets	(15,957)	(5,717)
Operating lease ROU assets	(20,921)	(16,233)
Convertible senior notes	—	(17,961)
Deferred contract acquisition and fulfillment costs	(18,278)	(15,908)
Other	(636)	(543)
Total deferred tax liabilities	(55,792)	(56,362)
Net deferred tax liabilities	$(7,020)	$(1,505)
As of December 31, 2021, we have evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realized, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our history of generating losses in the United States, the United Kingdom and Ireland, we continue to record a full valuation allowance against our deferred tax assets in these jurisdictions. If we achieve future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes.
The valuation allowance increased by $77.0 million for the year ended December 31, 2021, primarily due to additional operating losses generated during the year.
We plan to permanently reinvest the undistributed earnings of our foreign subsidiaries. If we repatriate these earnings, we may be required to pay U.S. state and local taxes, as well as foreign withholding taxes.
As of December 31, 2021, we had federal and state net operating loss carryforwards of $510.3 million and $400.7 million, respectively. Of our federal net operating losses, $386.8 million will carry forward indefinitely. The remaining federal and state net operating loss carryforwards expire at various dates beginning in 2022. As of December 31, 2021, we had foreign net operating loss carryforwards of $231.7 million that can be carried forward indefinitely. We also had federal, state and international research and development credit carryforwards of $6.2 million, $2.5 million and $0.2 million as of December 31, 2021, respectively. These credit carryforwards expire at various dates beginning in 2023.
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
We file income tax returns in all jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal, state, and foreign tax authorities, where applicable. The statute of limitations for these jurisdictions is generally three to seven years. However, to the extent we utilize net operating losses or other similar carryforward attributes such as credits, the statute remains open to the extent of the net operating losses or credits that are utilized. We currently are under examination in Israel for tax years 2016 through 2019.
We have established reserves to provide for additional income taxes that management believes will more likely than not be due in future years. The reserves have been established based upon our assessment of the potential exposure. Changes in our reserve for unrecognized income tax benefits for the year ended December 31, 2021 was as follows (in thousands):

Balance as of December 31, 2020	$—
Additions based on current year tax positions	5,041
Balance as of December 31, 2021	$5,041
We recorded $0.1 million of interest in 2021 related to uncertain tax positions. During the next twelve months, the Company does not expect any change to its uncertain tax positions other than the accrual of interest in the normal course of business.
(14)Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(146,334)	$(98,849)	$(53,845)
Denominator:
Weighted-average common shares outstanding, basic and diluted	55,270,998	51,036,824	48,731,791
Net loss per share, basic and diluted	$(2.65)	$(1.94)	$(1.10)
We intend to settle any conversion of our 2025 Notes and 2027 Notes in cash, shares, or a combination thereof. As a result of our adoption of ASU 2020-06 on January 1, 2021, the dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For periods prior to our January 1, 2021 adoption of ASU 2020-06, we considered the impact of the Notes on our diluted net income (loss) per share calculation based on applying the treasury stock method as we had the ability, and intent, to settle any conversions of the Notes solely in cash at that time. For the years ended December 31, 2021 and 2020, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive under each respective method.
In connection with the issuance of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into 2023 Capped Calls, 2025 Capped Calls and 2027 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. As further described in Note 10, Debt, the 2023 Capped Calls were not redeemed with the redemption of the 2023 Notes.
As of December 31, 2021, the conversion features of the 2025 Notes was triggered as the last reported price of our common stock was greater than or equal to 130% of the conversion prices for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the 2025 Notes were convertible, in whole or in part, at the option of the holders from January 1, 2022 through March 31, 2022. We had not received any conversion notices through the issuance date of our audited consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below.
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	1,411,387	1,933,013	2,705,458
Unvested restricted stock units	2,778,877	2,941,914	2,936,924
Common stock to be issued to DivvyCloud founders	66,865	200,596	—
Common stock issued to IntSights founders	206,608	—	—
Shares to be issued under ESPP	36,831	101,658	53,167
Convertible senior notes	9,573,087	9,299,432	5,530,176
Total	14,073,655	14,476,613	11,225,725

(15)Commitments and Contingencies
(a)    Purchase Obligations
As of December 31, 2021, we have non-cancellable firm purchase commitments relating to cloud infrastructure services, including with Amazon Web Services (AWS), and software subscriptions.
The following table presents details of the future non-cancellable purchase commitments under these agreements as of December 31, 2021 (in thousands):

2022	$58,862
2023	5,805
2024	450
2025	61
2026 and thereafter	16
Total	$65,194

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
(16)Employee Benefit Plan
In December 2008, we established a discretionary 401(k) plan in which all full-time U.S. employees above the age 18 are eligible to participate after they have been employed for us for 90 days following the applicable date of hire. Matching contributions to the 401(k) plan can be made at our discretion. In 2021, 2020 and 2019, we made discretionary contributions of $3.6 million, $2.9 million and $2.8 million, respectively, to the plan.
(17)Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Net revenues by geographic area presented based upon the location of the customer are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
United States	$414,856	$329,753	$264,852
Other	120,548	81,733	62,095
Total	$535,404	$411,486	$326,947
Property and equipment, net by geographic area as of December 31, 2021 and 2020 is presented in the table below:

	As of December 31,
	2021	2020
	(in thousands)
United States	$37,682	$40,101
Other	12,543	13,013
Total	$50,225	$53,114

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2021, our internal control over financial reporting was effective.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

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

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc., as of June 3, 2020.
3.2(2)	Amended and Restated Bylaws of Rapid7, Inc., as of June 3, 2020.
4.1(3)	Form of common stock certificate of Rapid7, Inc.
4.2(4)	Amended and Restated Investors’ Rights Agreement by and among Rapid7, Inc. and certain of its stockholders, dated December 9, 2014.
4.3(5)	Amendment No. 1 to Investors’ Rights Agreement, dated October 13, 2015.
4.4(6)	Indenture, dated as of August 13, 2018, between Rapid7 Inc. and U.S. Bank National Association, as trustee.
4.5	Form of 1.25% Convertible Senior Notes due 2023 (included in Exhibit 4.4).
4.6 (7)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.7 (8)	Indenture, dated as of May 1, 2020, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee.
4.8	Form of Global Note, representing Rapid7, Inc.’s 2.25% Convertible Senior Notes due 2025 (included in Exhibit 4.7).
4.9 (9)	Indenture, dated as of March 19, 2021, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee.
4.10	Form of Global Note, representing Rapid7, Inc.’s 0.25% Convertible Senior Notes due 2027 (included in Exhibit 4.9).
10.1(10)	Form of Confirmation for Capped Call Transactions.
10.2(11)	Purchase Agreement, dated April 28, 2020, by and between Rapid7, Inc. and Barclays Capital Inc.
10.3(12)	Purchase Agreement, dated March 16, 2021, by and between Rapid7, Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc.
10.4(13)	Form of Confirmation for Capped Call Transactions.
10.5(14)	Credit and Security Agreement, dated as of April 23, 2020, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto.
10.6(15)	Merger Agreement, dated as of April 24, 2020, by and between Rapid7, Inc., Rapid7 LLC, Stratus Acquisition, Inc., Divvy Cloud Corporation and Fortis Advisors LLC.
10.7(16)	First Amendment Agreement, dated as of May 29, 2020, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto.
10.8(17)	Form of Confirmation for Capped Call Transactions.
10.9*	Second Amendment Agreement, dated as of December 22, 2021, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto.
10.10+(18)	2011 Stock Option and Grant Plan and Forms of Stock Option Agreement, Stock Option Exercise Notice and Restricted Stock Agreement thereunder.

10.11+(19)	Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.12+(20)	Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Agreement under the Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.13+(21)	Rapid7, Inc. 2015 Employee Stock Purchase Plan.
10.14+(22)	Form of Indemnification Agreement by and between Rapid7, Inc. and each of its directors and executive officers.
10.15(23)
Stock Purchase Agreement, dated July 16, 2021, by and between Rapid7, Inc., Rapid7 International Holdings Limited, IntSights Cyber Intelligence Ltd., the Sellers and Shareholder Representative Services LLC.

10.16(24)	Lease dated November 16, 2017 between Podium Developer LLC and Rapid7, Inc.
10.17(25)	Lease dated July 19, 2019 between Office Tower Developer LLC and Rapid7, Inc.
10.18 (26)	First Amendment to Lease, dated as of September 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc.
10.19(27)	Second Amendment to Lease, dated as of November 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc.
10.20(28)	Third Amendment to Lease, dated as of February 5, 2021 by and between Office Tower Developer LLC and Rapid7, Inc.
10.21+(29)	Rapid7, Inc. Executive Incentive Bonus Plan.
10.22+(30)	Employment Agreement, dated as of January 3, 2013, by and between Rapid7, Inc. and Corey Thomas.
10.23+(31)	Amendment to Employment Agreement, dated as of April 4, 2016, by and between Rapid7, Inc. and Corey Thomas.
10.24+(32)	Second Amendment to Employment Agreement, dated as of March 24, 2017, by and between Rapid7, Inc. and Corey Thomas.
10.25+(33)	Employment Agreement, dated as of November 28, 2016, by and between Rapid7, Inc. and Jeffrey Kalowski.
10.26+(34)	Offer Letter Agreement, dated as of October 3, 2016, by and between Rapid7, Inc. and Andrew Burton.
10.27+(35)	Offer Letter, dated as of November 23, 2021, by and between Rapid7, Inc. and Tim Adams.
10.28+(36)	Severance and Equity Award Vesting Acceleration Letter, dated as of March 28, 2017, by and between Rapid7, Inc. and Andrew Burton.
10.29(37)	Form of Severance and Equity Award Vesting Acceleration Letter.

Exhibit Number	Description

21.1*	List of subsidiaries of Rapid7, Inc.
23.1*	Consent of KPMG, LLP.
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
(7)Previously filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on February 26, 2021, and incorporated herein by reference.
(8)Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on May 4, 2020, and incorporated herein by reference, and included as Exhibit A to the Indenture filed as Exhibit 4.7 hereto).
(9)Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 19, 2021, and incorporated herein by reference, and included as Exhibit A to the Indenture filed as Exhibit 4.9 hereto).
(10)Previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (file No. 001-37496), filed with the Securities and Exchange Commission on August 13, 2018, and incorporated herein by reference.
(11)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on May 4, 2020, and incorporated herein by reference.
(12)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 19, 2021, and incorporated herein by reference.
(13) Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on May 4, 2020, and incorporated herein by reference.
(14)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 28, 2020, and incorporated herein by reference.
(15)Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 28, 2020, and incorporated herein by reference.

(16)Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 10, 2020, and incorporated herein by reference.
(17) Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 19, 2021, and incorporated herein by reference.
(18)Previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.
(19)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 13, 2015, and incorporated herein by reference.
(20)Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
(21)Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
(22)Previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 10, 2016, and incorporated herein by reference.
(23)Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file No. 001-37496), filed with the Securities and Exchange Commission on July 19, 2021, and incorporated herein by reference.
(24)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on November 16, 2017, and incorporated herein by reference.
(25)Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File no. 001-37496), filed with the Securities and Exchange Commission on July 25, 2019, and incorporated herein by reference.
(26)Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on November 5, 2020, and incorporated herein by reference.
(27)Previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File no. 001-37496), filed with the Securities and Exchange Commission on February 26, 2021, and incorporated herein by reference.
(28)Previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File no. 001-37496), filed with the Securities and Exchange Commission on February 26, 2021, and incorporated herein by reference.
(29)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on February 2, 2017, and incorporated herein by reference.
(30)Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1(File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.
(31)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016, and incorporated herein by reference.
(32)Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
(33)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on November 28, 2016, and incorporated herein by reference.
(34)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 4, 2016, and incorporated herein by reference.
(35)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on November 29, 2021, and incorporated herein by reference.
(36)Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
(37)Previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 8, 2018, and incorporated herein by reference.

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

RAPID7, INC.

Date: February 24, 2022	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Corey E. Thomas and Tim Adams, and each of them, as his true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him and in his name, place or stead, in any and all capacities, to sign any and all amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Corey E. Thomas	Chief Executive Officer and Director	February 24, 2022
Corey E. Thomas	(Principal Executive Officer)

/s/ Tim Adams	Chief Financial Officer	February 24, 2022
Tim Adams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Berry	Director	February 24, 2022
Michael Berry

/s/ Marc Brown	Director	February 24, 2022
Marc Brown

/s/ Judy Bruner	Director	February 24, 2022
Judy Bruner

/s/ Benjamin Holzman	Director	February 24, 2022
Benjamin Holzman

/s/ Christina Kosmowski	Director	February 24, 2022
Christina Kosmowski

/s/ J. Benjamin Nye	Director	February 24, 2022
J. Benjamin Nye

/s/ Thomas Schodorf	Director	February 24, 2022
Thomas Schodorf

/s/ Reeny Sondhi	Director	February 24, 2022
Reeny Sondhi