Form 10-Q
period 2022-03-31
Rapid7, Inc.
filed 2022-05-05
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 29, 2022, there were 58,264,489 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$141,365	$164,582
Short-term investments	93,155	58,850
Accounts receivable, net of allowance for credit losses of $1,879 and $1,978 at March 31, 2022 and December 31, 2021, respectively	107,320	146,094
Deferred contract acquisition and fulfillment costs, current portion	30,984	29,974
Prepaid expenses and other current assets	38,051	33,236
Total current assets	410,875	432,736
Long-term investments	28,295	34,068
Property and equipment, net	49,804	50,225
Operating lease right-of-use assets	89,196	83,751
Deferred contract acquisition and fulfillment costs, non-current portion	59,121	57,191
Goodwill	515,333	515,258
Intangible assets, net	108,246	111,591
Other assets	13,000	11,191
Total assets	$1,273,870	$1,296,011
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,163	$3,521
Accrued expenses	56,502	82,620
Operating lease liabilities, current portion	11,336	9,630
Deferred revenue, current portion	378,338	372,067
Other current liabilities	1,264	842
Total current liabilities	459,603	468,680
Convertible senior notes, non-current portion, net	812,995	812,063
Operating lease liabilities, non-current portion	93,954	90,865
Deferred revenue, non-current portion	30,616	33,056
Other long-term liabilities	13,253	17,342
Total liabilities	1,410,421	1,422,006
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; 0 shares issued at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 58,728,035 and 58,181,816 shares issued at March 31, 2022 and December 31, 2021, respectively; 58,241,227 and 57,695,008 shares outstanding at March 31, 2022 and December 31, 2021, respectively	582	577
Treasury stock, at cost, 486,808 shares at March 31, 2022 and December 31, 2021	(4,764)	(4,764)
Additional paid-in-capital	650,710	615,032
Accumulated other comprehensive loss	(2,052)	(812)
Accumulated deficit	(781,027)	(736,028)
Total stockholders’ equity (deficit)	(136,551)	(125,995)
Total liabilities and stockholders’ equity (deficit)	$1,273,870	$1,296,011
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Products	$149,025	$109,285
Professional services	8,359	8,166
Total revenue	157,384	117,451
Cost of revenue:
Products	43,472	29,650
Professional services	7,817	6,639
Total cost of revenue	51,289	36,289
Total gross profit	106,095	81,162
Operating expenses:
Research and development	49,812	33,080
Sales and marketing	75,146	54,978
General and administrative	21,516	16,220
Total operating expenses	146,474	104,278
Loss from operations	(40,379)	(23,116)
Other income (expense), net:
Interest income	112	96
Interest expense	(2,693)	(5,394)
Other income (expense), net	(603)	(1,068)
Loss before income taxes	(43,563)	(29,482)
Provision for income taxes	1,436	363
Net loss	$(44,999)	$(29,845)
Net loss per share, basic and diluted	$(0.78)	$(0.56)
Weighted-average common shares outstanding, basic and diluted	57,724,821	52,904,881
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(44,999)	$(29,845)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	(898)	(129)
Adjustments for net gains (losses) realized and included in net loss	316	(204)
Total change in unrealized losses on cash flow hedges	(582)	(333)
Change in unrealized (losses) gains on investments	(658)	(9)
Total other comprehensive loss	(1,240)	(342)
Comprehensive loss	$(46,239)	$(30,187)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	57,695	$577	487	$(4,764)	$615,032	$(812)	$(736,028)	$(125,995)
Stock-based compensation expense	—	—	—	—	32,475	—	—	32,475
Issuance of common stock under employee stock purchase plan	81	1	—	—	5,709	—	—	5,710
Vesting of restricted stock units	402	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(35)	(1)	—	—	(3,460)	—	—	(3,461)
Issuance of common stock upon exercise of stock options	99	1	—	—	958	—	—	959
Other comprehensive loss	—	—	—	—	—	(1,240)	—	(1,240)
Net loss	—	—	—	—	—	—	(44,999)	(44,999)
Balance, March 31, 2022	58,242	$582	487	$(4,764)	$650,710	$(2,052)	$(781,027)	$(136,551)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	52,225	$522	487	$(4,764)	$692,603	$454	$(617,279)	$71,536
Stock-based compensation expense	—	—	—	—	22,284	—	—	22,284
Issuance of common stock under employee stock purchase plan	148	1	—	—	4,466	—	—	4,467
Vesting of restricted stock units	374	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(38)	—	—	—	(3,324)	—	—	(3,324)
Issuance of common stock upon exercise of stock options	170	2	—	—	1,416	—	—	1,418
Purchase of capped calls related to convertible senior notes	—	—	—	—	(76,020)	—	—	(76,020)
Issuance of common stock in connection with repurchase of convertible senior notes	2,177	22	—	—	(2,720)	—	—	(2,698)
Issuance of common stock in connection with inducement of convertible senior notes	35	—	—	—	2,740	—	—	2,740
Cumulative-effect adjustment for the adoption of ASU 2020-06	—	—	—	—	(99,026)	—	27,585	(71,441)
Other comprehensive loss	—	—	—	—	—	(342)	—	(342)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, March 31, 2021	55,091	$551	487	$(4,764)	$542,415	$112	$(619,539)	$(81,225)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(44,999)	$(29,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,169	6,740
Amortization of debt issuance costs	979	658
Stock-based compensation expense	28,922	20,862
Induced conversion expense	—	2,740
Other	526	1,404
Changes in operating assets and liabilities:
Accounts receivable	36,327	34,414
Deferred contract acquisition and fulfillment costs	(2,939)	(1,956)
Prepaid expenses and other assets	(6,556)	(136)
Accounts payable	8,673	550
Accrued expenses	(24,048)	(15,429)
Deferred revenue	3,830	987
Other liabilities	(481)	(394)
Net cash provided by operating activities	10,403	20,595
Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(49,720)
Purchases of property and equipment	(3,053)	(972)
Capitalization of internal-use software costs	(3,522)	(1,758)
Purchases of investments	(32,136)	(6,394)
Sales/maturities of investments	2,800	41,900
Other investments	—	(1,500)
Net cash used in investing activities	(35,911)	(18,444)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $12,900 for the three months ended March 31, 2021	—	587,100
Purchase of capped calls related to convertible senior notes	—	(76,020)
Payments for repurchase and conversion of convertible senior notes	—	(182,647)
Payments related to business acquisitions	—	(2,431)
Taxes paid related to net share settlement of equity awards	(3,461)	(3,324)
Proceeds from employee stock purchase plan	5,710	4,467
Proceeds from stock option exercises	959	1,427
Net cash provided by financing activities	3,208	328,572
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(800)	(500)
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,100)	330,223
Cash, cash equivalents and restricted cash, beginning of period	165,017	173,617
Cash, cash equivalents and restricted cash, end of period	$141,917	$503,840
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$750	$1,438
Cash paid for income taxes, net of refunds	$15	$64
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$141,365	$503,804
Restricted cash included in prepaid expenses and other assets	552	$36
Total cash, cash equivalents and restricted cash	$141,917	$503,840
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
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
The COVID-19 pandemic has resulted in a sustained global slowdown of economic activity that has decreased demand for a broad variety of goods and services, including from our customers. While we have not experienced significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2022, we are unable to accurately predict the extent to which the ongoing COVID-19 pandemic may impact our business, results of operations and financial condition going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to the significant accounting policies during the three-month period ended March 31, 2022.

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which clarified the accounting for acquired revenue contracts with customers in a business combination. ASU 2021-08 requires acquirers to measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. As a result, it is generally expected that an acquirer will recognize and measure contract assets and liabilities in a manner consistent with how they were recognized by the acquiree in its preacquisition financial statements. This standard is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We early adopted this standard on January 1, 2022. This guidance will be applied prospectively to all business combinations that occur on or after January 1, 2022.
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
The following table summarizes revenue from contracts with customers for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Subscriptions	$147,467	$107,167
Perpetual software licenses	1,361	2,114
Professional services	8,359	8,166
Other	197	4
Total revenue	$157,384	$117,451
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
Contracts with Multiple Performance Obligations
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. The majority of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine SSP of our products and services based on our overall pricing objectives using all information reasonably available to us, taking into consideration market conditions and other factors, including the geographic locations of our customers, negotiated discounts from price lists and selling method (i.e., partner or direct). When available, we use directly observable stand-alone transactions to determine SSP. When not regularly sold on a stand-alone basis, we estimate SSP for our products and services utilizing historical sales data, including discounts from list price. The historical data is aggregated and analyzed by geographic location and selling method to establish a median or average price. Once SSP is established it is applied consistently to all transactions including that product or service utilizing a portfolio approach.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended March 31, 2022 and 2021, we recognized revenue of $137.3 million and $101.9 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of March 31, 2022 and December 31, 2021, unbilled receivables of $1.1 million and $1.2 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of March 31, 2022 and December 31, 2021, we had no contract assets recorded on our consolidated balance sheet.

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2022. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscriptions	$409,985	$127,809
Perpetual software licenses	2,522	405
Professional services	15,603	1,651
Total	$428,110	$129,865
Note 3. Business Combinations
IntSights
On July 16, 2021, we acquired IntSights Cyber Intelligence Ltd. (“IntSights”), a provider of contextualized external threat intelligence and proactive threat remediation, for a purchase price with an aggregate fair value of $322.3 million. The purchase consideration consisted of $319.2 million in cash paid at closing, $3.4 million in deferred cash payments and a $0.3 million receivable for purchase price adjustments. The deferred cash payments will be held by us to satisfy indemnification obligations payable within eighteen months of the acquisition date.
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair value of net assets acquired, goodwill and intangible assets were $61.3 million, $260.9 million and $65.2 million, respectively. These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital and deferred income taxes. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible assets were not deductible for tax purposes.
Our revenue and net loss attributable to the IntSights business for the three months ended March 31, 2022 was $6.9 million and $10.9 million, respectively.
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

Three Months Ended March 31, 2021
(in thousands)
Revenue	$123,430
Net loss	(41,020)
Velocidex Enterprises Pty Ltd
On April 12, 2021, we acquired Velocidex Enterprises Pty Ltd (“Velocidex”), a leading open-source technology and community used for endpoint monitoring, digital forensics, and incident response. The purchase price consisted of $2.7 million paid in cash and $0.3 million in deferred cash payments. The purchase price was allocated to developed technology intangible asset which has an estimated useful life of 6 years.
Alcide.IO Ltd.
On January 28, 2021, we acquired Alcide.IO Ltd. (“Alcide”), a leading provider of Kubernetes security, for a purchase consideration of $50.5 million, which was funded in cash.

The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair value of net assets acquired, goodwill and intangible assets were $(0.7) million, $40.8 million and $10.4 million, respectively. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible asset were not deductible for tax purposes.
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$51,912	$—	$(433)	$51,479
Commercial paper	34,997	—	—	34,997
Corporate bonds	34,513	—	(270)	34,243
Agency bonds	$750	$—	$(19)	$731
Total	$122,172	$—	$(722)	$121,450

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
Commercial paper	$37,778	$—	$—	$37,778
Corporate bonds	32,059	—	(32)	32,027
U.S government agencies	22,396	—	(31)	22,365
Agency bonds	749	—	(1)	748
Total	$92,982	$—	$(64)	$92,918
As of March 31, 2022, our available-for-sale investments had maturities ranging from 1 to 20 months. As of December 31, 2021, our available-for-sale investments had maturities ranging from 2 to 23 months.
For all of our investments for which the amortized cost basis was greater than the fair value at March 31, 2022 and December 31, 2021, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$49,136	$—	$—	$49,136
U.S. Government agencies	51,479	—	—	51,479
Commercial paper	—	34,997	—	34,997
Corporate bonds	—	34,243	—	34,243
Agency bonds	—	731	—	731
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	13	—	13
Total	$100,615	$69,984	$—	$170,599
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other liabilities)	$—	$1,345	$—	$1,345
Total	$—	$1,345	$—	$1,345

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$86,835	$—	$—	$86,835
Commercial paper	—	37,778	—	37,778
Corporate bonds	—	32,027	—	32,027
U.S. Government agencies	22,365	—	—	22,365
Agency bonds	—	748	—	748
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	73	—	73
Total assets	$109,200	$70,626	$—	$179,826
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other liabilities)	$—	$843	$—	$843
Total liabilities	$—	$843	$—	$843
As of March 31, 2022, the fair value of our 2.25% and 0.25% convertible senior notes due 2025 and 2027, as further described in Note 10, Debt, was $435.1 million and $669.7 million, respectively, based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
Computer equipment and software	$21,818	$19,879
Furniture and fixtures	10,629	10,360
Leasehold improvements	52,552	51,983
Total	84,999	82,222
Less accumulated depreciation	(35,195)	(31,997)
Property and equipment, net	$49,804	$50,225
Depreciation expense was $3.3 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively.
Note 7. Goodwill and Intangible Assets
Goodwill was $515.3 million as of March 31, 2022 and December 31, 2021. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2021	$515,258
IntSights acquisition purchase receivable adjustment	75
Balance at March 31, 2022	$515,333
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of March 31, 2022			As of December 31, 2021
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.2	$122,555	$(44,996)	$77,559	$122,555	$(40,152)	$82,403
Customer relationships	4.5	12,000	(3,120)	8,880	12,000	(2,436)	9,564
Trade names	3.1	2,619	(1,289)	1,330	2,619	(1,094)	1,525
Total acquired intangible assets		137,174	(49,405)	87,769	137,174	(43,682)	93,492
Internal-use software	3.0	29,378	(8,901)	20,477	25,857	(7,758)	18,099
Total intangible assets		$166,552	$(58,306)	$108,246	$163,031	$(51,440)	$111,591
Amortization expense was $6.9 million and $3.7 million for the three months ended March 31, 2022 and 2021, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of March 31, 2022 was as follows (in thousands):

2022 (for the remaining nine months)	$19,395
2023	23,111
2024	18,587
2025	16,076
2026	12,478
2027 and thereafter	5,206
Total	$94,853
The table above excludes the impact of $13.4 million of capitalized internal-use software costs for projects that have not been completed as of March 31, 2022, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 8. Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Beginning balance	$87,165	$64,639
Capitalization of contract acquisition and fulfillment costs	11,248	7,865
Amortization of deferred contract acquisition and fulfillment costs	(8,309)	(5,909)
Ending balance	$90,104	$66,595

Note 9. Derivatives and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of nineteen months or less, and as of March 31, 2022 and December 31, 2021, outstanding forward contracts had a total notional value of $48.2 million and $34.7 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three months ended March 31, 2022, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
Note 10. Debt
Convertible Senior Notes
In May 2020, we issued $230.0 million aggregate principal amount of convertible senior notes due May 1, 2025 (the “2025 Notes”) and in March 2021, we issued $600.0 million aggregate principal amount of convertible senior notes due March 15, 2027 (the “2027 Notes”) (collectively, the “Notes”). Further details of the Notes are as follows:

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
The 2025 Notes and the 2027 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Indentures”). The total net proceeds from the 2025 Notes and the 2027 Notes offerings, after deducting initial purchase discounts and estimated debt issuance costs, were $222.8 million and $585.0 million, respectively.

Terms of the Notes
The holders of the Notes may convert their respective Notes at their option at any time prior to the close of business on the business day immediately preceding their respective convertible dates only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 for the 2025 Notes and March 20, 2024 for the 2027 Notes (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period for the 2025 Notes and any ten consecutive trading day period for the 2027 Notes (“measurement periods”) in which the trading price (as defined in the Indentures) per $1,000 principal amount of the applicable series of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the respective Notes on each such trading day;
•if we call any or all of the respective Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the respective redemption date; or
•upon the occurrence of specified corporate events (as set forth in the Indentures).
As of March 31, 2022, the conversion features of the 2025 Notes were triggered as the last reported price of our common stock was greater than or equal to 130% of the conversion prices for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and therefore the 2025 Notes were convertible, in whole or in part, at the option of the holders from April 1, 2022 through June 30, 2022.
Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since we may elect to repay the 2025 Notes in cash, shares of our common stock, or a combination of both, we have continued to classify the 2025 Notes as long-term debt on our consolidated balance sheet as of March 31, 2022. As of March 31, 2022, the 2027 Notes are not convertible at the option of the holder.
As of March 31, 2022, an immaterial principal amount of the 2025 Notes was requested for conversion, which is expected to be settled during the quarter ended June 30, 2022. No additional conversion requests for the Notes have been received.
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
The 2025 Notes and the 2027 Notes are redeemable after May 6, 2023 and March 20, 2024 (the “Redemption Dates”), respectively. On or after the respective Redemption Dates, we may redeem for cash all or any portion of the 2025 Notes or the 2027 Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding, the date on which we provide the redemption notice at a redemption price equal to 100% principal amount of the 2025 Notes or the 2027 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Accounting for the Notes
In accounting for the issuance of the Notes, the principal less debt issuance costs are recorded as debt on our consolidated balance sheet. The debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the Notes.

The net carrying amount of the Notes as of March 31, 2022 and December 31, 2021 was as follows (in thousands):

	2025 Notes			2027 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Net Carrying Amount at December 31, 2021	$230,000	$(4,905)	$225,095	$600,000	$(13,032)	$586,968
Amortization of debt issuance costs	—	330	330	—	602	602
Net Carrying Amount at March, 31, 2022	$230,000	$(4,575)	$225,425	$600,000	$(12,430)	$587,570
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended March 31,
	2022				2021
	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	2027 Notes	Total
Contractual interest expense	$1,294	$375	$1,669	$558	$1,294	$50	$1,902
Amortization of debt issuance costs	330	602	932	221	319	80	620
Induced conversion expense	—	—	—	2,740	—	—	2,740
Total interest expense	$1,624	$977	$2,601	$3,519	$1,613	$130	$5,262
During the first quarter of 2021, we used a portion of the proceeds from the issuance of the 2027 Notes, together with 2.2 million shares of our common stock, to repurchase and retire $182.6 million aggregate principal amount of the 2023 Notes, and paid accrued and unpaid interest thereon. In addition, during the first quarter of 2021, holders of the 2023 Notes elected to convert Notes with a principal amount of $2.0 million. Cash was paid for the principal and the excess conversion spread was paid in 23,123 shares of our common stock. During the fourth quarter of 2021, we redeemed the remaining $45.4 million aggregate principal amount outstanding of the 2023 Notes. We paid $43.4 million in cash and issued 697,262 shares of our common stock to the holders of the 2023 Notes who submitted conversion notices, and the remaining $2.0 million of 2023 Notes were redeemed in cash, plus accrued and unpaid interest.
Capped Calls
In connection with the offering of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 Capped Calls, “2025 Capped Calls” and “2027 Capped Calls”) (collectively, the “Capped Calls”).
The Capped Calls are expected to reduce potential dilution to our common stock upon conversion of a given series of notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted notes of such series, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of certain specified extraordinary events affecting us, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions.
The following table sets forth other key terms and premiums paid for the Capped Calls related to each series of Notes:

	Capped Calls Entered into in Connection with the Issuance of the 2023 Notes	Capped Calls Entered into in Connection with the Issuance of the 2025 Notes	Capped Calls Entered into in Connection with the Issuance of the 2027 Notes
Initial strike price, subject to certain adjustments	$41.59	$61.02	$103.38
Cap price, subject to certain adjustments	$63.98	$93.88	$159.04
Total premium paid (in thousands)	$26,910	$27,255	$76,020
The 2023 Capped Calls were not redeemed with the repayment of the 2023 Notes and remain outstanding.
For accounting purposes, the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are separate transactions, and not part of the terms of the 2023 Notes, the 2025 Notes and the 2027 Notes. The 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives.

Credit Agreement
In April 2020, we entered into a Credit and Security Agreement (the “Credit Agreement”), with KeyBank National Association that provides for a $30.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million and an accordion feature under which we can increase the credit facility to up to $70.0 million. In May 2020, we utilized the accordion feature to increase the credit facility to $50.0 million.
In December 2021, we entered into an Amendment Agreement (the “Amendment”) in respect of our Credit and Security Agreement (as amended by the Amendment, the “Credit Agreement”), with KeyBank National Association, to, among other things, increase the credit facility from $50.0 million to $100.0 million and extend the maturity date to December 22, 2024. The Credit Agreement provides for a $100.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million, and an accordion feature under which we can increase the credit facility to up to $150.0 million. We incurred fees of $0.4 million in connection with entering into the Credit Agreement. The fees are recorded in other current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. The commitment fee of 0.2% per annum on the unused portion of the credit facility is expensed as incurred and included within interest expense on the consolidated statement of operations. The Credit Agreement contains certain financial covenants including a requirement that we maintain specified minimum recurring revenue and liquidity amounts.
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either (i) term SOFR plus a credit spread adjustment of 0.10% per annum plus a margin of 2.50% per annum or (ii) the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum.
As of March 31, 2022, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of March 31, 2022, we had a total of $9.3 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.
Note 11. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 10.0 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within the next 5.5 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating lease cost	$5,013	$3,766
Short-term lease costs	391	165
Variable lease costs	2,385	1,463
Total lease costs	$7,789	$5,394
Supplemental balance sheet information related to the operating leases was as follows:

	As of March 31, 2022	As of December 31, 2021
Weighted average remaining lease term (in years) - operating leases	7.1	7.2
Weighted average discount rate - operating leases	6.1%	6.2%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,128	$4,147
ROU assets obtained in exchange for new lease obligations	$8,864	$152

Maturities of operating lease liabilities as of March 31, 2022 were as follows (in thousands):

2022 (for the remaining nine months)	$12,812
2023	16,600
2024	18,757
2025	17,947
2026	16,551
2027 and thereafter	49,066
Total lease payments	$131,733
Less: imputed interest	(26,443)
Total	$105,290

Note 12. Stock-Based Compensation Expense
(a)General
Stock-based compensation expense for RSUs, performance-based PSUs, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,090	$1,554
Research and development	13,024	7,815
Sales and marketing	6,774	5,746
General and administrative	7,034	5,747
Total stock-based compensation expense	$28,922	$20,862
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2022 and 2021 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During each of the three months ended March 31, 2022 and 2021, we recognized stock-based compensation expense related to such bonuses in the amount of $1.0 million, based on the probable expected performance against the pre-established corporate financial objectives as of March 31, 2022 and 2021. For all employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.

(b)Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the three months ended March 31, 2022 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2021	2,778,877	$74.40
Granted	1,761,259	96.60
Vested	(402,008)	49.84
Forfeited	(190,751)	77.52
Unvested balance as of March 31, 2022	3,947,377	$86.65
As of March 31, 2022, the unrecognized compensation expense related to our unvested RSUs and PSUs was $319.5 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 3.0 years.
(c)Stock Options
Stock option activity during the three months ended March 31, 2022 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,411,387	$10.74	3.4	$150,951
Granted	—	—
Exercised	(98,783)	9.71		$8,847
Forfeited/cancelled	—	—
Outstanding as of March 31, 2022	1,312,604	$10.81	3.2	$131,818
Vested and exercisable as of March 31, 2022	1,312,604	$10.81	3.2	$131,818

The total fair value of stock options vested in the three months ended March 31, 2022 was $0.1 million.
(d)Employee Stock Purchase Plan
Under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”), employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common stock at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.
On March 15, 2022, we issued 80,747 shares of common stock to employees, with purchase prices of $67.59 or $81.37 per share, for aggregate proceeds of $5.7 million.
Note 13. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(44,999)	$(29,845)
Denominator:
Weighted-average common shares outstanding, basic and diluted	57,724,821	52,904,881
Net loss per share, basic and diluted	$(0.78)	$(0.56)

We intend to settle any conversion of our 2025 Notes and 2027 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the three months ended March 31, 2022 and 2021, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
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
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	1,312,604	1,763,007
Unvested restricted stock units	3,947,377	3,953,263
Common stock to be issued to DivvyCloud founders	66,865	200,596
Common stock issued to IntSights founders	206,608	—
Shares to be issued under ESPP	15,742	7,889
Convertible senior notes	9,573,087	15,103,262
Total	15,122,283	21,028,017

Note 14. Commitments and Contingencies
(a)Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.
(b)Litigation and Claims
In October 2018, Finjan, Inc. (“Finjan”) filed a complaint against us and our wholly-owned subsidiary, Rapid7 LLC, in the United States District Court, District of Delaware, alleging patent infringement of seven patents held by them. In the complaint, Finjan sought unspecified damages, attorneys' fees and injunctive relief. We intend to vigorously contest Finjan's claims. The final outcome, including our liability, if any, with respect to Finjan's claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
United States	$119,123	$92,509
Other	38,261	24,942
Total	$157,384	$117,451
Property and equipment, net by geographic area was as follows:

	As of March 31, 2022	As of December 31, 2021
	(in thousands)
United States	$36,380	$37,682
Other	13,424	12,543
Total	$49,804	$50,225

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the SEC on February 24, 2022. Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Special Note Regarding Forward-Looking Statements”.
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
• uncertain impacts that the ongoing COVID-19 pandemic may have on our business, strategy, operating results, financial condition and cash flows, as well as changes in overall level of software spending and volatility in the global economy;
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of March 31, 2022, we had over 10,400 customers in 141 countries, including 49% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three months ended March 31, 2022 or 2021.
Recent Developments
COVID-19 Response
Rapid7 remains focused on supporting its customers, partners, employees and communities during the ongoing COVID-19 pandemic. The impact of COVID-19 on the global economy and on our business continues to be a fluid situation. As a result of the COVID-19 pandemic, we have modified certain aspects of our business, including restricting employee travel, adopting a virtual sales strategy to enable our employees to work productively from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. We reopened our offices in a phased approach and continue to hold in-person or hybrid meetings, on a voluntary basis, taking into consideration government restrictions and employee safety.
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

While we have not experienced significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2022, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the result of vaccination efforts, resurgence of the virus, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. Furthermore, due to our subscription model, any effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
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
•Licensed software consists of term licenses and to a lesser extent perpetual licenses. When a term license is purchased, maintenance and support and content subscriptions, as applicable, are bundled with the license for the term period. Our Nexpose, Metasploit, AppSpider and InsightCloudSec products are offered through term software licenses. When a perpetual license is purchased, a customer typically purchases maintenance and support and content subscriptions, as applicable. Our maintenance and support provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide them with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one-year terms.
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
For the three months ended March 31, 2022 and 2021, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 94% and 91%, respectively, of total revenue.

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

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Total revenue	$157,384	$117,451
Year-over-year revenue growth	34.0%	24.5%
Non-GAAP (loss) income from operations	$(5,619)	$1,906
Free cash flow	$3,828	$17,865

	As of March 31,
	2022	2021
	(dollars in thousands)
Number of customers	10,407	8,945
Year-over-year customer growth	16%	11%
Annualized recurring revenue (ARR)	$627,122	$455,797
Year-over-year ARR growth	37.6%	29.9%
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers. We monitor total revenue and believe it is useful to investors as a measure of the overall success of our business.
Non-GAAP Income (Loss) from Operations. We monitor non-GAAP income (loss) from operations, a non-GAAP financial measure, to analyze our financial results. We believe non-GAAP income (loss) from operations is useful to investors, as a supplement to GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance and allowing for greater transparency with respect to metrics used by our management in its financial and operational decision-making. See Non-GAAP Financial Results below for further information on non-GAAP income (loss) from operations and a reconciliation of non-GAAP income (loss) from operations to the comparable GAAP financial measure.
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
Annualized Recurring Revenue and Growth. Annualized Recurring Revenue (“ARR”) is defined as the annual value of all recurring revenue related to contracts in place at the end of the quarter. ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates and does not include revenue reported as perpetual license or professional services revenue in our consolidated statement of operations. We use ARR and believe it is useful to investors as a measure of the overall success of our business.
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
We define non-GAAP gross profit, non-GAAP income (loss) from operations, non-GAAP net income (loss) and non-GAAP net income (loss) per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt issuance costs and certain other items such as acquisition-related expenses, litigation-related expenses and induced conversion expense. Non-GAAP net income (loss) per basic and diluted share is calculated as non-GAAP net income (loss) divided by the weighted average shares used to compute net income (loss) per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
•Amortization of debt issuance costs. The expense for the amortization of debt issuance costs related to our convertible senior notes and revolving credit facility is a non-cash item and we believe the exclusion of this interest expense provides a more useful comparison of our operational performance in different periods.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
GAAP total gross profit	$106,095	$81,162
Stock-based compensation expense	2,090	1,554
Amortization of acquired intangible assets	4,844	2,741
Non-GAAP total gross profit	$113,029	$85,457

	Three Months Ended March 31,
	2022	2021
	(in thousands)
GAAP gross profit – products	$105,553	$79,635
Stock-based compensation expense	1,495	1,018
Amortization of acquired intangible assets	4,844	2,741
Non-GAAP gross profit – products	$111,892	$83,394

	Three Months Ended March 31,
	2022	2021
	(in thousands)
GAAP gross profit – professional services	$542	$1,527
Stock-based compensation expense	595	536
Non-GAAP gross profit – professional services	$1,137	$2,063
The following table reconciles GAAP loss from operations to non-GAAP (loss) income from operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
GAAP loss from operations	$(40,379)	$(23,116)
Stock-based compensation expense	28,922	20,862
Amortization of acquired intangible assets	5,723	2,889
Acquisition-related expenses	—	1,168
Litigation-related expenses	115	103
Non-GAAP (loss) income from operations	$(5,619)	$1,906

The following table reconciles GAAP net loss to non-GAAP net loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share data)
GAAP net loss	$(44,999)	$(29,845)
Stock-based compensation expense	28,922	20,862
Amortization of acquired intangible assets	5,723	2,889
Acquisition-related expenses	—	1,168
Litigation-related expenses	115	103
Amortization of debt issuance costs	979	658
Induced conversion expense	—	2,740
Non-GAAP net loss	$(9,260)	$(1,425)

Reconciliation of net loss per share, basic and diluted:
GAAP net loss per share, basic	$(0.78)	$(0.56)
Non-GAAP adjustments to net loss	0.62	0.53
Non-GAAP net loss per share, basic and diluted	$(0.16)	$(0.03)

Weighted average shares used in GAAP and non-GAAP per share calculation, basic and diluted	57,724,821	52,904,881
The following table reconciles GAAP net loss to adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
GAAP net loss	$(44,999)	$(29,845)
Interest income	(112)	(96)
Interest expense	2,693	5,394
Other (income) expense, net	603	1,068
Provision for income taxes	1,436	363
Depreciation expense	3,303	2,994
Amortization of intangible assets	6,866	3,746
Stock-based compensation expense	28,922	20,862
Acquisition-related expenses	—	1,168
Litigation-related expenses	115	103
Adjusted EBITDA	$(1,173)	$5,757

The following table reconciles net cash provided by operating activities to free cash flow for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$10,403	$20,595
Purchases of property and equipment	(3,053)	(972)
Capitalized internal-use software costs	(3,522)	(1,758)
Free cash flow	$3,828	$17,865

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
Interest Expense
Interest expense consists primarily of contractual interest expense, amortization of debt issuance costs related to our convertible senior notes and revolving credit facility and induced conversion expense. We expect interest expense in the near term to represent contractual interest expense and amortization of debt issuance costs related to our convertible senior notes and revolving credit facility.
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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$149,025	$109,285
Professional services	8,359	8,166
Total revenue	157,384	117,451
Cost of revenue:(1)
Products	43,472	29,650
Professional services	7,817	6,639
Total cost of revenue	51,289	36,289
Operating expenses:(1)
Research and development	49,812	33,080
Sales and marketing	75,146	54,978
General and administrative	21,516	16,220
Total operating expenses	146,474	104,278
Loss from operations	(40,379)	(23,116)
Interest income	112	96
Interest expense	(2,693)	(5,394)
Other income (expense), net	(603)	(1,068)
Loss before income taxes	(43,563)	(29,482)
Provision for income taxes	1,436	363
Net loss	$(44,999)	$(29,845)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,090	$1,554
Research and development	13,024	7,815
Sales and marketing	6,774	5,746
General and administrative	7,034	5,747
Total stock-based compensation expense	$28,922	$20,862

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$6,595	$4,151
Research and development	993	858
Sales and marketing	1,934	1,269
General and administrative	647	462
Total depreciation and amortization expense	$10,169	$6,740

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Consolidated Statement of Operations Data:
Revenue:
Products	94.7%	93.0%
Professional services	5.3	7.0
Total revenue	100.0	100.0
Cost of revenue:
Products	27.6	25.2
Professional services	5.0	5.7
Total cost of revenue	32.6	30.9
Operating expenses:
Research and development	31.7	28.2
Sales and marketing	47.7	46.8
General and administrative	13.7	13.8
Total operating expenses	93.1	88.8
Loss from operations	(25.7)	(19.7)
Interest income	0.1	0.1
Interest expense	(1.7)	(4.6)
Other income (expense), net	(0.4)	(0.9)
Loss before income taxes	(27.7)	(25.1)
Provision for income taxes	0.9	0.3
Net loss	(28.6)%	(25.4)%
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue:
Products	$149,025	$109,285	$39,740	36.4%
Professional services	8,359	8,166	193	2.4
Total revenue	$157,384	$117,451	$39,933	34.0%
Total revenue increased by $39.9 million in the three months ended March 31, 2022 compared to the same period in 2021 and consisted of $33.0 million of organic growth and $6.9 million related to the acquisition of IntSights in July 2021. The $33.0 million increase in revenue related to organic growth was primarily due to an increase in revenue from renewals, upsells and cross-sells as a result of our growing base of existing customers. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the three months ended March 31, 2022 compared to the same period in 2021 was comprised of $28.5 million generated from sales in North America and $11.4 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue:
Products	$43,472	$29,650	$13,822	46.6%
Professional services	7,817	6,639	1,178	17.7
Total cost of revenue	$51,289	$36,289	$15,000	41.3%
Gross margin %:
Products	70.8%	72.9%
Professional services	6.5	18.7
Total gross margin %	67.4%	69.1%
Total cost of revenue increased by $15.0 million in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a $4.9 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue and a $4.8 million increase in personnel costs, inclusive of a $0.5 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base as well as $0.6 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021. Our increase in total cost of revenue also included a $2.4 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $2.1 million increase in amortization expense for acquired intangible assets, a $0.3 million increase in amortization expense for capitalized internally-developed software, a $0.5 million increase in other expenses.
Total gross margin percentage decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to an increase in revenue from cloud-based subscriptions and managed services, which have lower margins than our licensed software products as well as an increase in amortization expense for the developed technology acquired intangible asset related to the acquisition of IntSights. The decrease in professional services gross margin for the three months ended March 31, 2022 was due to an increase in personnel costs.
Operating Expenses
Research and Development Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$49,812	$33,080	$16,732	50.6%
% of revenue	31.7%	28.2%
Research and development expense increased by $16.7 million in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a $12.8 million increase in personnel costs, a $3.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.7 million increase in other expenses. The $12.8 million increase in personnel costs was primarily due to a $7.6 million increase in salaries and related costs driven by growth in headcount, inclusive of $2.7 million in additional salaries and related costs attributable to the employees acquired in the acquisition of IntSights in July 2021, and a $5.2 million increase in stock-based compensation expense, including $3.3 million of stock-based compensation expense related to the RSUs issued to retained employees and common stock issued to the IntSights founders as part of the acquisition.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$75,146	$54,978	$20,168	36.7%
% of revenue	47.7%	46.8%
Sales and marketing expense increased by $20.2 million in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a $8.4 million increase in personnel costs, a $4.0 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $3.3 million increase in commission expense, a $2.2 million increase in marketing and advertising costs, a $0.6 million increase in in amortization expense for acquired intangible assets and a $1.7 million increase in other expenses. The $8.4 million increase in personnel costs was primarily due to a $7.4 million increase in salaries and related costs driven by growth in headcount, inclusive of $2.8 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021, and a $1.0 million increase in stock-based compensation expense, inclusive of $0.4 million in stock-based compensation expense related to RSUs issued to retained employees acquired in the acquisition of IntSights.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$21,516	$16,220	$5,296	32.7%
% of revenue	13.7%	13.8%
General and administrative expense increased by $5.3 million in the three months ended March 31, 2022 compared to the same period in 2021, primarily due to a $3.3 million increase in personnel costs due to an increase in headcount, inclusive of a $1.3 million increase in stock-based compensation expense, a $0.9 million increase in allocated overhead driven largely by an increase in IT and facilities costs and a $1.7 million increase in other expenses. These increases were partially offset by a $0.6 million decrease in professional fees primarily due to acquisition-related expenses and other professional consulting fees.
Interest Income

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$112	$96	$16	16.7%
% of revenue	0.1%	0.1%
Interest income in the three months ended March 31, 2022 remained consistent with the same period in 2021.
Interest Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest expense	$(2,693)	$(5,394)	$2,701	(50.1)%
% of revenue	(1.7)%	(4.6)%
Interest expense decreased by $2.7 million in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to a $2.7 million decrease of induced conversion expense incurred in conjunction with the partial repurchase of the 2023 Notes in March 2021.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Other income (expense), net	$(603)	$(1,068)	$465	(43.5)%
% of revenue	(0.4)%	(0.9)%
Other income (expense), net decreased by $0.5 million in the three months ended March 31, 2022 compared to the same period in 2021 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$1,436	$363	$1,073	295.6%
% of revenue	0.9%	0.3%
Provision for income taxes increased by $1.1 million in the three months ended March 31, 2022 compared to the same period in 2021 primarily due to our increased operations in foreign jurisdictions.

Liquidity and Capital Resources
As of March 31, 2022, we had $141.4 million in cash and cash equivalents, $121.5 million in short- and long-term investments that have maturities ranging from one to twenty months and an accumulated deficit of $781.0 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, short and long-term investments and our Credit and Security Agreement (the “Credit Agreement”). To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
We believe that our existing cash and cash equivalents, our short and long-term investments, our available borrowings under our Credit Agreement and cash generated by operating activities will be sufficient to meet our operating and capital requirements for at least the next 12 months as well as our longer-term expected future cash requirements and obligations. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, office facilities lease obligations, purchase commitments, including our cloud infrastructure services (including with Amazon Web Services (“AWS”)), potential future acquisitions of technology businesses and any election we make to redeem our convertible senior notes.
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
The following table shows a summary of our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$165,017	$173,617
Net cash provided by operating activities	10,403	20,595
Net cash used in investing activities	(35,911)	(18,444)
Net cash provided by financing activities	3,208	328,572
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(800)	(500)
Cash, cash equivalents and restricted cash at end of period	$141,917	$503,840
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $10.4 million of cash and cash equivalents in the three months ended March 31, 2022, which reflects the timing of working capital adjustments and our continued growth in revenue partially offset by our continued investments in our operations. Cash provided by operating activities reflected our net loss of $45.0 million, offset by a decrease in our net operating assets of $14.8 million and non-cash charges of $40.6 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, induced conversion expense, amortization of debt issuance costs and other non-cash charges. The decrease in our net operating assets was primarily due to a $36.3 million decrease in accounts receivable due to an increase in collections, a $3.8 million increase in deferred revenue and a $8.7 million increase in accounts payable, which each had a positive impact on operating cash flow. These factors were partially offset by a $24.0 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a

$6.6 million increase in prepaid expenses, a $2.9 million increase in deferred contract acquisition and fulfillment costs and a $0.5 million decrease in other liabilities, which each had a negative impact on operating cash flow.
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
Investing Activities
Investing activities used $35.9 million of cash in the three months ended March 31, 2022, consisting of $29.3 million of investment purchases, net of sales and maturities, $3.5 million for capitalization of internal-use software costs and $3.1 million in capital expenditures to purchase computer equipment, furniture and fixtures and leasehold improvements.
Investing activities used $18.4 million of cash in the three months ended March 31, 2021, consisting of $49.7 million of cash paid for the acquisition of Alcide.IO Ltd. (“Alcide”), net of cash acquired, $1.8 million for capitalization of internal-use software costs, $1.5 million for other investing activities, $1.0 million in capital expenditures to purchase leasehold improvements and computer equipment, partially offset by $35.6 million of investment sales and maturities, net of purchases.
Financing Activities
Financing activities provided $3.2 million of cash in the three months ended March 31, 2022, which consisted primarily of $5.7 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.0 million in proceeds from the exercise of stock options, partially offset by $3.5 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $328.6 million of cash in the three months ended March 31, 2021, which consisted primarily of $587.1 million in proceeds from the issuance of the 0.25% convertible senior notes due 2027 (the “2027 Notes”), net of issuance costs paid of $12.9 million, $4.5 million in proceeds from the issuance of common stock purchased by employees under the ESPP and $1.4 million in proceeds from the exercise of stock options, partially offset by $182.6 million for the repurchase and conversion of the 2023 Notes, $76.0 million for the purchase of 2027 Capped Calls, $3.3 million in withholding taxes paid for the net share settlement of equity awards and $2.5 million for payments related to the acquisition of Alcide.
Contractual Obligations and Commitments
In March 2022, we entered into a new agreement with AWS for cloud infrastructure services. The agreement is for a 36-month period beginning on April 1, 2022 for a total commitment of $300.0 million.
As of March 31, 2022, there were no additional material changes other than that noted above in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at March 31, 2022 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of March 31, 2022, we had cash and cash equivalents of $141.4 million consisting of bank deposits and money market funds and short- and long-term investments of $121.5 million consisting of U.S. government agencies, commercial paper, corporate bonds and agency bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but does not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of March 31, 2022, the fair values of our 2025 Notes and 2027 Notes were $435.1 million and $669.7 million, respectively.
As of March 31, 2022, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
In October 2018, Finjan, Inc. (“Finjan”) filed a complaint against us and our wholly-owned subsidiary, Rapid7 LLC, in the United States District Court, District of Delaware, alleging patent infringement of seven patents held by them. In the complaint, Finjan sought unspecified damages, attorneys' fees and injunctive relief. We intend to vigorously contest Finjan's claims. The final outcome, including our liability, if any, with respect to Finjan's claims, is uncertain. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Furthermore, the COVID-19 pandemic (including governmental responses, broad economic impacts and market disruptions) has heightened risks discussed in the risk factors described below. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.
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
The summary risk factors described above should be read together with the text of the full risk factors below and our unaudited consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (“SEC”). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.
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
•price competition;
•our ability to successfully manage and integrate any acquired businesses, including, IntSights Cyber Intelligence Ltd. (“IntSights”), and including without limitation the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
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
•the impact of climate change, natural disasters or manmade problems, including terrorism or war (such as the armed conflict between Russia and Ukraine); and
•future accounting pronouncements or changes in our accounting policies or practices.
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
We have posted a net loss in each year since inception, including net losses of $146.3 million, $98.8 million and $53.8 million in the years ended December 31, 2021, 2020 and 2019, respectively. As of March 31, 2022, we had an accumulated deficit of $781.0 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which continues to have a negative impact on the local, regional, national and global scale. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, the emergence of any new variants, the results of vaccination efforts, vaccine mandate requirements, and containment measures. The implementation of measures to help contain the virus has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, a vast majority of our employees began working remotely as of late March 2020, but as of March 31, 2022, we reopened our offices in a phased approach and continue to hold in-person or hybrid meetings, on a voluntary basis, taking into consideration government restrictions and employee safety. In addition, many of our customers and prospective customers are working remotely. The disruptions to our operations caused by the COVID-19 pandemic may negatively impact employee retention and result in inefficiencies, delays and additional costs in our sales and marketing, professional service and research and development efforts, which cannot be predicted or quantified at this time. To the extent that disruptions occur, we may not be able to fully mitigate any such inefficiencies, delays and additional costs through remote or other alternative work arrangements. In addition, given the economic uncertainty created by COVID-19, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition.
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
Although we continue to introduce and acquire new products and professional services, we derive and expect to continue to derive a significant amount of our revenue from customers using certain of our vulnerability management offerings (“VM”), InsightVM, Nexpose and Metasploit. Approximately half of our revenue was attributable to InsightVM, Nexpose and Metasploit for the year ended December 31, 2021. As a result, our operating results could suffer due to:
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the three months ended March 31, 2022 and 2021, operations located outside of North America generated 21% and 18%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
•increased exposure to climate change, natural disasters, acts of war (including the armed conflict between Russia and Ukraine), terrorism, epidemics, or pandemics and other health crises, including the ongoing COVID-19 pandemic; and
•costs of compliance with multiple and possibly overlapping tax structures.
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
Further, in late February 2022, Russian military forces launched a significant military action against Ukraine. While our business and operations have not been significantly impacted, it is not possible to predict the broader or longer-term consequences of this crisis. Consequences of the crisis could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. There can be no assurance that the armed conflict between Russia and the Ukraine, including any resulting sanctions, export controls or other restrictive actions, will not have a material adverse impact on our future operations and results.
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
We have entered, and intend to continue to enter, into technology alliance partnerships with third parties to support our future growth plans, including with certain of our actual or potential competitors. For example, through these technology alliance partnerships, we integrate with certain third-party application program interfaces (“APIs”), which enhance our data collection capabilities in our customers’ IT environments. If these third parties no longer allow us to integrate with their APIs, or if we determine not to maintain these integrations, the functionality of our products may be reduced and our products may not be as marketable to certain potential customers. Technology alliance partnerships require significant coordination between the parties involved, particularly if a partner requires that we integrate its products with our products. Further, we have invested and will continue to invest significant time, money and resources to establish and maintain relationships with our technology alliance partners, but we have no assurance that any particular relationship will continue for any specific period of time, result in new offerings that we can effectively commercialize or result in enhancements to our existing offerings. In addition, while we believe that entering into technology alliance partnerships with certain of our actual or potential competitors is currently beneficial to our competitive position in the market, such partnerships may also give our competitors insight into our offerings that they may not otherwise have, thereby allowing them to compete more effectively against us.
If our products fail to help our customers achieve and maintain compliance with regulations and/or industry standards, our revenue and operating results could be harmed.
We generate a portion of our revenue from our vulnerability management offerings that help organizations achieve and maintain compliance with regulations and industry standards both domestically and internationally. For example, many of our customers subscribe to our vulnerability management offerings to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council (the “PCI Council”), which apply to companies that process, transmit or store cardholder data. In addition, our vulnerability management offerings are used by customers in the health care industry to help them comply with numerous federal and state laws and regulations related to patient privacy. In particular, HIPAA, and the 2009 Health Information Technology for Economic and Clinical Health Act include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. The foregoing and other state, federal and international legal and regulatory regimes may affect our customers’ requirements for, and demand for, our products and professional services. Governments and industry organizations, such as the PCI Council, may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our products. If we are unable to adapt our products to changing legal and regulatory standards or other requirements in a timely manner, or if our products fail to assist with, or expedite, our customers’ cybersecurity defense and compliance efforts, our customers may lose confidence in our products and could switch to products offered by our competitors or threaten or bring legal actions against us. In addition, if laws, regulations or standards related to data security, vulnerability management and other IT security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our products. In any of these cases, our revenue and operating results could be harmed.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the three months ended March 31, 2022 and 2021 we incurred 19% and 14%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the three months ended March 31, 2022 and 2021, 10% and 9%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We implemented a hedging program during 2020 and have entered into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
Like other U.S.-based IT security products, our products are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of these products must be made in compliance with these laws and regulations. Although we take precautions to prevent our products from being provided in violation of these laws, our products could be provided inadvertently in violation of such laws, despite the precautions we take. Compliance with these laws and regulations is complex, and if we were to fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil and criminal penalties, including fines for our company and responsible employees or managers, and, in extreme cases, incarceration of responsible employees and managers and the possible loss of export privileges. Complying with export control laws and regulations, including obtaining the necessary licenses or authorizations, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in export or import laws and regulations, shifts in the enforcement or scope of existing laws and regulations, or changes in the countries, governments, persons, products or services targeted by such laws and regulations, could also result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers. For example, in response to the armed conflict between Russia and Ukraine, countries such as Canada, the

United Kingdom, the European Union, the United States and other countries and organizations have implemented new and stricter sanctions and export controls against officials, individuals, regions, and industries in Russia, Ukraine and Belarus. Each country’s potential response to such sanctions, export controls, tensions, and military actions could damage or disrupt international commerce and the global economy and could have a material adverse effect on our business and results of operations or impact our ability to continue to operate in affected regions.
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
As of December 31, 2021, we had federal and state net operating loss carryforwards (“NOLs”), of $510.3 million and $400.7 million, respectively, available to offset future taxable income, which expire in various years beginning in 2022 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percentage point ownership change over a three-year testing period. Based upon our historical analysis, we determined that although a limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.
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
We sell cybersecurity and data analytics products. As a result, we have been and will continue to be a target of cyber attacks designed to impede the performance of our products, penetrate our network security or the security of our cloud platform or our internal systems, or that of our customers, misappropriate proprietary information and/or cause interruptions to our services. For example, because Metasploit serves as an introduction to hacking for many individuals, a successful cyber attack on us may be perceived as a victory for the cyber attacker, thereby increasing the likelihood that we may be a target of cyber attacks, even absent financial motives.
We also process, store and transmit our own data as part of our business and operations, including personal, confidential or proprietary information. As many of our customers and employees will continue to work remotely, we expect there will continue to be an increased amount of such information that is stored in our solutions, which increases the exposure and risk of attempted security breaches, cyberattacks and other malicious internet-based activity. Additionally, we make use of third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing, customer relationship management, human resources services and other functions.
Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), supply-chain attacks, denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. While extortion payments may alleviate the negative impact of a ransomware attack, we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. Such attacks may also include exploitation of vulnerabilities in third party or open source software code that may be incorporated into our own or our customers’ or supplier’s systems, such as the vulnerability in the Java logging library known as “log4j” identified in late 2021 that affected many in our industry. Further, if our systems or those of our third-party service providers are breached as a result of third-party action, employee error or misconduct, attackers could learn critical information about how our products operate to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber attacks. While we maintain measures designed to protect the integrity, confidentiality and security of our data, our security measures could fail and those of our third-party service providers have failed and could fail, any of which could result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data or financial loss.
Additionally, the growth in state sponsored cyber activity, including those actions taken in connections with the armed conflict in Russia and Ukraine, demonstrates the increasing sophistication and evolution of cyber threats. As a result, we may be unable to anticipate the techniques used or implement adequate measures to prevent an electronic intrusion into our customers through our cloud platform or to prevent breaches and other security incidents affecting our cloud platform, internal networks, systems or data. Further, once identified, we may be unable to remediate or otherwise respond to a breach or other incident in a timely manner. Actual or perceived security breaches of our cloud platform could result in actual or perceived breaches of our customers’ networks and systems.
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
In the United States, federal, state and local governments have enacted numerous data privacy and cybersecurity laws (including data breach notification laws, personal data privacy laws and consumer protection laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”), imposes obligations on businesses to which it applies. These obligations include but are not limited to providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for non-compliance (up to $7,500 per violation). Other states have proposed data privacy laws. If we become subject to new data privacy or security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).

Internationally, virtually every jurisdiction in which we operate has established its own data security and cyberprivacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation, 2016/679 (“GDPR”), laws implemented by European Union (“EU”) member states and, following the withdrawal of the United Kingdom (“UK”) from the EU, the so-called ‘UK GDPR’ (“European Data Protection Laws”). The UK’s decision to leave the EU and ongoing developments in the UK have created uncertainty with regard to data protection regulation in the UK. Going forward, there may be an increasing scope for divergence in the application, interpretation and enforcement of data protection laws as between the UK and EU. The European Data Protection Laws present significantly greater risks, compliance burdens and costs for companies with users and operations in the EU and UK. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance and similar levels of fines could also be imposed under the UK GDPR.
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
In addition, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, European Data Protection Laws generally prohibit the transfer of personal data from the European Economic Area (“EEA”) and, the UK and Switzerland (collectively, “Europe”), to most other non-European countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. In particular, government regulators in Europe have found that the United States does not provide an adequate level of data privacy and cybersecurity protection and although there are legal mechanisms to allow for the transfer of personal data from Europe to the United States, uncertainty remains about compliance and such mechanisms may not be available or applicable with respect to our personal data processing activities. For example, the “Standard Contractual Clauses” (“SCCs) that are designed to be a valid mechanism by which parties can transfer personal data out of Europe to jurisdictions that are not found to provide an adequate level of protection, must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. Specifically, the parties to the cross-border personal data transfer must evaluate the importing jurisdiction’s laws and implement supplemental security measures as necessary to protect the at-issue personal data. It is likely that there will continue to be some uncertainty regarding the mechanisms by which parties transfer personal data out of Europe to jurisdictions such as the United States. At present, there are few if any viable alternatives to the SCCs. If we cannot implement and maintain a valid mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing (including prohibitions on transferring personal data out of the EU and UK). This may also reduce demand for our services from companies subject to European Data Protection Laws. Loss of our ability to import personal data from the EU and UK may also require us to increase our data processing capabilities in the EEA at significant expense.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $145.00 through April 29, 2022. Factors that may affect the market price of our common stock include:
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
In May 2020, we issued $230.0 million aggregate principal amount of 2025 Notes and in March 2021, we issued $600.0 million aggregate principal amount of 2027 Notes (collectively, the (“Notes”). In addition, we may also incur indebtedness under our revolving credit facility. Our indebtedness may:
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
Further, the indentures governing the Notes do not restrict our ability to incur additional indebtedness, secure existing or future debt, recapitalize our existing or future debt or take a number of other actions that could intensify the risks discussed above and below. Further, we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in our revolving credit facility and any future debt instruments existing at the time, some of which may be secured indebtedness. While our revolving credit facility restricts our ability to incur additional indebtedness, if our revolving credit facility is terminated, we may not be subject to such restriction under the terms of such indebtedness.
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
In addition, our revolving credit facility contains, and any future additional indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital, pay dividends and/or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full. Any such event of default under our revolving credit facility would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders under our revolving credit facility would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our cash flows, business, results of operations, financial condition and our ability to make payments under our indebtedness, including the Notes, when due. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 10, Debt, to our consolidated financial statements, the conditional conversion features of the 2025 Notes were triggered as of March 31, 2022, and the 2025 Notes are convertible at the option of the holders, in whole or in part, between April 1, 2022 and June 30, 2022. Whether the 2025 Notes will be convertible following the fiscal quarter ending June 30, 2022, will depend on the continued satisfaction of this condition or another conversion condition in the future. As of March 31, 2022, the 2027 Notes are not convertible at the option of the holder. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the issuance of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying each of the 2023 Notes, the 2025 Notes and the 2027 Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of such Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricings of the respective Notes, including with certain investors in the applicable Notes. The counterparties and/or or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the applicable observation period relating to any conversion of the 2025 Notes on or after November 1, 2024 or relating to any conversion of the 2027 Notes on or after December 15, 2026, in each case that is not in connection with a redemption). We redeemed the 2023 Notes in November 2021. As described elsewhere in this Quarterly Report on Form 10-Q, the 2023 capped calls were not redeemed with the redemption of the 2023 Notes. We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Notes and our common stock.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 10, Debt, to our consolidated financial statements, the conditional conversion features of the 2025 Notes were triggered as of March 31, 2022, and the 2025 Notes are convertible at the option of the holders, in whole or in part, between April 1, 2022 and June 30, 2022. Whether the 2025 Notes will be convertible following the fiscal quarter from April 1, 2022 and June 30, 2022 will depend on the continued satisfaction of the applicable conversion condition or another conversion condition in the future. As of March 31, 2022, the 2027 Notes are not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
In addition, our facilities and those of our third-party data centers and hosting providers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war (including the armed conflict between Russia and Ukraine), terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a public health crisis, climate change, natural disaster, power failure or an act of terrorism, vandalism or other misconduct, a decision by a third party to close a facility on which we rely without adequate notice, or other unanticipated problems could result in lengthy interruptions in provision or delivery of our products, potentially leaving our customers vulnerable to cyber attacks. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.
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
•establish that directors elected prior to our 2021 annual meeting serve three-year staggered terms and subsequent to the 2023 annual meeting, each director will hold office for a term of one year;
•(i) prior to June 30, 2022 require the approval of holders of two-thirds of the shares entitled to vote at an election of directors and (ii) on or following June 30, 2022, require the approval of the holders of a majority of the voting power of all of the then-outstanding shares of capital stock of the Company entitled to vote generally at an election of directors, voting together as a single class, to adopt, amend or repeal our amended and restated bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;
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
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Rapid7, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 10, 2020, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Rapid7, Inc. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 10, 2020, and incorporated herein by reference).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPID7, INC.

Date: May 5, 2022	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)