Form 10-Q
period 2022-06-30
Rapid7, Inc.
filed 2022-08-04
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 29, 2022, there were 58,700,340 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$163,469	$164,582
Short-term investments	76,244	58,850
Accounts receivable, net of allowance for credit losses of $2,266 and $1,978 at June 30, 2022 and December 31, 2021, respectively	124,701	146,094
Deferred contract acquisition and fulfillment costs, current portion	31,367	29,974
Prepaid expenses and other current assets	34,221	33,236
Total current assets	430,002	432,736
Long-term investments	14,330	34,068
Property and equipment, net	50,533	50,225
Operating lease right-of-use assets	84,937	83,751
Deferred contract acquisition and fulfillment costs, non-current portion	60,878	57,191
Goodwill	515,631	515,258
Intangible assets, net	105,785	111,591
Other assets	23,452	11,191
Total assets	$1,285,548	$1,296,011
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,832	$3,521
Accrued expenses	66,348	82,620
Operating lease liabilities, current portion	11,809	9,630
Deferred revenue, current portion	395,208	372,067
Other current liabilities	3,473	842
Total current liabilities	483,670	468,680
Convertible senior notes, non-current portion, net	813,950	812,063
Operating lease liabilities, non-current portion	89,473	90,865
Deferred revenue, non-current portion	33,098	33,056
Other long-term liabilities	13,512	17,342
Total liabilities	1,433,703	1,422,006
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; 0 shares issued at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; 59,122,773 and 58,181,816 shares issued at June 30, 2022 and December 31, 2021, respectively; 58,635,965 and 57,695,008 shares outstanding at June 30, 2022 and December 31, 2021, respectively	586	577
Treasury stock, at cost, 486,808 shares at June 30, 2022 and December 31, 2021	(4,764)	(4,764)
Additional paid-in-capital	681,194	615,032
Accumulated other comprehensive loss	(4,538)	(812)
Accumulated deficit	(820,633)	(736,028)
Total stockholders’ equity (deficit)	(148,155)	(125,995)
Total liabilities and stockholders’ equity (deficit)	$1,285,548	$1,296,011
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products	$159,122	$119,147	$308,147	$228,432
Professional services	8,333	7,274	16,692	15,440
Total revenue	167,455	126,421	324,839	243,872
Cost of revenue:
Products	45,867	33,169	89,339	62,819
Professional services	8,408	6,139	16,225	12,778
Total cost of revenue	54,275	39,308	105,564	75,597
Total gross profit	113,180	87,113	219,275	168,275
Operating expenses:
Research and development	48,907	35,305	98,719	68,385
Sales and marketing	78,034	56,246	153,180	111,224
General and administrative	20,890	17,488	42,406	33,708
Total operating expenses	147,831	109,039	294,305	213,317
Loss from operations	(34,651)	(21,926)	(75,030)	(45,042)
Other income (expense), net:
Interest income	243	122	355	218
Interest expense	(2,758)	(3,059)	(5,451)	(8,453)
Other income (expense), net	(2,403)	148	(3,006)	(919)
Loss before income taxes	(39,569)	(24,715)	(83,132)	(54,196)
Provision for income taxes	37	9,449	1,473	9,813
Net loss	$(39,606)	$(34,164)	$(84,605)	$(64,009)
Net loss per share, basic and diluted	$(0.68)	$(0.62)	$(1.46)	$(1.18)
Weighted-average common shares outstanding, basic and diluted	58,239,958	55,392,383	57,983,790	54,169,464
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(39,606)	$(34,164)	$(84,605)	$(64,009)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	(3,027)	(72)	(3,925)	(201)
Adjustments for net losses (gains) realized and included in net loss	761	(174)	1,077	(378)
Total change in unrealized losses on cash flow hedges	(2,266)	(246)	(2,848)	(579)
Change in unrealized losses on investments	(220)	(3)	(878)	(12)
Total other comprehensive loss	(2,486)	(249)	(3,726)	(591)
Comprehensive loss	$(42,092)	$(34,413)	$(88,331)	$(64,600)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' (Deficit) (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	58,242	$582	487	$(4,764)	$650,710	$(2,052)	$(781,027)	$(136,551)
Stock-based compensation expense	—	—	—	—	31,890	—	—	31,890
Vesting of restricted stock units	364	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(24)	—	—	—	(1,645)	—	—	(1,645)
Issuance of common stock upon exercise of stock options	21	—	—	—	246	—	—	246
Issuance of common stock in connection with conversion of convertible senior notes	—	—	—	—	(3)	—	—	(3)
Issuance of common stock related to acquisition	33	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,486)	—	(2,486)
Net loss	—	—	—	—	—	—	(39,606)	(39,606)
Balance, June 30, 2022	58,636	$586	487	$(4,764)	$681,194	$(4,538)	$(820,633)	$(148,155)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance, March 31, 2021	55,091	$551	487	$(4,764)	$542,415	$112	$(619,539)	$(81,225)
Stock-based compensation expense	—	—	—	—	22,487	—	—	22,487
Vesting of restricted stock units	500	5	—	—	(5)	—	—	—
Shares withheld for employee taxes	(42)	(1)	—	—	(3,346)	—	—	(3,347)
Issuance of common stock upon exercise of stock options	109	1	—	—	1,102	—	—	1,103
Issuance of common stock in connection with conversion of convertible senior notes	23	—	—	—	—	—	—	—
Issuance of common stock related to acquisition	67	1	—	—	(1)	—	—	—
Other comprehensive loss	—	—	—	—	—	(249)	—	(249)
Net loss	—	—	—	—	—	—	(34,164)	(34,164)
Balance, June 30, 2021	55,748	$557	487	$(4,764)	$562,652	$(137)	$(653,703)	$(95,395)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	57,695	$577	487	$(4,764)	$615,032	$(812)	$(736,028)	$(125,995)
Stock-based compensation expense	—	—	—	—	64,365	—	—	64,365
Issuance of common stock under employee stock purchase plan	81	1	—	—	5,709	—	—	5,710
Vesting of restricted stock units	766	8	—	—	(8)	—	—	—
Shares withheld for employee taxes	(59)	(1)	—	—	(5,105)	—	—	(5,106)
Issuance of common stock upon exercise of stock options	120	1	—	—	1,204	—	—	1,205
Issuance of common stock in connection with conversion of convertible senior notes	—	—	—	—	(3)	—	—	(3)
Issuance of common stock related to acquisition	33	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3,726)	—	(3,726)
Net loss	—	—	—	—	—	—	(84,605)	(84,605)
Balance, June 30, 2022	58,636	$586	487	$(4,764)	$681,194	$(4,538)	$(820,633)	$(148,155)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	52,225	$522	487	$(4,764)	$692,603	$454	$(617,279)	$71,536
Stock-based compensation expense	—	—	—	—	44,771	—	—	44,771
Issuance of common stock under employee stock purchase plan	148	1	—	—	4,466	—	—	4,467
Vesting of restricted stock units	874	9	—	—	(9)	—	—	—
Shares withheld for employee taxes	(80)	(1)	—	—	(6,670)	—	—	(6,671)
Issuance of common stock upon exercise of stock options	279	3	—	—	2,518	—	—	2,521
Purchase of capped calls related to convertible senior notes	—	—	—	—	(76,020)	—	—	(76,020)
Issuance of common stock in connection with repurchase and conversion of convertible senior notes	2,200	22	—	—	(2,720)	—	—	(2,698)
Issuance of common stock in connection with inducement of convertible senior notes	35	—	—	—	2,740	—	—	2,740
Issuance of common stock related to acquisition	67	1	—	—	(1)	—	—	—
Cumulative-effect adjustment for the adoption of ASU 2020-06	—	—	—	—	(99,026)	—	27,585	(71,441)
Other comprehensive loss	—	—	—	—	—	(591)	—	(591)
Net loss	—	—	—	—	—	—	(64,009)	(64,009)
Balance, June 30, 2021	55,748	$557	487	$(4,764)	$562,652	$(137)	$(653,703)	$(95,395)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(84,605)	$(64,009)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,392	13,768
Amortization of debt issuance costs	1,990	1,791
Stock-based compensation expense	61,333	44,676
Deferred income taxes	—	3,924
Induced conversion expense	—	2,740
Other	2,281	1,446
Changes in operating assets and liabilities:
Accounts receivable	18,147	12,816
Deferred contract acquisition and fulfillment costs	(5,080)	(5,453)
Prepaid expenses and other assets	(10,527)	394
Accounts payable	3,557	(1,329)
Accrued expenses	(12,493)	(7,592)
Deferred revenue	23,183	22,220
Other liabilities	(326)	4,389
Net cash provided by operating activities	17,852	29,781
Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(52,420)
Purchases of property and equipment	(7,224)	(2,671)
Capitalization of internal-use software costs	(8,058)	(4,205)
Purchases of investments	(58,997)	(59,308)
Sales/maturities of investments	60,329	87,938
Other investments	(500)	(1,500)
Net cash used in investing activities	(14,450)	(32,166)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $14,560 for the six months ended June 30, 2021	—	585,440
Purchase of capped calls related to convertible senior notes	—	(76,020)
Payments of debt issuance costs	(71)	—
Payments for repurchase and conversion of convertible senior notes	(12)	(184,649)
Payments related to business acquisitions	(300)	(2,431)
Taxes paid related to net share settlement of equity awards	(5,106)	(6,671)
Proceeds from employee stock purchase plan	5,710	4,467
Proceeds from stock option exercises	1,205	2,530
Net cash provided by financing activities	1,426	322,666
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,671)	(293)
Net increase in cash, cash equivalents and restricted cash	1,157	319,988
Cash, cash equivalents and restricted cash, beginning of period	165,017	173,617
Cash, cash equivalents and restricted cash, end of period	$166,174	$493,605
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$3,337	$4,025
Cash paid for income taxes, net of refunds	$564	$632
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$163,469	$493,568
Restricted cash included in prepaid expenses and other assets	2,705	$37
Total cash, cash equivalents and restricted cash	$166,174	$493,605
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
The COVID-19 pandemic has resulted in a sustained global slowdown of economic activity that has decreased demand for a broad variety of goods and services, including from our customers. While we have not experienced significant disruptions from the COVID-19 pandemic during the three and six months ended June 30, 2022, we are unable to accurately predict the extent to which the ongoing COVID-19 pandemic may impact our business, results of operations and financial condition going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to the significant accounting policies during the three and six-month periods ended June 30, 2022.

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
Accounting Pronouncements Not Yet Effective
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to GAAP guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate ("LIBOR") to alternative reference rates. We may elect to apply the amendments prospectively through December 31, 2022. The impact to our consolidated financial statements from the adoption of this standard is expected to be immaterial.
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
The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Subscriptions	$157,771	$117,014	$305,238	$224,181
Perpetual software licenses	1,106	2,036	2,467	4,150
Professional services	8,333	7,274	16,692	15,440
Other	245	97	442	101
Total revenue	$167,455	$126,421	$324,839	$243,872
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended June 30, 2022 and 2021, we recognized revenue of $143.7 million and $108.2 million, respectively, and for the six months ended June 30, 2022 and 2021, we recognized $250.4 million and $181.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of June 30, 2022 and December 31, 2021, unbilled receivables of $1.0 million and $1.2 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of June 30, 2022 and December 31, 2021, we had no contract assets recorded on our consolidated balance sheet.

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2022. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscriptions	$432,603	$147,895
Perpetual software licenses	1,548	273
Professional services	18,197	2,928
Total	$452,348	$151,096
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
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair value of net assets acquired, goodwill and intangible assets were $61.1 million, $260.9 million and $65.2 million, respectively. These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital and deferred income taxes. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible assets were not deductible for tax purposes.
Our revenue attributable to the IntSights business for the three and six months ended June 30, 2022 was $8.1 million and $15.0 million, respectively, and our net loss attributable to the IntSights business for the three and six months ended June 30, 2022 was $10.4 million and $21.3 million, respectively.
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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in thousands)
Revenue	$132,963	$256,393
Net loss	$(47,222)	$(84,232)
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
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$65,670	$—	$(608)	$65,062
Corporate bonds	16,932	—	(310)	16,622
Commercial paper	8,164	—	—	8,164
Agency bonds	750	—	(24)	726
Total	$91,516	$—	$(942)	$90,574

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
Commercial paper	$37,778	$—	$—	$37,778
Corporate bonds	32,059	—	(32)	32,027
U.S government agencies	22,396	—	(31)	22,365
Agency bonds	749	—	(1)	748
Total	$92,982	$—	$(64)	$92,918
As of June 30, 2022, our available-for-sale investments had maturities ranging from 1 to 17 months. As of December 31, 2021, our available-for-sale investments had maturities ranging from 2 to 23 months.
For all of our investments for which the amortized cost basis was greater than the fair value at June 30, 2022 and December 31, 2021, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$62,007	$—	$—	$62,007
U.S. Government agencies	65,062	—	—	65,062
Corporate bonds	—	16,622	—	16,622
Commercial paper	—	8,164	—	8,164
Agency bonds	—	726	—	726
Total	$127,069	$25,512	$—	$152,581
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other liabilities)	$—	$3,598	$—	$3,598
Total	$—	$3,598	$—	$3,598

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$86,835	$—	$—	$86,835
Commercial paper	—	37,778	—	37,778
Corporate bonds	—	32,027	—	32,027
U.S. Government agencies	22,365	—	—	22,365
Agency bonds	—	748	—	748
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	73	—	73
Total assets	$109,200	$70,626	$—	$179,826
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other liabilities)	$—	$823	$—	$823
Total liabilities	$—	$823	$—	$823
As of June 30, 2022, the fair value of our 2.25% and 0.25% convertible senior notes due 2025 and 2027, as further described in Note 10, Debt, was $292.9 million and $540.6 million, respectively, based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
Computer equipment and software	$23,038	$19,879
Furniture and fixtures	10,667	10,360
Leasehold improvements	55,249	51,983
Total	88,954	82,222
Less accumulated depreciation	(38,421)	(31,997)
Property and equipment, net	$50,533	$50,225
Depreciation expense was $3.2 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively, and $6.5 million and $6.0 million for the six months ended June 30, 2022 and 2021, respectively.
Note 7. Goodwill and Intangible Assets
Goodwill was $515.6 million and $515.3 million as of June 30, 2022 and December 31, 2021, respectively. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2021	$515,258
IntSights acquisition adjustments	373
Balance at June 30, 2022	$515,631
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of June 30, 2022			As of December 31, 2021
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.2	$122,555	$(49,840)	$72,715	$122,555	$(40,152)	$82,403
Customer relationships	4.5	12,000	(3,805)	8,195	12,000	(2,436)	9,564
Trade names	3.1	2,619	(1,484)	1,135	2,619	(1,094)	1,525
Total acquired intangible assets		137,174	(55,129)	82,045	137,174	(43,682)	93,492
Internal-use software	3.0	33,915	(10,175)	23,740	25,857	(7,758)	18,099
Total intangible assets		$171,089	$(65,304)	$105,785	$163,031	$(51,440)	$111,591
Amortization expense was $7.0 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively, and $13.9 million and $7.7 million for the six months ended June 30, 2022 and 2021, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of June 30, 2022 was as follows (in thousands):

2022 (for the remaining six months)	$12,738
2023	23,566
2024	19,176
2025	16,253
2026	12,478
2027 and thereafter	5,206
Total	$89,417
The table above excludes the impact of $16.4 million of capitalized internal-use software costs for projects that have not been completed as of June 30, 2022, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 8. Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Beginning balance	$87,165	$64,639
Capitalization of contract acquisition and fulfillment costs	22,036	17,587
Amortization of deferred contract acquisition and fulfillment costs	(16,955)	(12,134)
Ending balance	$92,246	$70,092

Note 9. Derivatives and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of eighteen months or less, and as of June 30, 2022 and December 31, 2021, outstanding forward contracts had a total notional value of $47.7 million and $34.7 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three and six months ended June 30, 2022, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
•during the five business day period after any five consecutive trading day period for the 2025 Notes and any ten consecutive trading day period for the 2027 Notes (the “measurement periods”) in which the trading price (as defined in the Indentures) per $1,000 principal amount of the applicable series of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the respective Notes on each such trading day;
•if we call any or all of the respective Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the respective redemption date; or
•upon the occurrence of specified corporate events (as set forth in the Indentures).
During the six months ended June 30, 2022, the 2025 Notes were convertible at the option of the holders. During this period an immaterial principal amount of the 2025 Notes were requested for conversion, which was settled during the quarter ended June 30, 2022 in cash. As of June 30, 2022, the 2025 Notes and 2027 Notes were not convertible at the option of the holder.
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

The net carrying amount of the Notes as of June 30, 2022 and December 31, 2021 was as follows (in thousands):

	2025 Notes			2027 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2021	$230,000	$(4,905)	$225,095	$600,000	$(13,032)	$586,968
Amortization of debt issuance costs	—	681	681	—	1,214	1,214
Conversion of Notes	(8)	—	(8)	—	—	—
Balance at June, 30, 2022	$229,992	$(4,224)	$225,768	$600,000	$(11,818)	$588,182
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,
	2022				2021
	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	2027 Notes	Total
Contractual interest expense	$1,294	$375	$1,669	$148	$1,294	$375	$1,817
Amortization of debt issuance costs	351	612	963	153	341	602	1,096
Total interest expense	$1,645	$987	$2,632	$301	$1,635	$977	$2,913

	Six Months Ended June 30,
	2022				2021
	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	2027 Notes	Total
Contractual interest expense	$2,588	$750	$3,338	$706	$2,588	$425	$3,719
Amortization of debt issuance costs	681	1,214	1,895	374	660	682	1,716
Induced conversion expense	—	—	—	2,740	—	—	2,740
Total interest expense	$3,269	$1,964	$5,233	$3,820	$3,248	$1,107	$8,175
During the first quarter of 2021, we used a portion of the proceeds from the issuance of the 2027 Notes, together with 2.2 million shares of our common stock, to repurchase and retire $182.6 million aggregate principal amount of the convertible senior notes due August 1, 2023 (the “2023 Notes”), and paid accrued and unpaid interest thereon. In addition, during the first quarter of 2021, holders of the 2023 Notes elected to convert Notes with a principal amount of $2.0 million. Cash was paid for the principal and the excess conversion spread was paid in 23,123 shares of our common stock. During the fourth quarter of 2021, we redeemed the remaining $45.4 million aggregate principal amount outstanding of the 2023 Notes. We paid $43.4 million in cash and issued 697,262 shares of our common stock to the holders of the 2023 Notes who submitted conversion notices, and the remaining $2.0 million of 2023 Notes were redeemed in cash, plus accrued and unpaid interest.
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
In December 2021, we entered into an amendment (the “Amendment”) in respect of our Credit and Security Agreement (as amended by the Amendment, the “Credit Agreement”), with KeyBank National Association, to, among other things, increase the credit facility from $50.0 million to $100.0 million and extend the maturity date to December 22, 2024. The Credit Agreement provides for a $100.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million, and an accordion feature under which we can increase the credit facility to up to $150.0 million. We incurred fees of $0.4 million in connection with entering into the Credit Agreement. The fees are recorded in other current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. The commitment fee of 0.2% per annum on the unused portion of the credit facility is expensed as incurred and included within interest expense on the consolidated statement of operations. The Credit Agreement contains certain financial covenants including a requirement that we maintain specified minimum recurring revenue and liquidity amounts.
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either (i) term SOFR plus a credit spread adjustment of 0.10% per annum plus a margin of 2.50% per annum or (ii) the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum.
As of June 30, 2022, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of June 30, 2022, we had a total of $9.8 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.
Note 11. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 9.8 years, some of which include one or more options to renew with renewal terms of up to 7 years and some of which include options to terminate the leases within the next 5.2 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$5,230	$3,779	$10,243	$7,545
Short-term lease costs	463	154	854	319
Variable lease costs	2,147	1,317	4,532	2,780
Total lease costs	$7,840	$5,250	$15,629	$10,644

Supplemental balance sheet information related to the operating leases was as follows:

	As of June 30, 2022	As of December 31, 2021
Weighted average remaining lease term (in years) - operating leases	6.9	7.2
Weighted average discount rate - operating leases	6.1%	6.2%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,908	$4,177	$8,036	$8,324
ROU assets obtained in exchange for new lease obligations	$—	$909	$8,864	$1,061
Maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

2022 (for the remaining six months)	$8,442
2023	16,405
2024	18,532
2025	17,711
2026	16,321
2027 and thereafter	48,258
Total lease payments	$125,669
Less: imputed interest	(24,387)
Total	$101,282

Note 12. Stock-Based Compensation Expense
(a)General
Stock-based compensation expense for RSUs, performance-based PSUs, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,775	$1,812	$4,865	$3,366
Research and development	13,925	9,420	26,949	17,235
Sales and marketing	8,430	6,038	15,204	11,784
General and administrative	7,281	6,544	14,315	12,291
Total stock-based compensation expense	$32,411	$23,814	$61,333	$44,676
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2022 and 2021 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the three months ended June 30, 2022 and 2021, we recognized stock-based compensation expense related to such bonuses in the amount of $0.5 million and $1.0 million, and during the six months ended June 30, 2022 and 2021 we recognized stock-based compensation expense related to such bonuses in the amount of $1.5 million and $2.3 million, based on the probable expected performance against the pre-established corporate financial objectives as of June 30, 2022 and 2021. For all employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the six months ended June 30, 2022 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2021	2,778,877	$74.40
Granted	1,960,840	94.72
Vested	(765,625)	61.16
Forfeited	(288,670)	80.63
Unvested balance as of June 30, 2022	3,685,422	$87.47
As of June 30, 2022, the unrecognized compensation expense related to our unvested RSUs and PSUs was $298.8 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.9 years.
(c)Stock Options
Stock option activity during the six months ended June 30, 2022 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,411,387	$10.74	3.4	$150,951
Granted	—	—
Exercised	(119,720)	10.07		$10,062
Forfeited/cancelled	—	—
Outstanding as of June 30, 2022	1,291,667	$10.80	2.9	$72,334
Vested and exercisable as of June 30, 2022	1,291,667	$10.80	2.9	$72,334

The total fair value of stock options vested in the six months ended June 30, 2022 was $0.1 million.
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

Note 13. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(39,606)	$(34,164)	$(84,605)	$(64,009)
Denominator:
Weighted-average common shares outstanding, basic and diluted	58,239,958	55,392,383	57,983,790	54,169,464
Net loss per share, basic and diluted	$(0.68)	$(0.62)	$(1.46)	$(1.18)
We intend to settle any conversion of our 2025 Notes and 2027 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the three and six months ended June 30, 2022 and 2021, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
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
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
Options to purchase common stock	1,291,667	1,653,897
Unvested restricted stock units	3,685,422	3,488,275
Common stock to be issued to DivvyCloud founders	33,433	133,730
Common stock issued to IntSights founders	206,608	—
Shares to be issued under ESPP	57,281	50,382
Convertible senior notes	9,572,955	10,663,519
Total	14,847,366	15,989,803

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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
United States	$126,001	$99,256	$245,124	$191,765
Other	41,454	27,165	79,715	52,107
Total	$167,455	$126,421	$324,839	$243,872
Property and equipment, net by geographic area was as follows:

	As of June 30, 2022	As of December 31, 2021
	(in thousands)
United States	$35,660	$37,682
Other	14,873	12,543
Total	$50,533	$50,225

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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of June 30, 2022, we had over 10,000 customers in 141 countries, including 49% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three and six months ended June 30, 2022 or 2021.
Recent Developments
COVID-19 Response
Rapid7 remains focused on supporting its customers, partners, employees and communities during the ongoing COVID-19 pandemic. The impact of COVID-19 on the global economy and on our business continues to be a fluid situation. In response to the COVID-19 pandemic, we have taken, and continue to take, a variety of actions to ensure the continued availability and functioning of our business operations, promote the safety and security of our employees and support the communities in which we operate.
We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. At this point, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain. While we have not experienced significant disruptions from the COVID-19 pandemic during the three and six months ended June 30, 2022, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the result of vaccination efforts, the spread and reemergence of the pandemic, including any new variants, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. Furthermore, due to our subscription model, any effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
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
For the three months ended June 30, 2022 and 2021, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 94% and 93%, respectively, of total revenue. For the six months ended June 30, 2022 and 2021, recurring revenue was 94% and 92%, respectively, of total revenue.

Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations and as a means to evaluate period-to-period comparisons. We believe that both management and investors benefit from referring to these key metrics as supplemental information in assessing our performance and when planning, forecasting, and analyzing future periods. These key metrics also facilitate management's internal comparisons to our historical performance as well as comparisons to certain competitors' operating results. We believe these key metrics are useful to investors both because they allow for greater transparency with respect to key metrics used by management in their financial and operational decision-making and also because they are used by institutional investors and the analyst community to help evaluate the health of our business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Total revenue	$167,455	$126,421	$324,839	$243,872
Year-over-year revenue growth	32.5%	27.8%	33.2%	26.2%
Non-GAAP income (loss) from operations	$3,483	$6,070	$(2,136)	$7,976
Free cash flow	$(1,258)	$5,040	$2,570	$22,905

	As of June 30,
	2022	2021
	(dollars in thousands)
Number of customers	10,624	9,315
Year-over-year customer growth	14%	13%
Annualized recurring revenue (ARR)	$658,172	$488,860
Year-over-year ARR growth	34.6%	28.7%
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
•Induced conversion expense. In conjunction with the first quarter of 2021 partial repurchase of our 1.25% convertible senior notes due 2023 (the “2023 Notes”), we incurred an induced conversion expense of $2.7 million. We exclude induced conversion expense because this amount is not indicative of the performance of, or trends in, our business and is neither comparable to the prior period nor predictive of future results.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
GAAP total gross profit	$113,180	$87,113	$219,275	$168,275
Stock-based compensation expense	2,775	1,812	4,865	3,366
Amortization of acquired intangible assets	4,844	2,920	9,688	5,661
Non-GAAP total gross profit	$120,799	$91,845	$233,828	$177,302

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
GAAP gross profit – products	$113,255	$85,978	$218,808	$165,613
Stock-based compensation expense	2,012	1,200	3,507	2,218
Amortization of acquired intangible assets	4,844	2,920	9,688	5,661
Non-GAAP gross profit – products	$120,111	$90,098	$232,003	$173,492

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
GAAP gross profit – professional services	$(75)	$1,135	$467	$2,662
Stock-based compensation expense	763	612	1,358	1,148
Non-GAAP gross profit – professional services	$688	$1,747	$1,825	$3,810
The following table reconciles GAAP loss from operations to non-GAAP income (loss) from operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
GAAP loss from operations	$(34,651)	$(21,926)	$(75,030)	$(45,042)
Stock-based compensation expense	32,411	23,814	61,333	44,676
Amortization of acquired intangible assets	5,723	3,068	11,446	5,957
Acquisition-related expenses	—	863	—	2,031
Litigation-related expenses	—	251	115	354
Non-GAAP income (loss) from operations	$3,483	$6,070	$(2,136)	$7,976

The following table reconciles GAAP net loss to non-GAAP net (loss) income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
GAAP net loss	$(39,606)	$(34,164)	$(84,605)	$(64,009)
Stock-based compensation expense	32,411	23,814	61,333	44,676
Amortization of acquired intangible assets	5,723	3,068	11,446	5,957
Acquisition-related expenses	—	9,828	—	10,996
Litigation-related expenses	—	251	115	354
Amortization of debt issuance costs	1,011	1,133	1,990	1,791
Induced conversion expense	—	—	—	2,740
Non-GAAP net (loss) income	$(461)	$3,930	$(9,721)	$2,505

Reconciliation of net (loss) income per share, basic:
GAAP net loss per share, basic	$(0.68)	$(0.62)	$(1.46)	$(1.18)
Non-GAAP adjustments to net loss	0.67	0.69	1.29	1.23
Non-GAAP net (loss) income per share, basic	$(0.01)	$0.07	$(0.17)	$0.05

Reconciliation of net (loss) income per share, diluted:
GAAP net loss per share, diluted	$(0.68)	$(0.62)	$(1.46)	$(1.18)
Non-GAAP adjustments to net loss	0.67	0.69	1.29	1.22
Non-GAAP net (loss) income per share, diluted	$(0.01)	$0.07	$(0.17)	$0.04

Weighted average shares used in GAAP and non-GAAP per share calculation, basic and diluted	58,239,958	55,392,383	57,983,790	54,169,464

Weighted average shares used in GAAP and non-GAAP per share calculation:
Basic	58,239,958	55,392,383	57,983,790	54,169,464
Diluted	58,239,958	57,731,694	57,983,790	56,626,465
The following table reconciles GAAP net loss to adjusted EBITDA for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
GAAP net loss	$(39,606)	$(34,164)	$(84,605)	$(64,009)
Interest income	(243)	(122)	(355)	(218)
Interest expense	2,758	3,059	5,451	8,453
Other (income) expense, net	2,403	(148)	3,006	919
Provision for income taxes	37	9,449	1,473	9,813
Depreciation expense	3,226	3,053	6,529	6,047
Amortization of intangible assets	6,997	3,975	13,863	7,721
Stock-based compensation expense	32,411	23,814	61,333	44,676
Acquisition-related expenses	—	863	—	2,031
Litigation-related expenses	—	251	115	354
Adjusted EBITDA	$7,983	$10,030	$6,810	$15,787

The following table reconciles net cash provided by operating activities to free cash flow for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net cash provided by operating activities	$7,449	$9,186	$17,852	$29,781
Purchases of property and equipment	(4,171)	(1,699)	(7,224)	(2,671)
Capitalized internal-use software costs	(4,536)	(2,447)	(8,058)	(4,205)
Free cash flow	$(1,258)	$5,040	$2,570	$22,905

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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$159,122	$119,147	$308,147	$228,432
Professional services	8,333	7,274	16,692	15,440
Total revenue	167,455	126,421	324,839	243,872
Cost of revenue:(1)
Products	45,867	33,169	89,339	62,819
Professional services	8,408	6,139	16,225	12,778
Total cost of revenue	54,275	39,308	105,564	75,597
Operating expenses:(1)
Research and development	48,907	35,305	98,719	68,385
Sales and marketing	78,034	56,246	153,180	111,224
General and administrative	20,890	17,488	42,406	33,708
Total operating expenses	147,831	109,039	294,305	213,317
Loss from operations	(34,651)	(21,926)	(75,030)	(45,042)
Interest income	243	122	355	218
Interest expense	(2,758)	(3,059)	(5,451)	(8,453)
Other income (expense), net	(2,403)	148	(3,006)	(919)
Loss before income taxes	(39,569)	(24,715)	(83,132)	(54,196)
Provision for income taxes	37	9,449	1,473	9,813
Net loss	$(39,606)	$(34,164)	$(84,605)	$(64,009)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,775	$1,812	$4,865	$3,366
Research and development	13,925	9,420	26,949	17,235
Sales and marketing	8,430	6,038	15,204	11,784
General and administrative	7,281	6,544	14,315	12,291
Total stock-based compensation expense	$32,411	$23,814	$61,333	$44,676

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$6,733	$4,385	$13,328	$8,536
Research and development	973	871	1,966	1,729
Sales and marketing	1,877	1,305	3,811	2,574
General and administrative	640	467	1,287	929
Total depreciation and amortization expense	$10,223	$7,028	$20,392	$13,768

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Statement of Operations Data:
Revenue:
Products	95.0	94.2%	94.9%	93.7%
Professional services	5.0	5.8	5.1	6.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	27.4	26.2	27.5	25.8
Professional services	5.0	4.9	5.0	5.2
Total cost of revenue	32.4	31.1	32.5	31.0
Operating expenses:
Research and development	29.2	27.9	30.4	28.0
Sales and marketing	46.6	44.5	47.1	45.6
General and administrative	12.5	13.8	13.1	13.8
Total operating expenses	88.3	86.3	90.6	87.5
Loss from operations	(20.7)	(17.3)	(23.1)	(18.5)
Interest income	0.1	0.1	0.1	0.1
Interest expense	(1.7)	(2.4)	(1.7)	(3.5)
Other income (expense), net	(1.4)	0.1	(0.9)	(0.4)
Loss before income taxes	(23.6)	(19.5)	(25.6)	(22.2)
Provision for income taxes	—	7.5	0.5	4.0
Net loss	(23.7)%	(27.0)%	(26.0)%	(26.2)%
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue:
Products	$159,122	$119,147	$39,975	33.6%
Professional services	8,333	7,274	1,059	14.6
Total revenue	$167,455	$126,421	$41,034	32.5%
Total revenue increased by $41.0 million in the three months ended June 30, 2022 compared to the same period in 2021 and consisted of $32.9 million of organic growth and $8.1 million related to the acquisition of IntSights in July 2021. The $32.9 million increase in revenue related to organic growth consisted of a $1.2 million increase in revenue from new customers and a $31.7 million increase in revenue from existing customers. The $31.7 million increase from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of our growing base of existing customers. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the three months ended June 30, 2022 compared to the same period in 2021 was comprised of $29.1 million generated from sales in North America and $11.9 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue:
Products	$45,867	$33,169	$12,698	38.3%
Professional services	8,408	6,139	2,269	37.0
Total cost of revenue	$54,275	$39,308	$14,967	38.1%
Gross margin %:
Products	71.2%	72.2%
Professional services	(0.9)	15.6
Total gross margin %	67.6%	68.9%
Total cost of revenue increased by $15.0 million in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to a $3.6 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue and a $5.9 million increase in personnel costs, inclusive of a $1.0 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base and $0.9 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021. Our increase in total cost of revenue also included a $1.9 million increase in amortization expense for acquired intangible assets, a $1.7 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $0.9 million increase in third-party professional service consulting costs, a $0.4 million increase in amortization expense for capitalized internally-developed software, and a $0.6 million increase in other expenses.
Total gross margin percentage decreased for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in products gross margin was primarily due to an increase in amortization expense for the developed technology acquired intangible asset related to the acquisition of IntSights. The decrease in professional services gross margin for the three months ended June 30, 2022 was due to an increase in personnel costs.
Operating Expenses
Research and Development Expense

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$48,907	$35,305	$13,602	38.5%
% of revenue	29.2%	27.9%
Research and development expense increased by $13.6 million in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to a $10.1 million increase in personnel costs, a $2.4 million increase in allocated overhead driven largely by an increase in IT and facilities costs, and a $1.1 million increase in other expenses. The $10.1 million increase in personnel costs was primarily due to a $5.6 million increase in salaries and related costs driven by growth in headcount, inclusive of $2.9 million in additional salaries and related costs attributable to the employees acquired in the acquisition of IntSights in July 2021, and a $4.5 million increase in stock-based compensation expense, including $3.7 million of stock-based compensation expense related to the restricted stock units (“RSUs”) issued to retained employees and common stock issued to the IntSights founders as part of the acquisition.
Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$78,034	$56,246	$21,788	38.7%
% of revenue	46.6%	44.5%
Sales and marketing expense increased by $21.8 million in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to a $10.3 million increase in personnel costs, a $3.6 million increase in commission expense, a $3.3 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $2.4 million increase in marketing and advertising costs, a $1.0 million increase in travel and entertainment expense and a $1.2 million increase in other expenses. The $10.3 million increase in personnel costs was primarily due to a $7.9 million increase in salaries and related costs driven by growth in headcount, inclusive of $2.6 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021, and a $2.4 million increase in stock-based compensation expense, inclusive of $0.5 million in stock-based compensation expense related to RSUs issued to retained employees acquired in the acquisition of IntSights.
General and Administrative Expense

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$20,890	$17,488	$3,402	19.5%
% of revenue	12.5%	13.8%
General and administrative expense increased by $3.4 million in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to a $3.0 million increase in personnel costs due to an increase in headcount, inclusive of a $0.7 million increase in stock-based compensation expense, and a $1.3 million increase in other expenses. These increases were partially offset by a $0.9 million decrease in professional fees primarily due to acquisition-related expenses and other professional consulting fees.
Interest Income

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$243	$122	$121	99.2%
% of revenue	0.1%	0.1%
Interest income in the three months ended June 30, 2022 remained consistent with the same period in 2021.
Interest Expense

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest expense	$(2,758)	$(3,059)	$301	(9.8)%
% of revenue	(1.7)%	(2.4)%
Interest expense decreased by $0.3 million in the three months ended June 30, 2022 compared to the same period in 2021 primarily due to a decrease in contractual interest and amortization of debt issuance costs related to the 2023 Notes which were repurchased in the first quarter of 2021.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Other income (expense), net	$(2,403)	$148	$(2,551)	(1,723.6)%
% of revenue	(1.4)%	0.1%
Other income (expense), net changed from $0.1 million of other income in the three months ended June 30, 2021 to $2.4 million of other expense in the three months ended June 30, 2022 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$37	$9,449	$(9,412)	(99.6)%
% of revenue	—%	7.5%
Provision for income taxes decreased by $9.4 million in the three months ended June 30, 2022 compared to the same period in 2021 primarily due to $9.0 million of tax expense recorded in the prior period for the 2021 intercompany sale of intellectual property as part of post-acquisition tax planning related to the Alcide acquisition.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue:
Products	$308,147	$228,432	$79,715	34.9%
Professional services	16,692	15,440	1,252	8.1
Total revenue	$324,839	$243,872	$80,967	33.2%
Total revenue increased by $81.0 million in the six months ended June 30, 2022 compared to the same period in 2021 and consisted of $66.0 million of organic growth and $15.0 million related to the acquisition of IntSights in July 2021. The $66.0 million increase in revenue related to organic growth consisted of a $2.9 million increase in revenue from new customers and a $63.1 million increase in revenue from existing customers. The $63.1 million increase from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of our growing base of existing customers. Revenue from new customers represents the revenue recognized from the customer's initial purchase. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in the six months ended June 30, 2022 compared to the same period in 2021 was comprised of $57.7 million generated from sales in North America and $23.3 million generated from sales from the rest of the world.
Cost of Revenue

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue:
Products	$89,339	$62,819	$26,520	42.2%
Professional services	16,225	12,778	3,447	27.0
Total cost of revenue	$105,564	$75,597	$29,967	39.6%
Gross margin %:
Products	71.0%	72.5%
Professional services	2.8	17.2
Total gross margin %	67.5%	69.0%
Total cost of revenue increased by $30.0 million in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a $10.7 million increase in personnel costs, inclusive of a $1.5 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base and $1.6 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021. Our increase in total cost of revenue also included an $8.5 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue, a $4.1 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $4.0 million increase in amortization expense for acquired intangible assets, a $1.0 million increase in third-party professional service consulting costs, a $0.7 million increase in amortization expense for capitalized internally-developed software, and a $1.0 million increase in other expenses.

Total gross margin percentage decreased for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in products gross margin was primarily due to an increase in amortization expense for the developed technology acquired intangible asset related to the acquisition of IntSights and an increase in stock-based compensation expense. The decrease in professional services gross margin for the six months ended June 30, 2022 was due to an increase in personnel costs.
Operating Expenses
Research and Development Expense

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$98,719	$68,385	$30,334	44.4%
% of revenue	30.4%	28.0%
Research and development expense increased by $30.3 million in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a $22.9 million increase in personnel costs, a $5.6 million increase in allocated overhead driven largely by an increase in IT and facilities costs, and a $1.8 million increase in other expenses. The $22.9 million increase in personnel costs was primarily due to a $13.2 million increase in salaries and related costs driven by growth in headcount, inclusive of $5.6 million in additional salaries and related costs attributable to the employees acquired in the acquisition of IntSights in July 2021, and a $9.7 million increase in stock-based compensation expense, including $7.0 million of stock-based compensation expense related to the RSUs issued to retained employees and common stock issued to the IntSights founders as part of the acquisition.
Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$153,180	$111,224	$41,956	37.7%
% of revenue	47.1%	45.6%
Sales and marketing expense increased by $42.0 million in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a $18.7 million increase in personnel costs, a $7.4 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $6.9 million increase in commission expense, a $4.6 million increase in marketing and advertising costs, a $1.5 million increase in travel and entertainment expense, a $0.6 million increase in amortization expense for acquired intangible assets and a $2.3 million increase in other expenses. The $18.7 million increase in personnel costs was primarily due to a $15.3 million increase in salaries and related costs driven by growth in headcount, inclusive of $5.1 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021, and a $3.4 million increase in stock-based compensation expense, inclusive of $0.9 million in stock-based compensation expense related to RSUs issued to retained employees acquired in the acquisition of IntSights.
General and Administrative Expense

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$42,406	$33,708	$8,698	25.8%
% of revenue	13.1%	13.8%
General and administrative expense increased by $8.7 million in the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a $6.3 million increase in personnel costs due to an increase in headcount, inclusive of a $2.0 million increase in stock-based compensation expense, a $0.7 million increase in allocated overhead driven largely by an increase in IT and facilities costs and a $3.2 million increase in other expenses. These increases were partially offset by a $1.5 million decrease in professional fees primarily due to acquisition-related expenses and other professional consulting fees.

Interest Income

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$355	$218	$137	62.8%
% of revenue	0.1%	0.1%
Interest income in the six months ended June 30, 2022 remained consistent with the same period in 2021.
Interest Expense

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest expense	$(5,451)	$(8,453)	$3,002	(35.5)%
% of revenue	(1.7)%	(3.5)%
Interest expense decreased by $3.0 million in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to a $2.7 million decrease of induced conversion expense incurred in conjunction with the partial repurchase of the 2023 Notes in March 2021 as well as a decrease in contractual interest expense related to the 2023 Notes which were repurchased in the first quarter of 2021.
Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Other income (expense), net	$(3,006)	$(919)	$(2,087)	227.1%
% of revenue	(0.9)%	(0.4)%
Other income (expense), net increased by $2.1 million in expense for the six months ended June 30, 2022 compared to the same period in 2021 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$1,473	$9,813	$(8,340)	(85.0)%
% of revenue	0.5%	4.0%
Provision for income taxes decreased by $8.3 million in the six months ended June 30, 2022 compared to the same period in 2021 primarily due to $9.0 million of tax expense recorded in the prior period for the 2021 intercompany sale of intellectual property as part of post-acquisition tax planning related to the Alcide acquisition, partially offset by an increase of $0.7 million due to our increased operations in foreign jurisdictions.

Liquidity and Capital Resources
As of June 30, 2022, we had $163.5 million in cash and cash equivalents, $90.6 million in short- and long-term investments that have maturities ranging from one to twenty months and an accumulated deficit of $820.6 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, short and long-term investments and our Credit and Security Agreement, as amended (the “Credit Agreement”). To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
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
The following table shows a summary of our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$165,017	$173,617
Net cash provided by operating activities	17,852	29,781
Net cash used in investing activities	(14,450)	(32,166)
Net cash provided by financing activities	1,426	322,666
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,671)	(293)
Cash, cash equivalents and restricted cash at end of period	$166,174	$493,605
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $17.9 million of cash and cash equivalents in the six months ended June 30, 2022, which reflects the timing of working capital adjustments and our continued growth in revenue partially offset by our continued investments in our operations. Cash provided by operating activities reflected our net loss of $84.6 million, offset by a decrease in our net operating assets of $16.5 million and non-cash charges of $86.0 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt issuance costs and other non-cash charges. The decrease in our net operating assets was primarily due to a $23.2 million increase in deferred revenue, a $18.1 million decrease in accounts receivable due to an increase in collections and a $3.6 million increase in accounts payable, which each had a positive impact on operating cash flow. These factors were partially offset by a $12.5 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $10.5 million increase in prepaid expenses, a $5.1 million increase in deferred contract acquisition and fulfillment costs and a $0.3 million decrease in other liabilities, which each had a negative impact on operating cash flow.
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
Investing Activities
Investing activities used $14.5 million of cash in the six months ended June 30, 2022, consisting of $8.1 million for capitalization of internal-use software costs, $7.2 million in capital expenditures to purchase computer equipment and leasehold improvements and $0.5 million of other investments, partially offset by $1.3 million of investment sales and maturities, net of purchases.
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
Financing Activities
Financing activities provided $1.4 million of cash in the six months ended June 30, 2022, which consisted primarily of $5.7 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.2 million in proceeds from the exercise of stock options, partially offset by $5.1 million in withholding taxes paid for the net share settlement of equity awards, $0.3 million in payments related to the acquisition of Velocidex and $0.1 million in payments of debt issuance costs.
Financing activities provided $322.7 million of cash in the six months ended June 30, 2021, which consisted primarily of $585.4 million in proceeds from the issuance of the 2027 Notes, net of issuance costs paid of $14.6 million, $4.5 million in proceeds from the issuance of common stock purchased by employees under the ESPP and $2.5 million in proceeds from the exercise of stock options, partially offset by $184.6 million for the repurchase and conversion of the 2023 Notes, $76.0 million for the purchase of 2027 Capped Calls, $6.7 million in withholding taxes paid for the net share settlement of equity awards and $2.4 million for payments related to the acquisition of Alcide.
Contractual Obligations and Commitments
In March 2022, we entered into a new agreement with AWS for cloud infrastructure services. The agreement is for a 36-month period beginning on April 1, 2022 for a total commitment of $300.0 million.
As of June 30, 2022, there were no additional material changes other than that noted above in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 (the “Annual Report”).
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities at June 30, 2022 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of June 30, 2022, we had cash and cash equivalents of $163.5 million consisting of bank deposits and money market funds and short- and long-term investments of $90.6 million consisting of U.S. government agencies, corporate bonds, commercial paper and agency bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but does not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of June 30, 2022, the fair values of our 2025 Notes and 2027 Notes were $292.9 million and $540.6 million, respectively.
As of June 30, 2022, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of June 30, 2022, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.
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
The summary risk factors described above should be read together with the text of the full risk factors below and our unaudited consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.
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
•price competition;
•our ability to successfully manage and integrate any acquired businesses, including IntSights Cyber Intelligence Ltd. (“IntSights”), and including without limitation, the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
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
•the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates that impact our business or industry;
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
We have posted a net loss in each year since inception, including net losses of $146.3 million, $98.8 million and $53.8 million in the years ended December 31, 2021, 2020 and 2019, respectively. As of June 30, 2022, we had an accumulated deficit of $820.6 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic, which continues to have a negative impact on the local, regional, national and global scale. The implementation of measures to help contain the virus has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time.
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
Negative conditions in the general economy both in the United States and abroad resulting from health pandemics or epidemics, such as the COVID-19 pandemic, could cause a decrease in consumer discretionary spending and business investment and diminish growth expectations in the U.S. economy and abroad. As a result of the COVID-19 pandemic, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. More generally, the COVID-19 pandemic continues to present the possibility of an extended global economic downturn and has caused volatility in financial markets, which could materially and adversely affect demand for our products and professional services and could materially and adversely impact our results and financial condition even after the pandemic is contained.
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
A health pandemic or epidemic, such as the COVID-19 pandemic, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our guidance, our customers, our potential customers, our market opportunity, renewals and sales cycle, among others. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic on our business.
Our business and growth depend substantially on customers renewing their subscriptions with us. Any decline in our customer renewals or failure to convince customers to expand their use of our subscription offerings could adversely affect our future operating results.
Our subscription offerings are sold on a term basis. In order for us to improve our operating results, it is important that our existing customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions with us and we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our new or current product offerings, our pricing, the effects of economic conditions, including due to a global economic slowdown, inflation, foreign currency exchange rate fluctuation, the armed conflict between Russia and Ukraine and the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, competitive offerings, our customers' perception of their exposure, or alterations or reductions in their spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues and results of operations may be adversely impacted.
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
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies, the evolution of our offerings and new market entrants, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader product offerings and can bundle competing products and services with other software offerings. As a result, customers may choose a bundled product offering from our competitors, even if individual products have more limited functionality than our solutions. These competitors may also offer their products at a lower price as part of this larger sale, which could increase pricing pressure on our offerings and cause the average sales price for our offerings to decline. These larger competitors are also often in a better position to withstand any significant reduction in spending by customers, and will therefore not be as susceptible to economic downturns. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced renewals, reduced revenue and gross margins, and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.
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
Our sales cycle may be unpredictable.
The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our products. We sell our products primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization, budgetary constraints and nature of the product or service under consideration. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.
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
•our inability to release enhanced versions of our vulnerability management offerings on a timely basis in response to the dynamic threat landscape; and
•a decline in overall IT spending due to inflation, weakness or deterioration in global macroeconomic and market conditions, foreign currency exchange rate pressure and the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For each of the six-month periods ended June 30, 2022 and 2021, operations located outside of North America generated 18% of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
We have provided and may continue to provide guidance about our business, future operating results and key metrics, including ARR. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business and the timing and scope of economic recovery globally, which are inherently difficult to predict. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. This guidance, which inherently consists of forward-looking statements, is also qualified by, and subject to, assumptions, estimates and expectations as of the date given. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements including the risks described in this Risk Factors section and in the Risk Factors section of our future SEC filings. It can be expected that some or all of the assumptions, estimates and expectations of any guidance we furnished will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance.
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
Once our products are deployed within our customers’ networks, our customers depend on our technical and other customer support services to resolve any issues relating to the implementation and maintenance of our products. If we do not effectively assist our customers in deploying our products, help our customers quickly resolve post-deployment issues or provide effective ongoing support, our ability to renew or sell additional products or professional services to existing customers would be adversely affected and our reputation with potential customers could be damaged. Further, to the extent that we are unsuccessful in hiring, training and retaining adequate technical and customer support and success personnel, our ability to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our offerings will be adversely affected.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the six months ended June 30, 2022 and 2021 we incurred 18% and 16%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the six months ended June 30, 2022 and 2021, 10% and 9%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated in recent years and may fluctuate substantially in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We implemented a hedging program during 2020 and have entered into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
We cannot assure you that any patents will issue from any patent applications, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We have registered the “Rapid7,” “Nexpose” and “Metasploit” names and logos in the United States and certain other countries. We have registrations and/or pending applications for additional marks in the United States and other countries; however, we cannot assure you that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. While we have copyrights in our software, we do not typically register such copyrights with the United States Copyright Office. This failure to register the copyrights in our software may preclude us from obtaining statutory damages for infringement under certain circumstances. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot assure you that such third parties will maintain such software or continue to make it available.

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
In addition, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, European Data Protection Laws generally prohibit the transfer of personal data from the European Economic Area (“EEA”) and, the UK and Switzerland (collectively, “Europe”), to most other non-European countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. In particular, government regulators in Europe have found that the United States does not provide an adequate level of data privacy and cybersecurity protection and although there are legal mechanisms to allow for the transfer of personal data from Europe to the United States, uncertainty remains about compliance and such mechanisms may not be available or applicable with respect to our personal data processing activities. For example, the “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism by which parties can transfer personal data out of Europe to jurisdictions that are not found to provide an adequate level of protection, must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. Specifically, the parties to the cross-border personal data transfer must evaluate the importing jurisdiction’s laws and implement supplemental security measures as necessary to protect the at-issue personal data. It is likely that there will continue to be some uncertainty regarding the mechanisms by which parties transfer personal data out of Europe to jurisdictions such as the United States. At present, there are few if any viable alternatives to the SCCs. If we cannot implement and maintain a valid mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing (including prohibitions on transferring personal data out of the EU and UK). This may also reduce demand for our services from companies subject to European Data Protection Laws. Loss of our ability to import personal data from the EU and UK may also require us to increase our data processing capabilities in the EEA at significant expense.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $145.00 through July 29, 2022. Factors that may affect the market price of our common stock include:
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
•effects of inflation and increased interest rates;
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
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, settlement of other equity incentive awards and upon conversion of the 2025 Notes and 2027 Notes (the “Notes”). The indentures for the Notes do not restrict our ability to issue additional common stock or equity-linked securities in the future. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Risks Related to our Indebtedness
We have a significant amount of debt that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur additional debt in the future, which may adversely affect our operations and financial results. We may not have sufficient cash flow from our business to pay our substantial debt when due.
In May 2020, we issued $230.0 million aggregate principal amount of 2025 Notes and in March 2021, we issued $600.0 million aggregate principal amount of 2027 Notes. In addition, we may also incur indebtedness under our revolving credit facility. Our indebtedness may:
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 10, Debt, to our consolidated financial statements, during the six months ended June 30, 2022, the 2025 Notes were convertible at the option of the holders. During this period an immaterial principal amount of the

2025 Notes were requested for conversion, which was settled during the quarter ended June 30, 2022 in cash. As of June 30, 2022, the 2025 Notes and the 2027 Notes were not convertible at the option of the holder. Whether the Notes will be convertible following the fiscal quarter ending June 30, 2022, will depend on the future satisfaction of a conversion condition. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 10, Debt, to our consolidated financial statements, the conditional conversion features of the 2025 Notes were triggered as of March 31, 2022, and the 2025 Notes were convertible at the option of the holders, in whole or in part, between April 1, 2022 and June 30, 2022. As of June 30, 2022, the 2025 Notes and the 2027 Notes were not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
We have been and are required, pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. While we have established certain procedures and control over our financial reporting processes, we cannot assure you that these efforts will prevent restatements of our financial statements in the future.
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
•as of June 30, 2022, require the approval of the holders of a majority of the voting power of all of the then-outstanding shares of capital stock of the Company entitled to vote generally at an election of directors, voting together as a single class, to adopt, amend or repeal our amended and restated bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;
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

RAPID7, INC.

Date: August 4, 2022	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)