Form 10-Q
period 2022-09-30
Rapid7, Inc.
filed 2022-11-03
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2022, there were 59,235,920 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$168,353	$164,582
Short-term investments	83,231	58,850
Accounts receivable, net of allowance for credit losses of $2,241 and $1,978 at September 30, 2022 and December 31, 2021, respectively	121,017	146,094
Deferred contract acquisition and fulfillment costs, current portion	33,307	29,974
Prepaid expenses and other current assets	33,402	33,236
Total current assets	439,310	432,736
Long-term investments	16,707	34,068
Property and equipment, net	55,002	50,225
Operating lease right-of-use assets	85,250	83,751
Deferred contract acquisition and fulfillment costs, non-current portion	61,857	57,191
Goodwill	515,631	515,258
Intangible assets, net	103,660	111,591
Other assets	18,132	11,191
Total assets	$1,295,549	$1,296,011
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$13,864	$3,521
Accrued expenses	64,427	82,620
Operating lease liabilities, current portion	11,858	9,630
Deferred revenue, current portion	391,761	372,067
Other current liabilities	5,254	842
Total current liabilities	487,164	468,680
Convertible senior notes, non-current portion, net	814,947	812,063
Operating lease liabilities, non-current portion	90,427	90,865
Deferred revenue, non-current portion	31,659	33,056
Other long-term liabilities	13,636	17,342
Total liabilities	1,437,833	1,422,006
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; 0 shares issued at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 59,690,872 and 58,181,816 shares issued at September 30, 2022 and December 31, 2021, respectively; 59,204,064 and 57,695,008 shares outstanding at September 30, 2022 and December 31, 2021, respectively	592	577
Treasury stock, at cost, 486,808 shares at September 30, 2022 and December 31, 2021	(4,764)	(4,764)
Additional paid-in-capital	717,946	615,032
Accumulated other comprehensive loss	(6,698)	(812)
Accumulated deficit	(849,360)	(736,028)
Total stockholders’ equity (deficit)	(142,284)	(125,995)
Total liabilities and stockholders’ equity (deficit)	$1,295,549	$1,296,011
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Products	$166,496	$131,149	$474,643	$359,581
Professional services	9,269	8,745	25,961	24,185
Total revenue	175,765	139,894	500,604	383,766
Cost of revenue:
Products	45,957	36,497	135,296	99,315
Professional services	7,893	6,973	24,118	19,753
Total cost of revenue	53,850	43,470	159,414	119,068
Total gross profit	121,915	96,424	341,190	264,698
Operating expenses:
Research and development	48,622	43,880	147,341	112,265
Sales and marketing	75,968	63,041	229,148	174,264
General and administrative	20,561	23,818	62,967	57,527
Total operating expenses	145,151	130,739	439,456	344,056
Loss from operations	(23,236)	(34,315)	(98,266)	(79,358)
Other income (expense), net:
Interest income	498	84	853	302
Interest expense	(2,749)	(2,962)	(8,200)	(11,415)
Other income (expense), net	(2,205)	(299)	(5,211)	(1,217)
Loss before income taxes	(27,692)	(37,492)	(110,824)	(91,688)
Provision for income taxes	1,035	208	2,508	10,021
Net loss	$(28,727)	$(37,700)	$(113,332)	$(101,709)
Net loss per share, basic and diluted	$(0.49)	$(0.67)	$(1.95)	$(1.86)
Weighted-average common shares outstanding, basic and diluted	58,730,651	55,976,671	58,229,872	54,743,538
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(28,727)	$(37,700)	$(113,332)	$(101,709)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	(3,355)	(774)	(7,280)	(975)
Adjustments for net losses (gains) realized on cash flow hedges and included in net loss	1,361	(8)	2,438	(386)
Total change in unrealized losses on cash flow hedges	(1,994)	(782)	(4,842)	(1,361)
Change in unrealized losses on investments	(166)	(10)	(1,044)	(22)
Total other comprehensive loss	(2,160)	(792)	(5,886)	(1,383)
Comprehensive loss	$(30,887)	$(38,492)	$(119,218)	$(103,092)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	58,636	$586	487	$(4,764)	$681,194	$(4,538)	$(820,633)	$(148,155)
Stock-based compensation expense	—	—	—	—	31,746	—	—	31,746
Issuance of common stock under employee stock purchase plan	137	1	—	—	6,232	—	—	6,233
Vesting of restricted stock units	381	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(23)	—	—	—	(1,637)	—	—	(1,637)
Issuance of common stock upon exercise of stock options	73	1	—	—	415	—	—	416
Other comprehensive loss	—	—	—	—	—	(2,160)	—	(2,160)
Net loss	—	—	—	—	—	—	(28,727)	(28,727)
Balance, September 30, 2022	59,204	$592	487	$(4,764)	$717,946	$(6,698)	$(849,360)	$(142,284)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	55,748	$557	487	$(4,764)	$562,652	$(137)	$(653,703)	$(95,395)
Stock-based compensation expense	—	—	—	—	27,929	—	—	27,929
Issuance of common stock under employee stock purchase plan	74	1	—	—	4,808	—	—	4,809
Vesting of restricted stock units	377	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(42)	(1)	—	—	(4,700)	—	—	(4,701)
Issuance of common stock upon exercise of stock options	77	1	—	—	846	—	—	847
Issuance of common stock related to acquisition	207	2	—	—	(2)	—	—	—
Other comprehensive loss	—	—	—	—	—	(792)	—	(792)
Net loss	—	—	—	—	—	—	(37,700)	(37,700)
Balance, September 30, 2021	56,441	$564	487	$(4,764)	$591,529	$(929)	$(691,403)	$(105,003)

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	57,695	$577	487	$(4,764)	$615,032	$(812)	$(736,028)	$(125,995)
Stock-based compensation expense	—	—	—	—	96,111	—	—	96,111
Issuance of common stock under employee stock purchase plan	218	2	—	—	11,941	—	—	11,943
Vesting of restricted stock units	1,147	11	—	—	(11)	—	—	—
Shares withheld for employee taxes	(82)	—	—	—	(6,743)	—	—	(6,743)
Issuance of common stock upon exercise of stock options	193	2	—	—	1,619	—	—	1,621
Issuance of common stock in connection with conversion of convertible senior notes	—	—	—	—	(3)	—	—	(3)
Issuance of common stock related to acquisition	33	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(5,886)	—	(5,886)
Net loss	—	—	—	—	—	—	(113,332)	(113,332)
Balance, September 30, 2022	59,204	$592	487	$(4,764)	$717,946	$(6,698)	$(849,360)	$(142,284)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	52,225	$522	487	$(4,764)	$692,603	$454	$(617,279)	$71,536
Stock-based compensation expense	—	—	—	—	72,700	—	—	72,700
Issuance of common stock under employee stock purchase plan	222	2	—	—	9,274	—	—	9,276
Vesting of restricted stock units	1,251	13	—	—	(13)	—	—	—
Shares withheld for employee taxes	(122)	(2)	—	—	(11,370)	—	—	(11,372)
Issuance of common stock upon exercise of stock options	356	4	—	—	3,364	—	—	3,368
Purchase of capped calls related to convertible senior notes	—	—	—	—	(76,020)	—	—	(76,020)
Issuance of common stock in connection with repurchase and conversion of convertible senior notes	2,200	22	—	—	(2,720)	—	—	(2,698)
Issuance of common stock in connection with inducement of convertible senior notes	35	—	—	—	2,740	—	—	2,740
Issuance of common stock related to acquisition	274	3	—	—	(3)	—	—	—
Cumulative-effect adjustment for the adoption of ASU 2020-06	—	—	—	—	(99,026)	—	27,585	(71,441)
Other comprehensive loss	—	—	—	—	—	(1,383)	—	(1,383)
Net loss	—	—	—	—	—	—	(101,709)	(101,709)
Balance, September 30, 2021	56,441	$564	487	$(4,764)	$591,529	$(929)	$(691,403)	$(105,003)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(113,332)	$(101,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,587	23,513
Amortization of debt issuance costs	3,036	2,886
Stock-based compensation expense	92,304	73,872
Deferred income taxes	—	3,924
Induced conversion expense	—	2,740
Other	3,828	1,655
Changes in operating assets and liabilities:
Accounts receivable	21,425	23,522
Deferred contract acquisition and fulfillment costs	(7,999)	(9,772)
Prepaid expenses and other assets	(5,303)	3,091
Accounts payable	8,504	2,079
Accrued expenses	(12,241)	(4,554)
Deferred revenue	18,297	24,389
Other liabilities	(1,144)	3,593
Net cash provided by operating activities	37,962	49,229
Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(358,420)
Purchases of property and equipment	(13,087)	(4,835)
Capitalization of internal-use software costs	(12,648)	(7,162)
Purchases of investments	(94,486)	(59,308)
Sales/maturities of investments	86,379	124,838
Other investments	(1,000)	(3,000)
Net cash used in investing activities	(34,842)	(307,887)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $14,976 for the nine months ended September 30, 2021	—	585,024
Purchase of capped calls related to convertible senior notes	—	(76,020)
Payments of debt issuance costs	(71)	—
Payments for repurchase and conversion of convertible senior notes	(12)	(184,649)
Payments related to business acquisitions	(300)	(12,118)
Taxes paid related to net share settlement of equity awards	(6,743)	(11,372)
Proceeds from employee stock purchase plan	11,943	9,276
Proceeds from stock option exercises	1,621	3,279
Net cash provided by financing activities	6,438	313,420
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,707)	(849)
Net increase in cash, cash equivalents and restricted cash	3,851	53,913
Cash, cash equivalents and restricted cash, beginning of period	165,017	173,617
Cash, cash equivalents and restricted cash, end of period	$168,868	$227,530
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$4,087	$4,758
Cash paid for income taxes, net of refunds	$1,503	$824
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$168,353	$227,104
Restricted cash included in prepaid expenses and other assets	515	$426
Total cash, cash equivalents and restricted cash	$168,868	$227,530
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
The COVID-19 pandemic has resulted in a sustained global slowdown of economic activity that has decreased demand for a broad variety of goods and services, including from our customers. While we have not experienced significant disruptions from the COVID-19 pandemic during the three and nine months ended September 30, 2022, we are unable to accurately predict the extent to which the ongoing COVID-19 pandemic may impact our business, results of operations and financial condition going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes to the significant accounting policies during the three and nine-month periods ended September 30, 2022.

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
The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Subscriptions	$165,687	$129,157	$470,925	$353,338
Perpetual software licenses	759	1,840	3,226	5,990
Professional services	9,269	8,745	25,961	24,185
Other	50	152	492	253
Total revenue	$175,765	$139,894	$500,604	$383,766
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended September 30, 2022 and 2021, we recognized revenue of $153.8 million and $117.5 million, respectively, and for the nine months ended September 30, 2022 and 2021, we recognized $308.3 million and $237.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of September 30, 2022 and December 31, 2021, unbilled receivables of $1.2 million are included in prepaid expenses and other current assets in our consolidated balance sheet. As of September 30, 2022 and December 31, 2021, we had no contract assets recorded on our consolidated balance sheet.

Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2022. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscriptions	$434,495	$158,385
Perpetual software licenses	878	184
Professional services	19,406	3,371
Total	$454,779	$161,940
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
Velocidex Enterprises Pty Ltd
On April 12, 2021, we acquired Velocidex Enterprises Pty Ltd (“Velocidex”), a leading open-source technology and community used for endpoint monitoring, digital forensics, and incident response. The purchase price consisted of $2.7 million paid in cash and $0.3 million in deferred cash payments. The purchase price was allocated to a developed technology intangible asset which has an estimated useful life of 6 years.
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

Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$70,556	$2	$(718)	$69,840
Corporate bonds	16,891	—	(334)	16,557
Commercial paper	7,630	—	—	7,630
Agency bonds	5,969	—	(58)	5,911
Total	$101,046	$2	$(1,110)	$99,938

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
Commercial paper	$37,778	$—	$—	$37,778
Corporate bonds	32,059	—	(32)	32,027
U.S government agencies	22,396	—	(31)	22,365
Agency bonds	749	—	(1)	748
Total	$92,982	$—	$(64)	$92,918
As of September 30, 2022, our available-for-sale investments had maturities ranging from 1 to 22 months. As of December 31, 2021, our available-for-sale investments had maturities ranging from 2 to 23 months.
For all of our investments for which the amortized cost basis was greater than the fair value at September 30, 2022 and December 31, 2021, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
U.S. Government agencies	$69,840	$—	$—	$69,840
Money market funds	67,749	—	—	67,749
Corporate bonds	—	16,557	—	16,557
Commercial paper	—	7,630	—	7,630
Agency bonds	—	5,911	—	5,911
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	124	—	124
Total	$137,589	$30,222	$—	$167,811
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other liabilities)	$—	$5,716	$—	$5,716
Total	$—	$5,716	$—	$5,716

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$86,835	$—	$—	$86,835
Commercial paper	—	37,778	—	37,778
Corporate bonds	—	32,027	—	32,027
U.S. Government agencies	22,365	—	—	22,365
Agency bonds	—	748	—	748
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	73	—	73
Total assets	$109,200	$70,626	$—	$179,826
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other liabilities)	$—	$823	$—	$823
Total liabilities	$—	$823	$—	$823
As of September 30, 2022, the fair value of our 2.25% and 0.25% convertible senior notes due 2025 and 2027, as further described in Note 10, Debt, was $229.9 million and $455.2 million, respectively, based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
Computer equipment and software	$23,769	$19,879
Furniture and fixtures	11,032	10,360
Leasehold improvements	61,318	51,983
Total	96,119	82,222
Less accumulated depreciation	(41,117)	(31,997)
Property and equipment, net	$55,002	$50,225
Depreciation expense was $3.5 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively, and $10.0 million and $9.2 million for the nine months ended September 30, 2022 and 2021, respectively.
Note 7. Goodwill and Intangible Assets
Goodwill was $515.6 million and $515.3 million as of September 30, 2022 and December 31, 2021, respectively. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2021	$515,258
IntSights acquisition adjustments	373
Balance at September 30, 2022	$515,631
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of September 30, 2022			As of December 31, 2021
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.2	$122,555	$(54,270)	$68,285	$122,555	$(40,152)	$82,403
Customer relationships	4.5	12,000	(4,489)	7,511	12,000	(2,436)	9,564
Trade names	3.1	2,619	(1,679)	940	2,619	(1,094)	1,525
Total acquired intangible assets		137,174	(60,438)	76,736	137,174	(43,682)	93,492
Internal-use software	3.0	38,505	(11,581)	26,924	25,857	(7,758)	18,099
Total intangible assets		$175,679	$(72,019)	$103,660	$163,031	$(51,440)	$111,591
Amortization expense was $6.7 million and $6.6 million for the three months ended September 30, 2022 and 2021, respectively, and $20.6 million and $14.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of September 30, 2022 was as follows (in thousands):

2022 (for the remaining three months)	$6,637
2023	24,937
2024	20,538
2025	16,932
2026	12,477
2027 and thereafter	5,206
Total	$86,727
The table above excludes the impact of $16.9 million of capitalized internal-use software costs for projects that have not been completed as of September 30, 2022, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 8. Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Beginning balance	$87,165	$64,639
Capitalization of contract acquisition and fulfillment costs	33,948	28,623
Amortization of deferred contract acquisition and fulfillment costs	(25,949)	(18,851)
Ending balance	$95,164	$74,411

Note 9. Derivatives and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of nineteen months or less, and as of September 30, 2022 and December 31, 2021, outstanding forward contracts had a total notional value of $51.8 million and $34.7 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three and nine months ended September 30, 2022, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
During the six months ended June 30, 2022, the 2025 Notes were convertible at the option of the holders. During this period an immaterial principal amount of the 2025 Notes were requested for conversion and settled in cash. As of September 30, 2022, the 2025 Notes and 2027 Notes were not convertible at the option of the holder.
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

The net carrying amount of the Notes as of September 30, 2022 and December 31, 2021 was as follows (in thousands):

	2025 Notes			2027 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2021	$230,000	$(4,905)	$225,095	$600,000	$(13,032)	$586,968
Amortization of debt issuance costs	—	1,052	1,052	—	1,840	1,840
Conversion of Notes	(8)	—	(8)	—	—	—
Balance at September, 30, 2022	$229,992	$(3,853)	$226,139	$600,000	$(11,192)	$588,808
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,
	2022				2021
	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	2027 Notes	Total
Contractual interest expense	$1,292	$377	$1,669	$146	$1,293	$375	$1,814
Amortization of debt issuance costs	371	626	997	75	361	620	1,056
Total interest expense	$1,663	$1,003	$2,666	$221	$1,654	$995	$2,870

	Nine Months Ended September 30,
	2022				2021
	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	2027 Notes	Total
Contractual interest expense	$3,880	$1,127	$5,007	$852	$3,881	$800	$5,533
Amortization of debt issuance costs	1,052	1,840	2,892	449	1,021	1,302	2,772
Induced conversion expense	—	—	—	2,740	—	—	2,740
Total interest expense	$4,932	$2,967	$7,899	$4,041	$4,902	$2,102	$11,045
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
As of September 30, 2022, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of September 30, 2022, we had a total of $9.8 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.
Note 11. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 9.5 years, some of which include one or more options to renew with renewal terms of up to 7 years and some of which include options to terminate the leases within the next 7 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$4,997	$3,956	$15,240	$11,501
Short-term lease costs	461	160	1,315	479
Variable lease costs	2,184	1,652	6,716	4,432
Total lease costs	$7,642	$5,768	$23,271	$16,412

Supplemental balance sheet information related to the operating leases was as follows:

	As of September 30, 2022	As of December 31, 2021
Weighted average remaining lease term (in years) - operating leases	6.8	7.2
Weighted average discount rate - operating leases	6.3%	6.2%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$3,057	$4,304	$11,093	$12,628
ROU assets obtained in exchange for new lease obligations	$3,811	$1,290	$12,675	$2,351
Maturities of operating lease liabilities as of September 30, 2022 were as follows (in thousands):

2022 (for the remaining three months)	$4,039
2023	17,220
2024	19,320
2025	18,509
2026	17,161
2027 and thereafter	50,207
Total lease payments	$126,456
Less: imputed interest	(24,171)
Total	$102,285

Note 12. Stock-Based Compensation Expense
(a)General
Stock-based compensation expense for RSUs, performance-based PSUs, stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,745	$1,604	$7,610	$4,970
Research and development	13,400	14,549	40,349	31,784
Sales and marketing	8,047	6,348	23,251	18,132
General and administrative	6,779	6,695	21,094	18,986
Total stock-based compensation expense	$30,971	$29,196	$92,304	$73,872
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2022 and 2021 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the three months ended September 30, 2022 and 2021, we recognized stock-based compensation expense related to such bonuses in the amount of $(0.8) million and $1.3 million, and during the nine months ended September 30, 2022 and 2021, we recognized stock-based compensation expense related to such bonuses in the amount of $0.8 million and $3.6 million, based on the probable expected performance against the pre-established corporate financial objectives as of September 30, 2022 and 2021. For all employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
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
(b)Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the nine months ended September 30, 2022 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2021	2,778,877	$74.40
Granted	2,053,128	93.41
Vested	(1,146,570)	67.20
Forfeited	(405,534)	84.39
Unvested balance as of September 30, 2022	3,279,901	$87.58
As of September 30, 2022, the unrecognized compensation expense related to our unvested RSUs and PSUs was $266.3 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.7 years.
(c)Stock Options
Stock option activity during the nine months ended September 30, 2022 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,411,387	$10.74	3.4	$150,951
Granted	—	—
Exercised	(192,559)	8.42		$13,148
Forfeited/cancelled	(38)	21.15
Outstanding as of September 30, 2022	1,218,790	$11.10	2.7	$38,753
Vested and exercisable as of September 30, 2022	1,218,790	$11.10	2.7	$38,753

The total fair value of stock options vested in the nine months ended September 30, 2022 was $0.1 million.
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
On September 15, 2022, we issued 137,567 shares of common stock to employees, with a purchase prices of $45.31 per share, for aggregate proceeds of $6.2 million.

Note 13. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(28,727)	$(37,700)	$(113,332)	$(101,709)
Denominator:
Weighted-average common shares outstanding, basic and diluted	58,730,651	55,976,671	58,229,872	54,743,538
Net loss per share, basic and diluted	$(0.49)	$(0.67)	$(1.95)	$(1.86)
We intend to settle any conversion of our 2025 Notes and 2027 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the three and nine months ended September 30, 2022 and 2021, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
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
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	1,218,790	1,577,125
Unvested restricted stock units	3,279,901	3,240,668
Common stock to be issued to DivvyCloud founders	33,433	133,730
Common stock issued to IntSights founders	206,608	206,608
Shares to be issued under ESPP	30,501	10,084
Convertible senior notes	9,572,955	10,663,519
Total	14,342,188	15,831,734

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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
United States	$131,628	$107,513	$376,752	$299,279
Other	44,137	32,381	123,852	84,487
Total	$175,765	$139,894	$500,604	$383,766
Property and equipment, net by geographic area was as follows:

	As of September 30, 2022	As of December 31, 2021
	(in thousands)
United States	$39,295	$37,682
Other	15,707	12,543
Total	$55,002	$50,225

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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of September 30, 2022, we had over 10,000 customers in 144 countries, including 46% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three and nine months ended September 30, 2022 or 2021.
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
We will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our business operations, including those that may be required by federal, foreign, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, vendors and stockholders. At this point, the extent to which the ongoing COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain. While we have not experienced significant disruptions from the COVID-19 pandemic during the three and nine months ended

September 30, 2022, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including continued spread and reemergence of the pandemic, including any new variants, the duration of any outbreak, the result of vaccination efforts, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. Furthermore, due to our subscription model, any effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q.
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
•Licensed software consists of term licenses and to a lesser extent perpetual licenses. When a term license is purchased, maintenance and support and content subscriptions, as applicable, are bundled with the license for the term period. Our Nexpose, Metasploit and AppSpider products are offered through term software licenses. When a perpetual license is purchased, a customer typically purchases maintenance and support and content subscriptions, as applicable. Our maintenance and support provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide them with real-time access to the latest vulnerabilities and exploits. Our maintenance and support and content subscription agreements are typically for one-year terms.
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
For the three months ended September 30, 2022 and 2021, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 94% and 92%, respectively, of total revenue. For the nine months ended September 30, 2022 and 2021, recurring revenue was 94% and 92%, respectively, of total revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Total revenue	$175,765	$139,894	$500,604	$383,766
Year-over-year revenue growth	25.6%	33.1%	30.4%	28.6%
Non-GAAP income from operations	$13,044	$5,733	$10,908	$13,708
Free cash flow	$9,657	$14,327	$12,227	$37,232

	As of September 30,
	2022	2021
	(dollars in thousands)
Number of customers	10,791	9,909
Year-over-year customer growth	9%	17%
Annualized recurring revenue (ARR)	$683,816	$550,044
Year-over-year ARR growth	24.3%	38.0%
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers. We monitor total revenue and believe it is useful to investors as a measure of the overall success of our business.
Non-GAAP Income from Operations. We monitor non-GAAP income from operations, a non-GAAP financial measure, to analyze our financial results. We believe non-GAAP income from operations is useful to investors, as a supplement to GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance and allowing for greater transparency with respect to metrics used by our management in its financial and operational decision-making. See Non-GAAP Financial Results below for further information on non-GAAP income from operations and a reconciliation of non-GAAP income from operations to the comparable GAAP financial measure.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
GAAP total gross profit	$121,915	$96,424	$341,190	$264,698
Stock-based compensation expense	2,745	1,604	7,610	4,970
Amortization of acquired intangible assets	4,429	4,810	14,117	10,471
Non-GAAP total gross profit	$129,089	$102,838	$362,917	$280,139

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
GAAP gross profit – products	$120,539	$94,652	$339,347	$260,266
Stock-based compensation expense	2,006	1,073	5,513	3,291
Amortization of acquired intangible assets	4,429	4,810	14,117	10,471
Non-GAAP gross profit – products	$126,974	$100,535	$358,977	$274,028

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
GAAP gross profit – professional services	$1,376	$1,772	$1,843	$4,432
Stock-based compensation expense	739	531	2,097	1,679
Non-GAAP gross profit – professional services	$2,115	$2,303	$3,940	$6,111
The following table reconciles GAAP loss from operations to non-GAAP income from operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
GAAP loss from operations	$(23,236)	$(34,315)	$(98,266)	$(79,358)
Stock-based compensation expense	30,971	29,196	92,304	73,872
Amortization of acquired intangible assets	5,309	5,567	16,755	11,524
Acquisition-related expenses	—	5,180	—	7,211
Litigation-related expenses	—	105	115	459
Non-GAAP income from operations	$13,044	$5,733	$10,908	$13,708

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)
GAAP net loss	$(28,727)	$(37,700)	$(113,332)	$(101,709)
Stock-based compensation expense	30,971	29,196	92,304	73,872
Amortization of acquired intangible assets	5,309	5,567	16,755	11,524
Acquisition-related expenses	—	5,180	—	16,176
Litigation-related expenses	—	105	115	459
Amortization of debt issuance costs	1,046	1,095	3,036	2,886
Induced conversion expense	—	—	—	2,740
Non-GAAP net income (loss)	$8,599	$3,443	$(1,122)	$5,948
Interest expense of convertible senior notes (1)	375	—	—	—
Numerator for non-GAAP earnings per share calculation	$8,974	$3,443	$(1,122)	$5,948

Weighted average shares used in GAAP earnings per share calculation, basic	58,730,651	55,976,671	58,229,872	54,743,538
Dilutive effect of convertible senior notes (1)	5,803,831	—	—	—
Dilutive effect of employee equity incentive plans (2)	1,063,389	2,400,321	—	2,438,108
Weighted average shares used in non-GAAP earnings per share calculation, diluted	65,597,871	58,376,992	58,229,872	57,181,646

Non-GAAP net income (loss) per share:
Basic	$0.15	$0.06	$(0.02)	$0.11
Diluted	$0.14	$0.06	$(0.02)	$0.10

(1) We use the if-converted method to compute diluted earnings per share with respect to our convertible senior notes. There was no add-back of interest expense or additional dilutive shares related to the convertible senior notes where the effect was anti-dilutive. On an if-converted basis, for the three months ended September 30, 2022, the 2027 convertible senior notes were dilutive and the 2025 convertible senior notes were anti-dilutive.

(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net loss to adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
GAAP net loss	$(28,727)	$(37,700)	$(113,332)	$(101,709)
Interest income	(498)	(84)	(853)	(302)
Interest expense	2,749	2,962	8,200	11,415
Other (income) expense, net	2,205	299	5,211	1,217
Provision for income taxes	1,035	208	2,508	10,021
Depreciation expense	3,479	3,155	10,008	9,202
Amortization of intangible assets	6,716	6,590	20,579	14,311
Stock-based compensation expense	30,971	29,196	92,304	73,872
Acquisition-related expenses	—	5,180	—	7,211
Litigation-related expenses	—	105	115	459
Adjusted EBITDA	$17,930	$9,911	$24,740	$25,697
The following table reconciles net cash provided by operating activities to free cash flow for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net cash provided by operating activities	$20,110	$19,448	$37,962	$49,229
Less: Purchases of property and equipment	(5,863)	(2,164)	(13,087)	(4,835)
Less: Capitalized internal-use software costs	(4,590)	(2,957)	(12,648)	(7,162)
Free cash flow	$9,657	$14,327	$12,227	$37,232

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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$166,496	$131,149	$474,643	$359,581
Professional services	9,269	8,745	25,961	24,185
Total revenue	175,765	139,894	500,604	383,766
Cost of revenue:(1)
Products	45,957	36,497	135,296	99,315
Professional services	7,893	6,973	24,118	19,753
Total cost of revenue	53,850	43,470	159,414	119,068
Operating expenses:(1)
Research and development	48,622	43,880	147,341	112,265
Sales and marketing	75,968	63,041	229,148	174,264
General and administrative	20,561	23,818	62,967	57,527
Total operating expenses	145,151	130,739	439,456	344,056
Loss from operations	(23,236)	(34,315)	(98,266)	(79,358)
Interest income	498	84	853	302
Interest expense	(2,749)	(2,962)	(8,200)	(11,415)
Other income (expense), net	(2,205)	(299)	(5,211)	(1,217)
Loss before income taxes	(27,692)	(37,492)	(110,824)	(91,688)
Provision for income taxes	1,035	208	2,508	10,021
Net loss	$(28,727)	$(37,700)	$(113,332)	$(101,709)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,745	$1,604	$7,610	$4,970
Research and development	13,400	14,549	40,349	31,784
Sales and marketing	8,047	6,348	23,251	18,132
General and administrative	6,779	6,695	21,094	18,986
Total stock-based compensation expense	$30,971	$29,196	$92,304	$73,872

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$6,480	$6,404	$19,808	$14,940
Research and development	1,093	925	3,059	2,654
Sales and marketing	1,955	1,801	5,766	4,375
General and administrative	667	615	1,954	1,544
Total depreciation and amortization expense	$10,195	$9,745	$30,587	$23,513

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Statement of Operations Data:
Revenue:
Products	94.7	93.7%	94.8%	93.7%
Professional services	5.3	6.3	5.2	6.3
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	26.1	26.1	27.0	25.9
Professional services	4.5	5.0	4.8	5.1
Total cost of revenue	30.6	31.1	31.8	31.0
Operating expenses:
Research and development	27.7	31.4	29.4	29.3
Sales and marketing	43.2	45.1	45.8	45.4
General and administrative	11.7	17.0	12.6	15.0
Total operating expenses	82.6	93.5	87.8	89.7
Loss from operations	(13.2)	(24.5)	(19.6)	(20.7)
Interest income	0.3	0.1	0.2	0.1
Interest expense	(1.6)	(2.1)	(1.6)	(3.0)
Other income (expense), net	(1.3)	(0.2)	(1.1)	(0.3)
Loss before income taxes	(15.8)	(26.8)	(22.1)	(23.9)
Provision for income taxes	0.5	0.1	0.5	2.6
Net loss	(16.3)%	(26.9)%	(22.6)%	(26.5)%
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue:
Products	$166,496	$131,149	$35,347	27.0%
Professional services	9,269	8,745	524	6.0%
Total revenue	$175,765	$139,894	$35,871	25.6%
Total revenue increased by $35.9 million in the three months ended September 30, 2022 compared to the same period in 2021. The $35.9 million increase in revenue consisted of a $4.7 million increase in revenue from new customers and a $31.2 million increase in revenue from existing customers. The $31.2 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in the three months ended September 30, 2022 compared to the same period in 2021 was comprised of $25.9 million generated from sales in North America and $10.0 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue:
Products	$45,957	$36,497	$9,460	25.9%
Professional services	7,893	6,973	920	13.2%
Total cost of revenue	$53,850	$43,470	$10,380	23.9%
Gross margin %:
Products	72.4%	72.2%
Professional services	14.8%	20.3%
Total gross margin %	69.4%	68.9%
Total cost of revenue increased by $10.4 million in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to a $3.7 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue and a $5.4 million increase in personnel costs, inclusive of a $1.1 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. Our increase in total cost of revenue also included a $1.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs and a $0.1 million increase in other expenses.
Total gross margin percentage increased for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to the change in revenue mix. Products gross margin for the three months ended September 30, 2022 remained relatively consistent with the same period in 2021. The decrease in professional services gross margin for the three months ended September 30, 2022 was due to an increase in personnel costs.
Operating Expenses
Research and Development Expense

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$48,622	$43,880	$4,742	10.8%
% of revenue	27.7%	31.4%
Research and development expense increased by $4.7 million in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to a $2.6 million increase in personnel costs, resulting from an increase in headcount, inclusive of a $1.1 million decrease in stock-based compensation expense, a $2.0 million increase in allocated overhead driven largely by an increase in IT and facilities costs and a $0.1 million increase in other expenses. The $1.1 million decrease in stock-based compensation expense was primarily due to $3.1 million of additional expense in the prior period related to the modification of a stock award.
Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$75,968	$63,041	$12,927	20.5%
% of revenue	43.2%	45.1%
Sales and marketing expense increased by $12.9 million in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to a $5.5 million increase in personnel costs, inclusive of a $1.7 million increase in stock-based compensation expense, resulting from an increase in headcount, a $2.6 million increase in commission expense, a $2.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $1.5 million increase in marketing and advertising costs, a $0.6 million increase in travel and entertainment expense and a $0.5 million increase in other expenses.

General and Administrative Expense

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$20,561	$23,818	$(3,257)	(13.7)%
% of revenue	11.7%	17.0%
General and administrative expense decreased by $3.3 million in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to a $4.3 million decrease in acquisition-related expenses and other professional consulting fees and a $0.5 million decrease in other expenses. These decreases were partially offset by a $1.5 million increase in personnel costs due to an increase in headcount, inclusive of a $0.1 million increase in stock-based compensation expense.
Interest Income

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$498	$84	$414	492.9%
% of revenue	0.3%	0.1%
Interest income increased by $0.4 million in the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in interest rates.
Interest Expense

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest expense	$(2,749)	$(2,962)	$213	(7.2)%
% of revenue	(1.6)%	(2.1)%
Interest expense decreased by $0.2 million in the three months ended September 30, 2022 compared to the same period in 2021 primarily due to a decrease in contractual interest and amortization of debt issuance costs related to the 2023 Notes which were partially repurchased in the first quarter of 2021, with the remaining outstanding amount repurchased in the fourth quarter of 2021.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Other income (expense), net	$(2,205)	$(299)	$(1,906)	637.5%
% of revenue	(1.3)%	(0.2)%
Other income (expense), net increased by $1.9 million in the three months ended September 30, 2022 compared to the same period in 2021 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$1,035	$208	$827	397.6%
% of revenue	0.5%	0.1%
Provision for income taxes increased by $0.8 million in the three months ended September 30, 2022 compared to the same period in 2021 primarily due to our increased operations in foreign jurisdictions.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Revenue:
Products	$474,643	$359,581	$115,062	32.0%
Professional services	25,961	24,185	1,776	7.3%
Total revenue	$500,604	$383,766	$116,838	30.4%
Total revenue increased by $116.8 million in the nine months ended September 30, 2022 compared to the same period in 2021 and consisted of $101.8 million of organic growth and $15.0 million related to the acquisition of IntSights in July 2021. The $101.8 million increase in revenue related to organic growth consisted of a $7.6 million increase in revenue from new customers and a $94.2 million increase in revenue from existing customers. The $94.2 million increase from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in the nine months ended September 30, 2022 compared to the same period in 2021 was comprised of $83.6 million generated from sales in North America and $33.2 million generated from sales from the rest of the world.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue:
Products	$135,296	$99,315	$35,981	36.2%
Professional services	24,118	19,753	4,365	22.1%
Total cost of revenue	$159,414	$119,068	$40,346	33.9%
Gross margin %:
Products	71.5%	72.4%
Professional services	7.1%	18.3%
Total gross margin %	68.2%	69.0%
Total cost of revenue increased by $40.3 million in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a $16.0 million increase in personnel costs, inclusive of a $2.6 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base and $1.5 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021. Our increase in total cost of revenue also included an $12.2 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue, a $5.3 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $3.6 million increase in amortization expense for acquired intangible assets, a $1.2 million increase in third-party professional service consulting costs, a $1.0 million increase in amortization expense for capitalized internally-developed software, and a $1.0 million increase in other expenses.
Total gross margin percentage decreased for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in products gross margin was primarily due an increase in revenue from cloud-based subscriptions and managed services, which have lower margins than our licensed software products. The decrease in professional services gross margin for the nine months ended September 30, 2022 was due to an increase in personnel costs.

Operating Expenses
Research and Development Expense

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$147,341	$112,265	$35,076	31.2%
% of revenue	29.4%	29.3%
Research and development expense increased by $35.1 million in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a $25.5 million increase in personnel costs, a $7.6 million increase in allocated overhead driven largely by an increase in IT and facilities costs, and a $2.0 million increase in other expenses. The $25.5 million increase in personnel costs was primarily due to a $16.9 million increase in salaries and related costs driven by growth in headcount, inclusive of $5.6 million in additional salaries and related costs attributable to the employees acquired in the acquisition of IntSights in July 2021, and an $8.6 million increase in stock-based compensation expense, inclusive of an increase of $7.0 million of stock-based compensation expense related to the RSUs issued to retained employees and common stock issued to the IntSights founders as part of the acquisition and a decrease of $3.1 million related to the modification of a stock award in the prior year.
Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$229,148	$174,264	$54,884	31.5%
% of revenue	45.8%	45.4%
Sales and marketing expense increased by $54.9 million in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a $24.2 million increase in personnel costs, a $9.6 million increase in commission expense, a $9.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $6.1 million increase in marketing and advertising costs, a $2.1 million increase in travel and entertainment expense, a $0.7 million increase in amortization expense for acquired intangible assets and a $3.0 million increase in other expenses. The $24.2 million increase in personnel costs was primarily due to a $19.1 million increase in salaries and related costs driven by growth in headcount, inclusive of $5.1 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021, and a $5.1 million increase in stock-based compensation expense, inclusive of $0.9 million in stock-based compensation expense related to RSUs issued to retained employees acquired in the acquisition of IntSights.
General and Administrative Expense

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$62,967	$57,527	$5,440	9.5%
% of revenue	12.6%	15.0%
General and administrative expense increased by $5.4 million in the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a $7.8 million increase in personnel costs due to an increase in headcount, inclusive of a $2.1 million increase in stock-based compensation expense, a $0.7 million increase in allocated overhead driven largely by an increase in IT and facilities costs and a $2.2 million increase in other expenses. These increases were partially offset by a $5.3 million decrease in professional fees primarily due to a decrease in acquisition-related expenses and other professional consulting fees.

Interest Income

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$853	$302	$551	182.5%
% of revenue	0.2%	0.1%
Interest income increased by $0.6 million in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in interest rates.
Interest Expense

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest expense	$(8,200)	$(11,415)	$3,215	(28.2)%
% of revenue	(1.6)%	(3.0)%
Interest expense decreased by $3.2 million in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to a $2.7 million decrease of induced conversion expense incurred in conjunction with the partial repurchase of the 2023 Notes in March 2021 as well as a decrease in contractual interest expense related to the 2023 Notes which were partially repurchased in the first quarter of 2021, with the remaining amount repurchased in the fourth quarter of 2021.
Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Other income (expense), net	$(5,211)	$(1,217)	$(3,994)	328.2%
% of revenue	(1.1)%	(0.3)%
Other income (expense), net increased by $4.0 million in expense for the nine months ended September 30, 2022 compared to the same period in 2021 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$2,508	$10,021	$(7,513)	(75.0)%
% of revenue	0.5%	2.6%
Provision for income taxes decreased by $7.5 million in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to $9.0 million of tax expense recorded in the prior period for the 2021 intercompany sale of intellectual property as part of post-acquisition tax planning related to the Alcide acquisition, partially offset by an increase of $1.5 million due to our increased operations in foreign jurisdictions.

Liquidity and Capital Resources
As of September 30, 2022, we had $168.4 million in cash and cash equivalents, $99.9 million in short- and long-term investments that have maturities ranging from one to twenty months and an accumulated deficit of $849.4 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, short and long-term investments and our Credit and Security Agreement, as amended (the “Credit Agreement”). To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
We believe that our existing cash and cash equivalents, our short- and long-term investments, our available borrowings under our Credit Agreement and cash generated by operating activities will be sufficient to meet our operating and capital requirements for at least the next 12 months as well as our longer-term expected future cash requirements and obligations. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, office facilities lease obligations, purchase commitments, including our cloud infrastructure services (including with Amazon Web Services (“AWS”)), potential future acquisitions of technology businesses and any election we make to redeem our convertible senior notes.
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
The following table shows a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$165,017	$173,617
Net cash provided by operating activities	37,962	49,229
Net cash used in investing activities	(34,842)	(307,887)
Net cash provided by financing activities	6,438	313,420
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,707)	(849)
Cash, cash equivalents and restricted cash at end of period	$168,868	$227,530
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $38.0 million of cash and cash equivalents in the nine months ended September 30, 2022, which reflects the timing of working capital adjustments and our continued growth in revenue partially offset by our continued investments in our operations. Cash provided by operating activities reflected our net loss of $113.3 million, offset by a decrease in our net operating assets of $21.5 million and non-cash charges of $129.8 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt issuance costs and other non-cash charges. The decrease in our net operating assets was primarily due to a $18.3 million increase in deferred revenue, a $21.4 million decrease in accounts receivable due to an increase in collections and an $8.5 million increase in accounts payable, which each had a positive impact on operating cash flow. These factors were partially offset by a $12.2 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $5.4 million increase in prepaid expenses, a

$8.0 million increase in deferred contract acquisition and fulfillment costs and a $1.1 million decrease in other liabilities, which each had a negative impact on operating cash flow.
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
Investing Activities
Investing activities used $34.8 million of cash in the nine months ended September 30, 2022, consisting of $12.6 million for capitalization of internal-use software costs, $13.1 million in capital expenditures to purchase computer equipment and leasehold improvements, $8.1 million of investment purchases, net of sales and maturities, and $1.0 million of other investments.
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
Financing Activities
Financing activities provided $6.4 million of cash in the nine months ended September 30, 2022, which consisted primarily of $11.9 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.6 million in proceeds from the exercise of stock options, partially offset by $6.7 million in withholding taxes paid for the net share settlement of equity awards, $0.3 million in payments related to the acquisition of Velocidex and $0.1 million in payments of debt issuance costs.
Financing activities provided $313.4 million of cash in the nine months ended September 30, 2021, which consisted primarily of $585.0 million in proceeds from the issuance of the 2027 Notes, net of issuance costs paid of $15.0 million, $9.3 million in proceeds from the issuance of common stock purchased by employees under the ESPP and $3.3 million in proceeds from the exercise of stock options, partially offset by $184.6 million for the repurchase and conversion of the 2023 Notes, $76.0 million for the purchase of 2027 Capped Calls, $11.5 million in withholding taxes paid for the net share settlement of equity awards and $12.1 million for payments related to the acquisitions of DivvyCloud, Alcide and IntSights.
Contractual Obligations and Commitments
In March 2022, we entered into a new agreement with AWS for cloud infrastructure services. The agreement is for a 36-month period beginning on April 1, 2022 for a total commitment of $300.0 million.
As of September 30, 2022, there were no additional material changes other than that noted above in our contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 (the “Annual Report”).
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of September 30, 2022 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of September 30, 2022, we had cash and cash equivalents of $168.4 million consisting of bank deposits and money market funds and short- and long-term investments of $99.9 million consisting of U.S. government agencies, corporate bonds, commercial paper and agency bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of September 30, 2022, the fair values of our 2025 Notes and 2027 Notes were $229.9 million and $455.2 million, respectively.
As of September 30, 2022, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of September 30, 2022, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•If we do not effectively manage our future growth rate, our business and results of operations may be adversely affected.
•The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition, and we could be subject to risks from further health pandemics or epidemics, as well as uncertainty regarding returning to work and re-openings.
•Real or perceived failures, errors or defects in our solutions could adversely affect our brand and reputation, which could have an adverse effect on our business and results of operations.
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
•the ability to successfully grow our sales of our cloud-based solutions, including through the shift to a consolidated platform sales approach;
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
•the impact of climate change, natural disasters or manmade problems, including terrorism or war (such as the Russia-Ukraine war); and
•future accounting pronouncements or changes in our accounting policies or practices.
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
From the year ended December 31, 2017 to the year ended December 31, 2021, our revenue grew from $200.9 million to $535.4 million and our headcount grew from 1,079 to 2,353 employees. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and will continue to place significant demands on our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
•maintain and expand our customer base, including through continued investments and strategies to evolve to a consolidated platform sales approach;
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
We have posted a net loss in each year since inception, including net losses of $146.3 million, $98.8 million and $53.8 million in the years ended December 31, 2021, 2020 and 2019, respectively. As of September 30, 2022, we had an accumulated deficit of $849.4 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
Our subscription offerings are sold on a term basis. In order for us to improve our operating results, it is important that our existing customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions with us and we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our new or current product offerings, our pricing, the effects of economic conditions, including due to a global economic slowdown, inflation, foreign currency exchange rate fluctuation, the Russia-Ukraine war and the global economic uncertainty and financial market conditions caused by the COVID-19 pandemic, competitive offerings, our customers' perception of their exposure, or alterations or reductions in their spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues and results of operations may be adversely impacted.
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
Our business substantially depends on, and we expect our business to continue to substantially depend on, sales of our Insight Platform solutions. As such, market acceptance of our Insight Platform is critical to our continued success. Demand for Insight Platform solutions are affected by a number of factors beyond our control, including continued market acceptance of cloud-based offerings, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market and the economy in general. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our Insight Platform solutions, including through evolution of our sales model to a consolidated platform sales approach, our business operations, financial results and growth prospects will be materially and adversely affected.
We spend substantial amounts of time and money to research and develop or acquire new offerings and enhanced versions of our existing offerings to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our platform to target specific use cases and to cultivate our community. When we develop a new or enhanced version of an existing offering, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop or acquire new or enhanced offerings, their introduction must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our recent product expansions and offerings, such as our Cloud Security and Threat Intelligence offerings, do not garner widespread market adoption and implementation, or our consolidated platform sales approach is not successful, our financial results and competitive position could suffer.
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
Our new and existing offerings or product enhancements and changes to our existing offerings could fail to attain sufficient market acceptance for many reasons, including:
•our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion, including declines in demand as a result of the broader macroeconomic environment;
•the failure of our consolidated platform sales approach in execution or timing or both;
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
The market for SecOps solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our primary competitors in Vulnerability Risk Management include Qualys and Tenable; in Incident Detection and Response include Splunk, Micro Focus, LogRhythm and Microsoft (Sentinel); in Application Security include Micro Focus and IBM; in Security Orchestration and Automation Response include Splunk and Palo Alto Networks; in Cloud Security include Palo Alto Networks and Check Point Software Technologies; in Threat Intelligence include Recorded Future and Digital Shadows and finally, while the competition in our professional services business is diverse, our competitors include Mandiant (Google), SecureWorks and NCC Group.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the nine months ended September 30, 2022 and 2021, operations located outside of North America generated 21% and 19%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
•increased exposure to climate change, natural disasters, acts of war (including the Russia-Ukraine war), terrorism, epidemics, or pandemics and other health crises, including the ongoing COVID-19 pandemic; and
•costs of compliance with multiple and possibly overlapping tax structures.
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
Further, in late February 2022, Russian military forces launched a significant military action against Ukraine. While our business and operations have not been significantly impacted, it is not possible to predict the broader or longer-term consequences of this crisis. Consequences of the crisis could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. There can be no assurance that the Russia-Ukraine war, including any resulting sanctions, export controls or other restrictive actions, will not have a material adverse impact on our future operations and results.
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
We also intend to increase our investment in research and development, sales and marketing, general and administrative functions and other areas to grow our business. We are likely to recognize the costs associated with these increased investments earlier than some of the anticipated benefits and the return on these investments may be lower, or may develop more slowly, than we expect, which could adversely affect our operating results.
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
We have provided and may continue to provide guidance about our business, future operating results and key metrics, including ARR. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of the COVID-19 pandemic and the associated economic uncertainty on our business and the timing and scope of economic recovery globally, which are inherently difficult to predict. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. This guidance, which inherently consists of forward-looking statements, is also qualified by, and subject to, assumptions, estimates and expectations as of the date given. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements including the risks described in this Risk Factors section and in the Risk Factors section of our future SEC filings. It can be expected that some or all of the assumptions, estimates and expectations of any guidance we have furnished will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance.

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
We generate a portion of our revenue from our vulnerability management offerings that help organizations achieve and maintain compliance with regulations and industry standards both domestically and internationally. For example, many of our customers subscribe to our vulnerability management offerings to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council (the “PCI Council”), which apply to companies that process, transmit or store cardholder data. In addition, our vulnerability management offerings are used by customers in the healthcare industry to help them comply with numerous federal and state laws and regulations related to patient privacy. In particular, HIPAA, and the 2009 Health Information Technology for Economic and Clinical Health Act include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. The foregoing and other state, federal and international legal and regulatory regimes may affect our customers’ requirements for, and demand for, our products and professional services. Governments and industry organizations, such as the PCI Council, may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our products. If we are unable to adapt our products to changing legal and regulatory standards or other requirements in a timely manner, or if our products fail to assist with, or expedite, our customers’ cybersecurity defense and compliance efforts, our customers may lose confidence in our products and could switch to products offered by our competitors or threaten or bring legal actions against us. In addition, if laws, regulations or standards related to data security, vulnerability management and other IT security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our products. In any of these cases, our revenue and operating results could be harmed.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the nine months ended September 30, 2022 and 2021 we incurred 17% and 15%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the nine months ended September 30, 2022 and 2021, 10% and 9%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may fluctuate in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We enter into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
Like other U.S.-based IT security products, our products are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of these products must be made in compliance with these laws and regulations. Although we take precautions to prevent our products from being provided in violation of these laws, our products could be provided inadvertently in violation of such laws, despite the precautions we take. Compliance with these laws and regulations is complex, and if we were to fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil and criminal penalties, including fines for our company and responsible employees or managers, and, in extreme cases, incarceration of responsible employees and managers and the possible loss of export privileges. Complying with export control laws and regulations, including obtaining the necessary licenses or authorizations, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in export or import laws and regulations, shifts in the enforcement or scope of existing laws and regulations, or changes in the countries, governments, persons, products or services targeted by such laws and regulations, could also result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers. For example, in response to the Russia-Ukraine war, countries such as Canada, the United Kingdom, the European Union, the United States and other countries and organizations have implemented new and stricter sanctions and export controls against officials, individuals, regions, and industries in Russia, Ukraine and Belarus. Each country’s potential response to such sanctions, export controls, tensions, and military actions could damage or disrupt international commerce and the global economy and could have a material adverse effect on our business and results of operations or impact our ability to continue to operate in affected regions.
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
Additionally, the growth in state sponsored cyber activity, including those actions taken in connections with the Russia-Ukraine war, demonstrates the increasing sophistication and evolution of cyber threats. As a result, we may be unable to anticipate the techniques used or implement adequate measures to prevent an electronic intrusion into our customers through our cloud platform or to prevent breaches and other security incidents affecting our cloud platform, internal networks, systems or data. Further, once identified, we may be unable to remediate or otherwise respond to a breach or other incident in a timely manner. Actual or perceived security breaches of our cloud platform could result in actual or perceived breaches of our customers’ networks and systems.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $145.00 through October 31, 2022. Factors that may affect the market price of our common stock include:

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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 10, Debt, to our consolidated financial statements, during the six months ended June 30, 2022, the 2025 Notes were convertible at the option of the holders. During this period an immaterial principal amount of the

2025 Notes were requested for conversion and settled in cash. As of September 30, 2022, the 2025 Notes and the 2027 Notes were not convertible at the option of the holder. Whether the Notes will be convertible following the fiscal quarter ending September 30, 2022, will depend on the future satisfaction of a conversion condition. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 10, Debt, as of September 30, 2022, the 2025 Notes and the 2027 Notes were not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

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
In addition, our facilities and those of our third-party data centers and hosting providers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war (including the Russia-Ukraine war), terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a public health crisis, climate change, natural disaster, power failure or an act of terrorism, vandalism or other misconduct, a decision by a third party to close a facility on which we rely without adequate notice, or other unanticipated problems could result in lengthy interruptions in provision or delivery of our products, potentially leaving our customers vulnerable to cyber attacks. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.
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
•require the approval of the holders of a majority of the voting power of all of the then-outstanding shares of capital stock of the Company entitled to vote generally at an election of directors, voting together as a single class, to adopt, amend or repeal our amended and restated bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;
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

RAPID7, INC.

Date: November 3, 2022	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)