Form 10-K
period 2022-12-31
Rapid7, Inc.
filed 2023-02-24
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on a closing price of $66.80 per share of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2022, was approximately $3,860,661,578. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. The number of shares of registrant’s common stock outstanding as of February 17, 2023 was 60,040,675.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
• uncertain impacts that changes in overall level of software spending and ongoing volatility in the global economy as well as effects of inflation and increased interest rates may have on our business, strategy, operating results, financial condition and cash flows;
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
•Our business and operations have experienced significant growth, and if we do not appropriately manage any future growth, or are unable to maintain and scale our infrastructure, systems and processes, our business and results of operations may be negatively affected.
•Prolonged economic uncertainties or downturns could adversely affect our business.
•Real or perceived failures, errors or defects in our solutions could adversely affect our brand and reputation, which could have an adverse effect on our business and results of operations.
•Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliable performance of our products and network infrastructure.
•Our business and growth depend substantially on customers renewing and expanding their subscriptions with us. Any decline in our customer renewals or failure to convince customers to expand their use of our subscription offerings could adversely affect our future operating results.
•If we or our third party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our reputation may be harmed, demand for our solutions may be reduced and we may incur significant liabilities.
•We face intense competition in our market, which could adversely affect our business, financial condition, and results of operations.
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
•If our customers are unable to implement our products successfully or we fail to maintain high quality customer support, customer perceptions of our offerings may be impaired or our reputation and brand may suffer.
•We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.
•If we are not able to maintain and enhance our brand, our business and operating results may be adversely affected.
•We use third-party software and data to operate certain functions of our business and deliver our offerings that may be difficult to replace or that may cause errors or failures of our solutions, which could lead to lost customers or harm to our reputation and our operating results.
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
The summary risk factors described above should be read together with the text of the full risk factors below in the section entitled "Risk Factors" and the other information set forth in this Annual Report on Form 10-K (“Form 10-K”), including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (“SEC”). The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not precisely known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

PART I
Item 1. Business
Overview
Rapid7 is on a mission to create a safer digital world by making cybersecurity simpler and more accessible. We empower security professionals to manage a modern attack surface through our best-in-class technology, leading-edge research, and broad, strategic expertise. Our comprehensive security solutions help our customers unite cloud risk management and threat detection to reduce attack surfaces and eliminate threats with speed and precision.
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
We believe as cybersecurity challenges continue to rise exponentially, two key factors can prevent organizations from effectively managing their growing security exposure. First, the tools to manage complex security problems are often equally complicated to use. Second, there is a scarcity of cybersecurity professionals who are qualified to successfully manage these sophisticated tools. These two factors compound the difficulties that resource-constrained organizations face when attempting to minimize their security exposure, meet security compliance regulations, and provide visibility to their leadership. We call the expanding divide between risk created through innovation and risk effectively managed by security teams the security achievement gap.
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
As of December 31, 2022, we had more than 10,000 customers that rely on Rapid7 technology, services, and research to improve security outcomes and securely advance their organizations. We have experienced strong revenue growth with revenue increasing from $244.1 million in 2018 to $685.1 million in 2022, representing a 29% compound annual growth rate.
In 2022, 2021 and 2020 recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 94%, 92% and 90%, respectively, of total revenue. We incurred net losses of $124.7 million, $146.3 million and $98.8 million in 2022, 2021 and 2020, respectively, as we continued to invest for long-term growth.
Our Solutions
We offer products across multiple pillars on our Insight Platform:
•Incident Detection and Response: Our industry-leading Incident Detection and Response (“IDR”) solutions are designed to enable organizations to rapidly detect and respond to cybersecurity incidents and breaches across physical, virtual, and cloud assets. Equipped with user behavior analytics (“UBA”), attacker behavior analytics (“ABA”), network traffic analysis (“NTA”), end-point detection and response (“EDR”) and deception technology, our Extended Detection and Response (“XDR”) solution is designed to provide comprehensive network visibility and accelerate threat investigation and response.
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
•Vulnerability Risk Management: Our industry-leading Vulnerability Risk Management (“VRM”) solutions provide clarity into risk across traditional and modern IT environments, and the capabilities and data to influence remediation teams and track progress. With built-in risk prioritization, IT-integrated remediation projects, tracking of goals and service level agreements, and pre-built automation workflows, our solutions are designed to not just enumerate risk, but also accelerate risk mitigation.
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
•Security Orchestration and Automation Response: Our Security Orchestration and Automation Response (“SOAR”) solutions allow security teams to connect disparate solutions within their cybersecurity, IT and development operations and build automated workflows, without requiring code, to eliminate repetitive, manual and labor-intensive tasks, resulting in measurable time and cost savings.
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
Insight Platform's Features:
Visibility: The Insight Platform allows security professionals to collect data once across their IT environment, enabling Security, IT, and development operations (“DevOps”) teams to collaborate effectively as they analyze shared data.
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
•Network Traffic Analysis: Network flow data illuminates environments and helps accelerate investigations. Our lightweight Network Sensor passively analyzes raw traffic to increase visibility into user activity, pinpoint real threats, and accelerate investigations with granular detail of attacker movement.

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
Analytics: Increasing IT environment complexity coupled with a severe lack of cybersecurity professionals is overwhelming security and IT teams, who are struggling to deal with false positives and maintain adequate levels of cybersecurity. Our Insight Platform addresses these challenges with the following features:
•User and Attacker Behavior Analytics: Our Insight Platform incorporates extensive user behavior analytics (“UBA”) and attacker behavior analytics (“ABA”) to provide rapid context around users, attackers and assets involved in an incident, enabling organizations to more quickly respond to, contain and mitigate breaches. Our platform incorporates comprehensive UBA to create a behavior profile for each user and correlates every event with a user, asset or application to detect compromised credentials, lateral movement and other malicious behavior.
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
Insight Platform Product Offerings
We offer our Insight Platform solutions as software-as-a-service products, on a subscription basis. Our Insight Platform products are available globally and reduce the need for customers to manage large, complex, data infrastructure. We offer the following cloud products across the main pillars of Security Operations (“SecOps”):
InsightIDR: InsightIDR, our unified extended detection and response (“XDR”) and next-gen security information and event management (“SIEM”) solution, is designed to enable organizations to rapidly detect and respond to cybersecurity incidents and breaches across the entirety of their modern environment.

InsightIDR unifies SIEM, UEBA, EDR, NTA, and cloud detection to detect stealthy attacks across today’s complex networks. It analyzes the billions of events that occur daily in organizations to reduce them to the important behaviors and deliver high-fidelity and prioritized alerts. In addition to identifying stealthy attacks, InsightIDR reduces the signal-to-noise ratio to deliver reliable, high-context alerts and reduce the time to investigate with its correlation engine, powerful search and forensic capabilities.
InsightIDR is designed to provide a cost-effective response to the need for a modern SIEM or XDR solution. With our Metasploit and open source community, research and incident response services, we are continually studying and identifying the latest attacker methods. We have increased accuracy, speed processes, and achieve greater confidence, even as attacker methods change. With diverse detection capabilities across known and unknown threats, unique intelligence, and constant curation, InsightIDR customers benefit from an always up-to-date library of detections and coverage against the most evasive and emergent threats.
Unlike most SIEMs, InsightIDR also provides expertly vetted recommendations with every alert and a number of prebuilt workflows and automation capabilities - giving customers the ability to respond quickly and confidently, reducing mean time to respond (“MTTR”). Prebuilt workflows span a number of use cases - including productivity and ticketing workflows, user and asset containment, threat enrichment and more - helping SecOps teams realize greater efficiency and gain time back.
While InsightIDR is optimized to drive ultimate efficiency for resource constrained teams, customers with greater security maturity can also have access to a number of advanced modules to unlock expanded use cases. Enhanced Network Traffic Analysis continuously monitors network traffic at any location or site across your network - east / west and north / south. This data not only increases visibility across the attack surface and detects intrusions or other potential security events, it also is incredibly difficult for attackers to tamper with - making it an excellent source of forensic evidence and information. With Enhanced Endpoint Telemetry, InsightIDR collects detailed process activity logs off every endpoint, providing visibility into all endpoint activity whether events occurred before, during, or after a detection. With this holistic view into endpoint activity, customers can unlock custom use cases and enrich investigations in InsightIDR.
InsightIDR is offered through a cloud-based subscription. Customers that seek greater support and expertise also have the option of leveraging our Managed Detection and Response (“MDR”) service, an outsourced service that leverages elite security experts to deliver 24 x 7 x 365 monitoring of your environment and a first line of defense and triage against attacks. When attacks are found, customers are promptly informed of all known details and our team moves to incident response, providing security teams with detailed, easy-to-follow remediation steps tailored to the environment. This MDR service is powered by InsightIDR - providing a real-time feedback loop and constant vetting of our technology. This infused expertise means that even software only customers benefit from having the insights, input, and vetting of experts across all of our detections, investigation capabilities, and overall user experience.
InsightCloudSec: InsightCloudSec, our cloud risk and compliance management platform, enables customers to securely accelerate cloud adoption with continuous security and compliance throughout the entire software development lifecycle.
InsightCloudSec is a fully-integrated solution that integrates posture management, workload protection, infrastructure entitlements management, infrastructure-as-code security, and Kubernetes protection. It helps Security and DevOps teams surface risk in cloud and container environments, shift their cloud security program earlier in the development lifecycle, and automate workflows to speed up remediation and implement cost-saving efforts. Integrating best-of-breed technologies, InsightCloudSec provides unified visibility and robust context across multi-cloud environments to analyze, prioritize, and remediate issues as they arise.
By performing real-time, continuous discovery and analysis of cloud and container resources, we allow customers to identify security risks, threats and policy compliance violations such as data breaches, malicious insiders, account hijacking, insecure interfaces, and weak authentication. InsightCloudSec can then take automatic action to remediate identified issues based on user-defined and/or automated parameters before they are exploited by a malicious actor.
InsightCloudSec is offered through a cloud-based subscription.
InsightVM: Leveraging the power of our Insight Platform, InsightVM helps organizations to discover and remediate vulnerability risk across their network in a fully available, scalable, and efficient manner.
InsightVM is designed to provide continuous visibility across a company’s IT environment through lightweight agents and prioritize those vulnerabilities using our real risk score with an integrated threat feed - including CVSS scores, malware exposure, exploit exposure and ease of use, and vulnerability age - which provides organizations with the business context of vulnerabilities to focus on what is most important. Customers can visualize these risk scores through Live Dashboards and our IT-integrated remediation projects help to assign and track remediation duties and provide continuous visibility into how well issues are being fixed. In-product integrations include ServiceNow, IBM Bigfix, Microsoft SCCM and Jira ticketing systems.

InsightVM is offered through a cloud-based subscription or as a managed service. The managed service is known as Managed Vulnerability Risk Management, which provides our resource constrained customers with a fully outsourced option for leveraging our innovation, expertise and technology.
InsightAppSec: InsightAppSec provides comprehensive dynamic application security testing (“DAST”) that continuously analyzes web applications for security weaknesses and vulnerabilities. InsightAppSec assesses web applications with both out of the box and custom attack modules such as scanning for OWASP Top 10 and Out of Band injections. InsightAppSec also allows security teams to easily partner with key remediators with our Attack Replay functionality and integrations with CI/CD pipeline and key ticketing systems.
InsightAppSec is offered on a cloud-based subscription basis. For customers that seek greater support and expertise, they can leverage our Managed Application Security (“MAS”) solution which is powered by InsightAppSec and supported by experts.
InsightConnect: InsightConnect is our SOAR solution that is used by security professionals to connect their many disparate solutions and automate workflows to increase the speed with which they can identify risk and respond to incidents, and accelerate communication workflows with key remediators, such as development teams. With a growing library of over 500 integration plugins and easily customizable pre-built workflows, it allows our customers to automate manual and tedious tasks, while still leveraging their expertise when it is most critical, thereby saving time and improving efficiency. InsightConnect is offered on a cloud-based subscription basis.
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
Professional Services
Our professional services offerings enhance our ability to serve as a trusted advisor in assisting organizations to think proactively about their security programs and implement strategic, analytics-driven security strategies. We believe that our role as a trusted advisor helps drive better security outcomes for our customers, as well as loyalty and further usage of our products. Our professional services offerings include, but are not limited to, Penetration Testing, Cybersecurity Maturity Assessments, Security & Incident Response Program Development Services, IoT & Internet Embedded Device testing as well as Threat Modeling, TableTop Exercises and Incident Response services. In addition, we offer deployment and training services related to our platform, to further help customers operationalize and customize their platform experience. For example, our Cybersecurity Maturity Assessments provide our customers with a view of their current security posture, an objective review of their existing plans, and a guide to their strategic planning. By accessing our security talent, we help organizations develop an approach and road map to further mature and strengthen their program efforts - often simplifying the otherwise complex.
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
    Sales: Our sales teams focus on both new customer acquisition as well as upselling and cross-selling additional offerings to our existing customers. Our sales teams are organized by geography, consisting of the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”), as well as by target organization size. Our sales team consists of a mix of inside sales and field sales professionals, that sell to small, medium and large customers. Our highly technical sales engineers help define customer use cases, manage solution evaluations and train channel partners.
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
We generated 57%, 52%, and 47% of sales from channel partners, in 2022, 2021, and 2020, respectively. Our revenue is not concentrated with any individual channel partner as no channel partner represented more than 10% of our revenue in 2022, 2021 or 2020.
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
Consolidation Offerings: In addition to offering compelling platform technology, our consolidation offerings are refining how our salesforce goes to market. For example, our Threat Complete and Cloud Risk Complete consolidation offerings lean into vendor consolidation as well as the prioritization of security budgets around critical spending areas that include Detection & Response and Cloud Security. Threat Complete enables customers to consolidate our expert-driven threat detection and response solution along with unlimited VM coverage together in one platform subscription. Cloud Risk Complete is our cloud-centered risk visibility offering, which consolidates visibility across customers’ on-prem, cloud, and external environments, at various stages of transition to the cloud. It enables use of Cloud and Application Security with unlimited VM coverage together in one platform subscription. These consolidation offerings are part of the realignment of our sales strategy, and an important step in advancing our platform selling motion.
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
Velociraptor Open Source DFIR: Velociraptor is a unique, advanced open-source endpoint monitoring, digital forensic and cyber response platform. It was developed by Digital Forensic and Incident Response (“DFIR”) professionals who needed a powerful and efficient way to hunt for specific artifacts and monitor activities across fleets of endpoints.
Velociraptor provides you with the ability to more effectively respond to a wide range of digital forensic and cyber incident response investigations and data breaches such as:
•Reconstruct attacker activities through digital forensic analysis
•Hunt for evidence of sophisticated adversaries
•Investigate malware outbreaks and other suspicious network activities
•Monitor continuously for suspicious user activities, such as files copied to USB devices
•Discover whether disclosure of confidential information occurred outside the network
•Gather endpoint data over time for use in threat hunting and future investigations
Velociraptor’s power and flexibility comes from the Velociraptor Query Language (“VQL”). VQL is a framework for creating highly customized artifacts, which allow you to collect, query, and monitor almost any aspect of an endpoint, groups of endpoints, or an entire network. It can also be used to create continuous monitoring rules on the endpoint, as well as automate tasks on the server.
Our Customers
Our customer base has grown from approximately 8,700 customers at the end of 2020 to more than 10,000 customers as of December 31, 2022, in 146 countries, including 48% of the organizations in the Fortune 100. We define a customer as any entity that has an active Rapid7 recurring revenue contract as of the specified measurement date, excluding InsightOps and Logentries only customers with a contract value less than $2,400 per year.
Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services, with customers in the services industry representing our largest industry in 2022 at 17% of our revenue. In 2022, 43% of our revenue was generated from enterprises, which we define as organizations that have either annual revenue greater than $1.0 billion or more than 2,500 employees, and the balance was generated from middle-market and small organizations.
Our revenue is not concentrated with any individual customer and no customer represented more than 1% of our revenue in 2022, 2021 or 2020.
Our Competition
The markets we operate in are highly competitive, fragmented, and subject to technology change and innovation. Our primary competitors in XDR and SIEM include CrowdStrike, Exabeam, LogRhythm, Microsoft, and Splunk; in Cloud Security include Orca Security, Palo Alto Networks, and Wiz; in Vulnerability Risk Management include Qualys and Tenable; in Application Security include IBM and Micro Focus; in Threat Intelligence include Digital Shadows and Recorded Future and finally, while the competition in our professional services business is diverse, our competitors include Crowdstrike, Mandiant (Google), and SecureWorks.
We compete on the basis of a number of factors, including:
•product functionality;
•breadth of offerings;
•depth and expertise of our security service providers;
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
As of December 31, 2022, we had 2,623 full-time employees, including 497 in product and service delivery and support, 1,031 in sales and marketing, 780 in research and development and 315 in general and administrative. As of December 31, 2022, we had 1,672 full-time employees in the U.S. and 951 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
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
As an initial response to the COVID-19 pandemic, we implemented significant changes, including having the vast majority of our employees work from home and providing regular testing for employees continuing critical on-site work. Over the course of 2022, we evolved to a hybrid-first model, in which employees who are assigned to an office can divide their work between the office and home. We are actively iterating our approach to support new ways of working and evolving the employee experience. Moving forward we intend to continue with a hybrid-first work model through which we balance our view that the office remains a critical environment for mentorship, career development and the kinds of lasting bonds that create a great work culture, with flexibility and trust in our employees to work with their teams to find the right model that allows us to deliver for our customers.
Talent Development
We believe in investing in the growth and development of all of our employees so they may build the career experience of their lifetime. “Never Done” is one of our core values, and our employees take advantage of a myriad of opportunities for continuous learning, both through internal training and development experiences, on-demand learning modules, and access to content-specific curriculum based on need and interest. We have designed and implemented learning experiences for our employees at every stage of their careers. including personalized leadership development experiences that build capabilities for both non-technical and technical leaders at each stage of the leadership journey. These experiences align to our core values and promote the leadership skills and behaviors we believe are critical to the success of our mission, customers, and development of our people. As a supporter of internal career growth, we actively mentor and invest in the pipeline of our future leaders. Additionally, new employees engage in our 90-day onboarding experience, Making the Band, which is intended to support the embodiment of our core values, and shorten their time to create impact.
To supplement our internal learning experiences, as well as provide opportunities for independent study, employees have access to online education tools, including a digital library, to build the necessary skills to pursue additional certifications related to one’s role. To further invest in the future of cybersecurity and to deliver on our company mission, we created a platform that includes the most recent product training materials, as well as makes certification exams available at zero cost. Electronic certificates can be published to an employee’s LinkedIn professional profile, and the CPEs associated with the exam and learning materials help cybersecurity professionals maintain their minimum “continuing development” points for their professional certifications such as Certified Information Systems Security Professional, Global Information Assurance Certification and Certified Professional Hacker. We believe our investment in these resources, along with flexible working environments, will support our employees in their pursuit of lifelong learning.
We believe we will positively impact the experience of our customers by focusing on the development and engagement of our employees.
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
Several years ago, we set out to ensure we were creating a more diverse workforce population, while simultaneously ensuring we are creating the best possible environment for everyone to thrive. Specifically, we sought to increase the number of under-represented groups (in particular women and people of color) to 50% of the employee base in the U.S. Having achieved those goals in 2021, we focused on increasing our global population of women to 35% and investing in our recruiting and retaining of employees who identify as Black, Latinx or multi-racial, with the goal of increasing our U.S. population of this demographic to 18%. While we had originally expected to achieve these goals by the end of 2022, over the course of the year we adjusted the pace of hiring to better align with our operational performance and profitability goals amidst an evolving economic environment.
Despite these pressures, we still made strides towards our goals. At the end of 2022, we increased our representation of under-represented communities, including Black, Latinx, and those who identify as multi-racial to 14% of U.S. employees. Additionally, 33% of our U.S. employees identify as women, and in our international offices, employees identifying as women make up 30% of our staff.
We aim to promote transparency by publishing our workforce demographic data and encouraging thoughtful discussions across the Company, including through unconscious bias training and a mandatory Global Diversity, Equity and Inclusion e-learning titled “Laying the foundation - Diversity, Equity and Inclusion” which was implemented at the end of 2022. In addition, we continued our efforts to recruit under-represented groups through referrals and beyond the traditional networks from which we previously recruited.
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
Community Involvement & The Rapid7 Cybersecurity Foundation
We give back to the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We partner with a variety of STEM and inclusion-focused programs to promote technology education for all. Beyond contributions of cash, we encourage employee volunteerism at all our locations. In 2021, we formed the Rapid7 Cybersecurity Foundation (the “Foundation”). The Foundation’s mission, which aligns closely to that of Rapid7, is to help close the cybersecurity achievement gap by promoting a more diverse and inclusive cyber workforce and advancing security by supporting cybersecurity programs and solutions that are free and open. These include, among others, Hack.Diversity, the Cyber Peace Institute and its program Cyber Peace Builders and Cyversity. After seeding the Foundation with an initial contribution of $1.0 million in 2021, Rapid7 continued its support of the Foundation with an additional investment of $0.5 million in 2022.
In February 2023, Rapid7 and its Foundation announced a multi-year partnership and a $1.5 million dollar commitment to create the Rapid7 Cyber Threat Intelligence Lab at the University of South Florida (“USF”). The goal of the interdisciplinary lab at USF is to catalyze new collaborative research efforts in cyber threat detection, track malicious threat actors through an extensive sensor network, support an inclusive approach to diverse talent development in cybersecurity, and serve as a hub for thought leadership and community-engaged programming both locally and within the global cybersecurity industry.

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

Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, as well as our other public filings with the Securities and Exchange Commission (the “SEC”). The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline. Please also see “Special Note Regarding Forward-Looking Statements.”
Risks Related to Our Business and Industry
Our quarterly operating results may vary from period to period, which could result in our failure to meet expectations with respect to operating results and cause the trading price of our stock to decline.
Our operating results, including the levels of our revenue, annualized recurring revenue (“ARR”), cash flow, deferred revenue and gross margins, have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
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
•the impact of climate change, natural disasters or manmade problems, including terrorism or war (such as the Russia- Ukraine war); and
•future accounting pronouncements or changes in our accounting policies or practices.
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
Our business and operations have experienced significant growth, and if we do not appropriately manage any future growth, or are unable to maintain and scale our infrastructure, systems and processes, our business and results of operations may be negatively affected.
From the year ended December 31, 2018 to the year ended December 31, 2022, our revenue grew from $244.1 million to $685.1 million and our headcount grew from 1,246 to 2,623 employees. Our future growth is dependent upon our ability to continue to meet the expanding needs of our customers and to attract new customers. Although we have experienced rapid growth historically, we cannot provide any assurance that our business will continue to grow at the same rate or at all.
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
To continue to grow and expand our business while meeting the performance and other requirements of our customers, we intend to continue to make significant financial and operational investments. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
•continue to effectively attract, integrate and retain employees, particularly members of our sales and marketing and research and development teams;
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
We have posted a net loss in each year since inception, including net losses of $124.7 million, $146.3 million and $98.8 million in the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $860.7 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
Prolonged economic uncertainties or downturns could adversely affect our business.
Prolonged economic uncertainties or downturns could adversely affect our business operations or financial results. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, inflation, foreign currency exchange rate fluctuations, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster, outbreaks of epidemics or pandemics such as COVID-19, political unrest and social strife, including acts of terrorism, armed conflicts, such as the one between Russia and Ukraine, have caused and could continue to cause a decrease in corporate spending on security offerings or information technology in general and negatively affect the rate of growth of our business.
Our customer base spans a variety of industries, including the business services, energy, financial services, healthcare and pharmaceuticals, technology, manufacturing, media and entertainment, online services, retail, telecommunications and travel and transportation industries. A substantial downturn in any of these industries may cause companies to reduce their capital expenditures in general or by specifically reducing their spending on information technology or security offerings. As a result, our current or prospective customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. For example, due to economic volatility as a result of the continued impact of the ongoing COVID-19 pandemic, inflationary pressures and other global events, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.
In addition, adverse economic conditions, including inflation, may also increase the costs of operating our business, including vendor, supplier and workforce expenses.
We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry or geography. Although we expect that our current cash and cash equivalent balances, including the proceeds of our convertible senior notes offering in March 2021, together with cash flows that are generated from operations and availability under our revolving credit facility, will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if the economic conditions of the general economy or industries in which we operate worsen from present levels, our business operations and financial results could be adversely affected.

Macroeconomic events and conditions, such as those discussed above, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including risks associated with our guidance, our customers, our potential customers, our market opportunity, renewals and sales cycle, among others.
Our business and growth depend substantially on customers renewing and expanding their subscriptions with us. Any decline in our customer renewals or failure to convince customers to expand their use of our subscription offerings could adversely affect our future operating results.
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
We face intense competition in our market, which could adversely affect our business, financial condition, and results of operations.
The market for SecOps solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our primary competitors in XDR and SIEM include CrowdStrike, Exabeam, LogRhythm, Microsoft, and Splunk; in Cloud Security include Orca Security, Palo Alto Networks, and Wiz; in Vulnerability Risk Management include Qualys and Tenable; in Application Security include IBM and Micro Focus; in Threat Intelligence include Digital Shadows and Recorded Future and finally, while the competition in our professional services business is diverse, our competitors include Crowdstrike, Mandiant (Google), and SecureWorks.
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
These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced renewals, reduced revenue and gross margins, and loss of market share. Any failure to address these factors could seriously harm our business and operating results.
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
Our sales cycle may be unpredictable.
The timing of sales of our offerings is difficult to forecast because of the length and unpredictability of our sales cycle, particularly with large enterprises and with respect to certain of our products. We sell our products primarily to IT departments that are managing a growing set of user and compliance demands, which has increased the complexity of customer requirements to be met and confirmed during the sales cycle and prolonged our sales cycle. Further, the length of time that potential customers devote to their testing and evaluation, contract negotiation and budgeting processes varies significantly, depending on the size of the organization, budgetary constraints, nature of the product or service under consideration and the seniority of the approval required. In addition, we might devote substantial time and effort to a particular unsuccessful sales effort, and as a result, we could lose other sales opportunities or incur expenses that are not offset by an increase in revenue, which could harm our business.
To date, we have derived a significant amount of our revenue from customers using our vulnerability management offerings. If we are unable to renew or increase sales of our vulnerability management offerings, or if we are unable to increase sales of our other offerings, our business and operating results could be adversely affected.
Although we continue to introduce and acquire new products and professional services, we derive and expect to continue to derive a significant amount of our revenue from customers using certain of our vulnerability management offerings (“VM”), InsightVM, Nexpose and Metasploit. Approximately half of our revenue was attributable to InsightVM, Nexpose and Metasploit for the year ended December 31, 2022. As a result, our operating results could suffer due to:
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
•our inability to release enhanced versions of our vulnerability management offerings on a timely basis in response to the dynamic threat landscape; and
•a decline in overall IT spending due to inflation, weakness or deterioration in global macroeconomic and market conditions and foreign currency exchange rate pressure.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the years ended December 31, 2022, 2021 and 2020, operations located outside of North America generated 21%, 19% and 17%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
If our customers are unable to implement our products successfully or we fail to maintain high quality customer support, customer perceptions of our offerings may be impaired or our reputation and brand may suffer.
Our products are deployed in a wide variety of IT environments, including large-scale, complex infrastructures, and we often must assist our customers in achieving successful implementations for such large, complex deployments. In the past, some of our customers have experienced difficulties implementing our products and may experience implementation difficulties in the future. If our customers are unable to implement our products successfully, customer perceptions of our offerings may be impaired or our reputation and brand may suffer.
In addition, in order for our products to achieve their functional potential, our products must effectively integrate into our customers’ IT infrastructures, which have different specifications, utilize varied protocol standards, deploy products from multiple different vendors and contain multiple layers of products that have been added over time. Our customers’ IT infrastructures are also dynamic, with a myriad of devices and endpoints entering and exiting the customers’ IT systems on a regular basis, including remote devices, and our products must be able to effectively adapt to and track these changes. We must be able to interoperate and provide our security offerings to customers with these highly complex and customized networks, which requires significant coordination between our customers, our customer support teams and our channel partners.
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
We have provided and may continue to provide guidance about our business, future operating results and key metrics, including ARR. In developing this guidance, our management must make certain assumptions and judgments about our future performance. Some of those key assumptions relate to the impact of macroeconomic pressures on our business and the timing and scope of economic recovery globally, which are inherently difficult to predict. While presented with numerical specificity, this guidance is necessarily speculative in nature, and is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions or economic conditions, some of which may change. This guidance, which inherently consists of forward-looking statements, is also qualified by, and subject to, assumptions, estimates and expectations as of the date given. Forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements including the risks described in this Risk Factors section and in the Risk Factors section of our future SEC filings. It can be expected that some or all of the assumptions, estimates and expectations of any guidance we have furnished will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release of such guidance.
Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such projections or that consensus due to a number of factors, many of which are outside of our control, including due to the global economic uncertainty and financial market conditions which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.
If we are unable to maintain successful relationships with our channel partners, our business operations, financial results and growth prospects could be adversely affected.
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We anticipate that we will continue to rely on these partners in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. For the years ended December 31, 2022, 2021 and 2020, we derived approximately 57%, 52%, and 47%, respectively, of our revenue from sales of products and professional services through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Our agreements with our channel partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our products and professional services, our ability to grow our business and sell our products and professional services, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and professional services or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and professional services or increased revenue.

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
We use third-party software and data to operate certain functions of our business and deliver our offerings that may be difficult to replace or that may cause errors or failures of our solutions, which could lead to lost customers or harm to our reputation and our operating results.
We use software vendors to operate certain critical functions of our business, including financial management, customer relationship management and human resource management. If we experience difficulties in implementing new software or if these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, our expenses could increase, our ability to manage our finances could be interrupted and our processes for managing sales of our solutions and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and integrated, all of which could harm our business.
Additionally, we license third-party software and security and compliance data from various third parties to utilize in our solutions to deliver our offerings. In the future, this software or data may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of this software or data could result in delays in the provisioning of our offerings until equivalent technology or data is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of this third-party software could result in errors or defects in our products or cause our products to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs.
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
Selling to government entities can be highly competitive, expensive and time consuming, and often requires significant upfront time and expense without any assurance that we will win a sale. Government demand and payment for our products and professional services may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. Government entities also have heightened sensitivity surrounding the purchase of cybersecurity solutions due to the critical importance of their IT infrastructures, the nature of the information contained within those infrastructures and the fact that they are highly-visible targets for cyber attacks. For example, the conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia. Accordingly, increasing sales of our products and professional services to government entities may be more challenging than selling to commercial organizations. Further, in the course of providing our products and professional services to government entities, our employees and those of our channel partners may be exposed to sensitive government information. Any failure by us or our channel partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance. Additionally, in the United States, federal government agencies may promulgate regulations, and the President may issue executive orders, requiring federal contractors to adhere to different or additional requirements after a contract is signed. If we do not meet applicable requirements of law or contract, we could be subject to significant liability from our customers or regulators.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the years ended December 31, 2022, 2021 and 2020 we incurred 16%, 15% and 12%, respectively, of our expenses outside of the

United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the years ended December 31, 2022, 2021 and 2020, 10%, 10% and 9%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may fluctuate in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We enter into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
As of December 31, 2022, we had federal and state net operating loss carryforwards (“NOLs”), of $450.5 million and $345.4 million, respectively, available to offset future taxable income, which expire in various years beginning in 2023 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percentage point ownership change over a three-year testing period. Based upon our historical analysis, we determined that although a limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.
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
If our products or professional services fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, or if our products or professional services fail to identify and respond to new and increasingly complex methods of cyber attacks, our business and reputation may suffer. There is no guarantee that our products or professional services will detect all vulnerabilities and threats, especially in light of the rapidly changing security landscape to which we must respond, including the constantly evolving techniques used by attackers to access or sabotage data. For example, the conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia. If we fail to update our solutions in a timely or effective manner to respond to these threats, our customers could experience security breaches. Many federal, state and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our solutions. An actual or perceived security breach or theft of sensitive data of one of our customers, regardless of whether the breach is attributable to the failure of our products or professional services, could adversely affect the market’s perception of our offerings and subject us to legal claims.
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
In the United States, federal, state and local governments have enacted numerous data privacy and cybersecurity laws (including data breach notification laws, personal data privacy laws and consumer protection laws). For example, the California Privacy Rights Act, which updated the California Consumer Privacy Act of 2018 (“CCPA”), went into effect on January 1, 2023, (“CPRA”), imposes obligations on businesses, service providers, third parties and contractors to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for non-compliance (up to $7,500 per violation). Other states have proposed data privacy laws which may come into effect. If we become subject to new data privacy or security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $145.00 through February 17, 2023. Factors that may affect the market price of our common stock include:
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
•sales of shares of our common stock by us or our stockholders, including sales and purchases of any common stock issued upon conversion of our convertible senior notes; and
•general economic, regulatory and market conditions and/or market speculation or rumors.
Recently, the stock markets, and in particular the market on which our common stock is listed, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies due to, among other factors, the actions of market participants or other actions outside of our control, including general market volatility. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 10, Debt, to our consolidated financial statements, during the six months ended June 30, 2022, the 2025 Notes were convertible at the option of the holders. During this period an immaterial principal amount of the 2025 Notes were requested for conversion and settled in cash. As of December 31, 2022, the 2025 Notes and the 2027 Notes were not convertible at the option of the holder. Whether the Notes will be convertible following the year ended December 31, 2022, will depend on the future satisfaction of a conversion condition. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the issuance of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying each of the 2023 Notes, the 2025 Notes and the 2027 Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of such Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricings of the respective Notes, including with certain investors in the applicable Notes. The counterparties and/or or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the applicable observation period relating to any conversion of the 2025 Notes on or after November 1, 2024 or relating to any conversion of the 2027 Notes on or after December 15, 2026, in each case that is not in connection with a redemption). We redeemed the 2023 Notes in November 2021. As described elsewhere in this Annual Report on Form 10-K, the 2023 Capped Calls were not redeemed with the redemption of the 2023 Notes. We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Notes and our common stock.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 10, Debt, as of December 31, 2022 the Notes were not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
In addition, while the long-term effects of climate change on the global economy and the technology industry in particular are unclear, we recognize that there are inherent climate related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. Transitional climate change risks that result from a shift to a low-carbon economy may subject us to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business and untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.
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
Anti-takeover provisions in our charter documents, our indenture and under Delaware law could make acquiring us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters occupy approximately 214,000 square feet in Boston, Massachusetts under operating leases that expire in November 2029. We have additional U.S. offices including Los Angeles and San Francisco, California; Austin, Texas; Arlington, Virginia and Tampa, Florida. We also lease various international offices including in Toronto, Canada; Reading, United Kingdom; Belfast, Northern Ireland; Dublin and Galway, Ireland; Tel Aviv, Israel; Melbourne, Australia, Germany and Singapore.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Global Market under the symbol “RPD.”
As of December 31, 2022, there were 36 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company (“DTC”), which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.
The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for an investment of $100 in our common stock, the Nasdaq Global Market and the Nasdaq Computer Index. Data for the Nasdaq Global Market and the Nasdaq Computer Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rapid7, Inc., the NASDAQ Global Market Composite Index
and the NASDAQ Computer Index

$600
$500
$400
$300
$200
$100
$0
12/17
12/18
12/19
12/20
12/21
12/22
Rapid7, Inc.
NASDAQ Global Market Composite
NASDAQ Computer

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Rapid7, Inc.	$100.00	$166.99	$300.21	$483.17	$630.71	$182.10
Nasdaq Global Market Composite	100.00	98.79	132.31	195.39	144.92	68.75
Nasdaq Computer	100.00	96.27	142.73	224.55	285.17	185.29
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Initial Public Offering of Common Stock
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On July 16, 2021, we acquired IntSights Cyber Intelligence Ltd. (“IntSights”) for a purchase price with an aggregate fair value of $322.3 million (the “IntSights Acquisition”). Each of IntSights' founders agreed that the payment of 30% of their portion of the consideration for the IntSights Acquisition (the “Consideration”) would be in the form of an aggregate of 206,608 shares of our common stock. The common stock portion of the Consideration was deferred and to be paid over a thirty-month period following the closing of the IntSights Acquisition (the “Holdback”), subject to certain conditions set forth in the Stock Purchase Agreement (the “Purchase Agreement”).
On December 31, 2022, two of the IntSights Founders voluntarily terminated their employment with us. Pursuant to the Purchase Agreement, upon voluntary termination of employment, we have the right to immediately reacquire any unvested shares that were subject to the Holdback.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet be Purchased Under Programs
December 1 - December 31, 2022	82,771	$0.01	N/A	N/A (1)
(1) These shares were repurchased pursuant to the Purchase Agreement and not in connection with a share repurchase program.
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
Overview
Rapid7 is on a mission to create a safer digital world by making cybersecurity simpler and more accessible. We empower security professionals to manage a modern attack surface through our best-in-class technology, leading-edge research, and broad, strategic expertise. Our comprehensive security solutions help our customers unite cloud risk management and threat detection to reduce attack surfaces and eliminate threats with speed and precision.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of December 31, 2022, we had over 10,000 customers in 146 countries, including 48% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue in 2022, 2021 or 2020.
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

•Licensed software consists of term licenses. When licensed software is purchased, maintenance and support and content subscriptions, as applicable, are bundled with the license for the term period. Our Nexpose, Metasploit and AppSpider products are offered through term software licenses. Our maintenance and support provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide them with real-time access to the latest vulnerabilities and exploits.
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
In 2022, 2021 and 2020 recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 94%, 92% and 90%, respectively, of total revenue.
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

	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Total revenue	$685,083	$535,404	$411,486
Year-over-year growth	28.0%	30.1%	25.9%
Non-GAAP income from operations	$30,386	$7,599	$2,032
Non-GAAP operating margin	4.4%	1.4%	0.5%
Free cash flow	$40,677	$35,053	$(15,045)

	As of December 31,
	2022	2021
	(dollars in thousands)
Annualized recurring revenue (“ARR”)	$714,231	$599,020
Year-over-year growth	19.2%	38.4%
Number of customers	10,929	10,283
Year-over-year growth	6.3%	18.0%
ARR per customer	$65.4	$58.3
Year-over-year growth	12.2%	17.3%
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers. We monitor total revenue and believe it is useful to investors as a measure of the overall success of our business.
Non-GAAP Income from Operations and Non-GAAP Operating Margin. We monitor non-GAAP income from operations and non-GAAP operating margin, non-GAAP financial measures, to analyze our financial results. We believe non-GAAP income from operations and non-GAAP operating margin are useful to investors, as supplements to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance and allowing for greater transparency with respect to metrics used by our management in its financial and operational decision-making. See Non-GAAP Financial Results below for further information on non-GAAP income from operations and a reconciliation of non-GAAP income from operations to the comparable GAAP financial measure.
Free Cash Flow. Free cash flow is a non-GAAP measure that we define as cash provided by operating activities less purchases of property and equipment and capitalization of internal-use software costs. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after necessary capital expenditures. See Non-GAAP Financial Results below for a reconciliation of non-GAAP free cash flow to the comparable GAAP financial measure.
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
ARR per Customer. ARR per customer is defined as ARR divided by the number of customers at the end of the period.
Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per share, adjusted EBITDA and free cash flow. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt discount and issuance costs and certain other items such as acquisition-related expenses, litigation-related expenses and induced conversion expense. Non-GAAP net income (loss) per basic and diluted share is calculated as non-GAAP net income (loss) divided by the weighted average shares used to compute net income (loss) per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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

•Litigation-related expenses. We exclude non-ordinary course litigation expense because we do not consider legal costs and settlement fees incurred in litigation and litigation-related matters of non-ordinary course lawsuits and other disputes to be indicative of our core operating performance. We do not adjust for ordinary course legal expenses, including those expenses resulting from maintaining and enforcing our intellectual property portfolio and license agreements.
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
We define adjusted EBITDA as net loss before (1) interest income, (2) interest expense, (3) other income (expense), net, (4) provision for income taxes, (5) depreciation expense, (6) amortization of intangible assets, (7) stock-based compensation expense, (8) acquisition-related expenses and (9) litigation-related expenses. We believe that the use of adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods.
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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
GAAP total gross profit	$470,734	$366,456	$289,969
Stock-based compensation expense	10,367	6,491	4,298
Amortization of acquired intangible assets	18,493	15,373	8,700
Non-GAAP total gross profit	$499,594	$388,320	$302,967

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
GAAP gross profit – products	$465,323	$360,070	$286,058
Stock-based compensation expense	7,562	4,357	2,740
Amortization of acquired intangible assets	18,493	15,373	8,700
Non-GAAP gross profit – products	$491,378	$379,800	$297,498

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
GAAP gross profit – professional services	$5,411	$6,386	$3,911
Stock-based compensation expense	2,805	2,134	1,558
Non-GAAP gross profit – professional services	$8,216	$8,520	$5,469
The following table reconciles GAAP loss from operations to non-GAAP income from operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
GAAP loss from operations	$(111,614)	$(120,065)	$(74,099)
Stock-based compensation expense	119,902	102,579	63,888
Amortization of acquired intangible assets	21,983	17,305	9,138
Acquisition-related expenses	—	7,211	1,343
Litigation-related expenses	115	569	1,762
Non-GAAP income from operations	$30,386	$7,599	$2,032

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share data)
GAAP net loss	$(124,717)	$(146,334)	$(98,849)
Stock-based compensation expense	119,902	102,579	63,888
Amortization of acquired intangible assets	21,983	17,305	9,138
Acquisition-related expenses	—	16,176	1,343
Litigation-related expenses	115	569	1,762
Amortization of debt discount and issuance costs	4,085	3,982	17,518
Induced conversion expense	—	2,740	—
Non-GAAP net income (loss)	$21,368	$(2,983)	$(5,200)
Interest expense of convertible senior notes (1)	1,500	—	—
Numerator for non-GAAP earnings per share calculation	$22,868	$(2,983)	$(5,200)

Weighted average shares used in GAAP earnings per share calculation, basic	58,552,065	55,270,998	51,036,824
Dilutive effect of convertible senior notes (1)	5,803,831	—	—
Dilutive effect of employee equity incentive plans (2)	1,251,725	—	—
Weighted average shares used in non-GAAP earnings per share calculation, diluted	65,607,621	55,270,998	51,036,824

Non-GAAP net income (loss) per share:
Basic	$0.36	$(0.05)	$(0.10)
Diluted	$0.35	$(0.05)	$(0.10)

(1) We use the if-converted method to compute diluted earnings per share with respect to our convertible senior notes. There was no add-back of interest expense or additional dilutive shares related to the convertible senior notes where the effect was anti-dilutive. On an if-converted basis, for the year ended December 31, 2022, the 2027 convertible senior notes were dilutive and the 2025 convertible senior notes were anti-dilutive.

(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.
The following table reconciles GAAP net loss to adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
GAAP net loss	$(124,717)	$(146,334)	$(98,849)
Interest income	(1,813)	(365)	(1,454)
Interest expense	10,982	14,292	24,137
Other (income) expense, net	1,522	1,921	81
Provision for income taxes	2,412	10,421	1,986
Depreciation expense	13,571	12,342	11,036
Amortization of intangible assets	27,467	21,159	11,595
Stock-based compensation expense	119,902	102,579	63,888
Acquisition-related expenses	—	7,211	1,343
Litigation-related expenses	115	569	1,762
Adjusted EBITDA	$49,441	$23,795	$15,525

The following table reconciles net cash provided by operating activities to free cash flow for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$78,204	$53,917	$4,887
Purchases of property and equipment	(20,382)	(9,010)	(13,802)
Capitalized internal-use software costs	(17,145)	(9,854)	(6,130)
Free cash flow	$40,677	$35,053	$(15,045)
Components of Results of Operations
Revenue
We generate revenue primarily from selling products and professional services through a variety of delivery models to meet the needs of our diverse customer base.
Products
We generate products revenue from the sale of (1) cloud-based subscriptions, (2) managed services offerings, which utilize our products and (3) software licenses with related maintenance and support and content subscription, as applicable. Software license revenue consists of revenues from term licenses. When software licenses are purchased, maintenance and support and content subscription, as applicable, is bundled with the license for the term period.
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

Results of Operations

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$647,535	$500,843	$382,922
Professional services	37,548	34,561	28,564
Total revenue	685,083	535,404	411,486
Cost of revenue:(1)
Products	182,212	140,773	96,864
Professional services	32,137	28,175	24,653
Total cost of revenue	214,349	168,948	121,517
Operating expenses:(1)
Research and development	189,970	160,779	108,568
Sales and marketing	307,409	247,453	195,981
General and administrative	84,969	78,289	59,519
Total operating expenses	582,348	486,521	364,068
Loss from operations	(111,614)	(120,065)	(74,099)
Interest income	1,813	365	1,454
Interest expense	(10,982)	(14,292)	(24,137)
Other income (expense), net	(1,522)	(1,921)	(81)
Loss before income taxes	(122,305)	(135,913)	(96,863)
Provision for income taxes	2,412	10,421	1,986
Net loss	(124,717)	(146,334)	(98,849)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$10,367	$6,491	$4,298
Research and development	49,940	46,622	24,423
Sales and marketing	31,217	23,828	16,826
General and administrative	28,378	25,638	18,341
Total stock-based compensation expense	$119,902	$102,579	$63,888

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$26,520	$21,484	$13,218
Research and development	4,133	3,566	2,844
Sales and marketing	7,742	6,277	4,779
General and administrative	2,643	2,174	1,790
Total depreciation and amortization expense	$41,038	$33,501	$22,631

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2022	2021	2020
Consolidated Statement of Operations Data:
Revenue:
Products	94.5%	93.5%	93.1%
Professional services	5.5	6.5	6.9
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	26.6	26.3	23.5
Professional services	4.7	5.3	6.0
Total cost of revenue	31.3	31.6	29.5
Operating expenses:
Research and development	27.7	30.0	26.4
Sales and marketing	44.9	46.2	47.6
General and administrative	12.4	14.6	14.5
Total operating expenses	85.0	90.8	88.5
Loss from operations	(16.3)	(22.4)	(18.0)
Interest income	0.3	0.1	0.4
Interest expense	(1.6)	(2.7)	(5.9)
Other income (expense), net	(0.2)	(0.4)	—
Loss before income taxes	(17.8)	(25.4)	(23.5)
Provision for income taxes	0.4	1.9	0.5
Net loss	(18.2)%	(27.3)%	(24.0)%
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Revenue

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Products	$647,535	$500,843	$146,692	29.3%
Professional services	37,548	34,561	2,987	8.6
Total revenue	$685,083	$535,404	$149,679	28.0%
Total revenue increased by $149.7 million in 2022 compared to 2021 and consisted of $133.9 million of organic growth and $15.8 million related to the acquisition of IntSights in July 2021. The $133.9 million increase in revenue related to organic growth consisted of a $12.7 million increase in revenue from new customers and a $121.2 million increase in revenue from existing customers. The $121.2 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. All renewals, upsells and cross-sells are considered revenue from existing customers.
The increase in total revenue in 2022 was comprised of $108.7 million generated from sales in North America and $41.0 million generated from sales from the rest of the world.

Cost of Revenue

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Products	$182,212	$140,773	$41,439	29.4%
Professional services	32,137	28,175	3,962	14.1
Total cost of revenue	$214,349	$168,948	$45,401	26.9%
Gross margin %:
Products	71.9%	71.9%
Professional services	14.4	18.5
Total gross margin %	68.7%	68.4%
Total cost of revenue increased by $45.4 million in 2022 compared to 2021, primarily due to a $18.2 million increase in personnel costs, inclusive of a $3.9 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base, as well as $1.5 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021. Our increase in total cost of revenue also included a $14.8 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue, a $5.9 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $3.1 million increase in amortization expense for acquired intangible assets, a $1.6 million increase in amortization expense for capitalized internally-developed software and a $1.8 million increase in other expenses.
Total gross margin percentage increased slightly in 2022 compared to 2021 due to a higher mix of products revenue as compared to professional services revenue. The gross margin for products remained consistent. The decrease in professional services gross margin was due to an increase in personnel cost inclusive of stock-based compensation expense.
Operating Expenses
Research and Development Expense

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Research and development	$189,970	$160,779	$29,191	18.2%
% of revenue	27.7%	30.0%
Research and development expense increased by $29.2 million in 2022 compared to 2021, primarily due to a $18.5 million increase in personnel costs, a $8.1 million increase in allocated overhead driven largely by an increase in IT and facilities costs and a $2.6 million increase in other expenses. The $18.5 million increase in personnel costs was primarily due to a $15.2 million increase in salaries and related costs driven by growth in headcount, inclusive of $5.6 million in additional salaries and related costs attributable to the employees acquired in the acquisitions of IntSights in July 2021, and a $3.3 million increase in stock-based compensation expense.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Sales and marketing	$307,409	$247,453	$59,956	24.2%
% of revenue	44.9%	46.2%
Sales and marketing expense increased by $60.0 million in 2022 compared to 2021, primarily due to a $30.4 million increase in personnel costs, a $10.6 million increase in commission expense, a $10.0 million increase in allocated overhead driven largely by an increase in IT and facilities costs, a $3.2 million increase in marketing and advertising costs, a $1.2 million increase in amortization of acquired intangible assets, a $2.5 million increase in travel and entertainment expense and a $2.1 million increase in other expenses. The $30.4 million increase in personnel costs was primarily due to a $23.0 million increase in salaries and related costs driven by growth in headcount, inclusive of $5.2 million of additional costs attributable to the employees acquired in the IntSights acquisition in July 2021, and a $7.4 million increase in stock-based compensation expense.

General and Administrative Expense

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
General and administrative	$84,969	$78,289	$6,680	8.5%
% of revenue	12.4%	14.6%
General and administrative expense increased by $6.7 million in 2022 compared to 2021, primarily due to a $8.1 million increase in personnel costs due to an increase in headcount, inclusive of a $2.7 million increase in stock-based compensation expense, a $1.2 million increase in allocated overhead driven largely by an increase in IT and facilities costs and a $2.5 million increase in other expenses. These increases were partially offset by a $5.1 million decrease in professional fees primarily due to a decrease in acquisition-related expenses and other professional consulting fees.
Interest Income

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$1,813	$365	$1,448	396.7%
% of revenue	0.3%	0.1%
Interest income increased by $1.4 million in 2022 compared to 2021 primarily due to an increase in interest rates.
Interest Expense

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Interest expense	$(10,982)	$(14,292)	$3,310	(23.2)%
% of revenue	(1.6)%	(2.7)%
Interest expense decreased by $3.3 million in 2022 compared to 2021 primarily due to a $2.7 million decrease of induced conversion expense incurred in conjunction with the partial repurchase of the 2023 Notes in March 2021 and a decrease in contractual interest expense related to the 2023 Notes which were partially repurchased in the first quarter of 2021, with the remaining amount repurchased in the fourth quarter of 2021.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Other income (expense), net	$(1,522)	$(1,921)	$399	(20.8)%
% of revenue	(0.2)%	(0.4)%
Other income (expense), net decreased by $0.4 million in 2022 compared to 2021 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.

Provision for Income Taxes

	Year Ended December 31,		Change
	2022	2021	$	%
	(dollars in thousands)
Provision for income taxes	$2,412	$10,421	$(8,009)	(76.9)%
% of revenue	0.4%	1.9%
Provision for income taxes decreased by $8.0 million in 2022 compared to 2021 primarily due to $9.0 million of tax expense associated with the 2021 intercompany sale of intellectual property as part of post-acquisition tax planning related to the Alcide acquisition, partially offset by an increase of $1.0 million due to our increased operations in foreign jurisdictions.
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
Interest expense decreased by $9.8 million in 2021 compared to 2020 primarily due to a $15.8 million decrease in amortization of debt discount costs as a result of our adoption of ASU 2020-06, partially offset by $2.7 million of induced conversion expense incurred in conjunction with the partial repurchase of the 2023 Notes in March 2021, a $1.0 million increase in contractual interest and a $2.3 million increase in amortization of debt issuance costs related to the 2025 Notes issued in May 2020, the 2027 Notes issued in March 2021 and the revolving credit facility issued in April 2020 and amended in December 2021.
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
Liquidity and Capital Resources
As of December 31, 2022, we had $207.3 million in cash and cash equivalents and $93.9 million of investments that have maturities ranging from 2 to 19 months. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future and as of December 31, 2022 have an accumulated deficit of $860.7 million. Our principal sources of liquidity are cash and cash equivalents, investments and our Credit and Security Agreement (“Credit Agreement”). To date, we have financed our operations primarily through private and public equity financings and issuance of convertible senior notes and through cash generated by operating activities.
We believe that our existing cash and cash equivalents, our investments, our available borrowings under our Credit Agreement and cash generated by operating activities will be sufficient to meet our operating and capital requirements for at least the next 12 months as well as our longer-term expected future cash requirements and obligations. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, office facilities lease obligations, purchase commitments, including our cloud infrastructure services (including with Amazon Web Services (“AWS”)), potential future acquisitions of technology businesses and any election we make to redeem our convertible senior notes.
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
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$165,017	$173,617	$123,413
Net cash provided by operating activities	78,204	53,917	4,887
Net cash used in investing activities	(39,988)	(325,378)	(156,287)
Net cash provided by financing activities	7,416	264,133	200,925
Effects of exchange rates on cash, cash equivalents and restricted cash	(2,845)	(1,272)	679
Cash, cash equivalents and restricted cash at end of period	$207,804	$165,017	$173,617
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $78.2 million of cash in 2022, which reflects continued growth in revenue partially offset by our continued investments in our operations and a net benefit from changes in working capital items. Cash provided by operating activities reflected our net loss of $124.7 million, offset by a decrease in our net operating assets of $39.5 million and non-cash charges of $163.4 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, amortization of debt issuance costs and other non-cash charges. The decrease in our net operating assets was primarily due to a $52.5 million increase in deferred revenue due to increased billings, a $8.0 million increase in accounts payable, an increase in accrued expenses of $3.7 million and a $2.4 million increase in other liabilities, which each had a positive impact on operating cash flow. These factors were partially offset by a $15.9 million increase in deferred contract acquisition and fulfillment costs, a $9.0 million increase in accounts receivable and a $2.2 million increase in prepaid expenses and other assets, which each had a negative impact on operating cash flow.
Operating activities provided $53.9 million of cash in 2021, which reflects continued growth in revenue partially offset by our continued investments in our operations and a net benefit from changes in working capital items. Cash provided by operating activities reflected our net loss of $146.3 million, offset by a decrease in our net operating assets of $55.0 million and non-cash charges of $145.2 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, induced conversion expense, amortization of debt issuance costs and other non-cash charges. The decrease in our net operating assets was primarily due to a $85.6 million increase in deferred revenue due to increased billings, a $19.2 million increase in accrued expenses and a $3.7 million increase in other liabilities, which each had a positive impact on operating cash flow. These factors were partially offset by a $25.5 million increase in accounts receivable, a $22.5 million increase in deferred contract acquisition and fulfillment costs, a $3.4 million increase in prepaid expenses and other assets and a $2.1 million decrease in accounts payable, which each had a negative impact on operating cash flow.
Operating activities provided $4.9 million of cash in 2020, which reflects continued growth in revenue partially offset by our continued investments in our operations and changes in working capital items. Cash provided by operating activities reflected our net loss of $98.8 million and an increase in our net operating assets and liabilities of $3.5 million, offset by $106.7 million of non-cash charges related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt discount and debt issuance costs, provision for doubtful accounts, deferred income taxes and other non-cash charges. The increase in our net operating assets and liabilities was primarily due to a $24.4 million increase in accounts receivable, a $13.4 million increase in deferred contract acquisition and fulfillment costs, a $8.9 million increase in prepaid expenses and other assets, a $2.4 million decrease in accounts payable and a $0.4 million decrease in other liabilities, which each had a negative impact on operating cash flow. These factors were partially offset by a $37.4 million increase in deferred revenue from sales of our products and services and a $8.6 million increase in accrued expenses, which each had a positive impact on operating cash flow.
Investing Activities
Investing activities used $40.0 million of cash in 2022, consisting of $20.4 million in capital expenditures to purchase computer equipment and leasehold improvements, $17.1 million for capitalization of internal-use software costs, $1.5 million of investment purchases, net of sales and maturities, and $1.0 million of other investments.
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
Financing Activities
Financing activities provided $7.4 million of cash in 2022, which consisted primarily of $11.9 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $3.3 million in proceeds from the exercise of stock options, partially offset by $7.5 million in withholding taxes paid for the net share settlement of equity awards and $0.3 million in payments related to the acquisition of Velocidex.
Financing activities provided $264.1 million of cash in 2021, which consisted primarily of $585.0 million in proceeds from the issuance of the 2027 Notes, net of issuance costs paid of $15.0 million, $9.3 million in proceeds from the issuance of common stock purchased by employees under the ESPP and $4.3 million in proceeds from the exercise of stock options, partially offset by $230.0 million for the redemption, repurchase and conversion of the 2023 Notes, $76.0 million for the purchase of 2027 Capped Calls, $16.0 million in withholding taxes paid for the net share settlement of equity awards, $12.1 million for payments related to the acquisitions of DivvyCloud, Alcide and IntSights, and $0.3 million for payments of debt issuance costs.
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

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.
Our significant accounting policies, including those considered to be critical accounting estimates are summarized in Note 2, Summary of Significant Accounting Policies, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Revenue Recognition
We generate revenue primarily from: (1) subscriptions from the sale of cloud-based subscriptions, managed services, term software licenses, content subscriptions and maintenance and support associated with our software licenses and (2) professional services from the sale of our deployment and training services related to our solutions, incident response services, penetration testing and security advisory services.
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
Deferred Contract Acquisition Costs
We defer contract costs that are recoverable and incremental to obtaining customer contracts. Contract costs, which primarily consist of sales commissions, are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Contract costs for a new customer, upsell or cross-sell are amortized on a straight-line basis over an estimated period of benefit of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determined the estimated period of benefit by taking into consideration the contractual term and expected renewals of customer contracts, our technology and other factors, including the fact that commissions paid on renewals are not commensurate with commissions paid on initial sales transactions. Contract costs relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period. Contract costs for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements are one year or less. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. During the years ended December 31, 2022 and 2021, the effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities would not have been material to our financial condition or results of operations.
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
Interest Rate Risk
As of December 31, 2022, we had cash and cash equivalents of $207.3 million consisting of bank deposits and money market funds and investments of $93.9 million consisting of U.S. Government agencies, corporate bonds, commercial paper and agency bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash and cash equivalents and investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments as available-for-sale securities, no gains or losses are recognized due to the changes in interest rates unless securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion feature of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but does not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market prices as of December 31, 2022, the fair values of our 2025 Notes and 2027 Notes were $220.3 million and $468.6 million, respectively.
As of December 31, 2022, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rapid7, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of standalone selling prices of revenue performance obligations
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company recognized products revenue of $647.5 million and professional services revenue of $37.6 million for the year ended December 31, 2022. The Company allocates value to each distinct performance obligation on a relative standalone selling price basis. The Company determines standalone selling price based on pricing objectives, taking into consideration market conditions and other factors, including the geographic locations of customers, negotiated discounts from price lists and selling method.
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
Boston, Massachusetts
February 24, 2023

RAPID7, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$207,287	$164,582
Short-term investments	84,162	58,850
Accounts receivable, net of allowance for credit losses of $2,299 and $1,978 at December 31, 2022 and 2021, respectively	152,045	146,094
Deferred contract acquisition and fulfillment costs, current portion	34,906	29,974
Prepaid expenses and other current assets	31,907	33,236
Total current assets	510,307	432,736
Long-term investments	9,756	34,068
Property and equipment, net	57,891	50,225
Operating lease right-of-use assets	79,342	83,751
Deferred contract acquisition and fulfillment costs, non-current portion	68,169	57,191
Goodwill	515,631	515,258
Intangible assets, net	101,269	111,591
Other assets	16,626	11,191
Total assets	$1,358,991	$1,296,011
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,255	$3,521
Accrued expenses	80,306	82,620
Operating lease liabilities, current portion	12,444	9,630
Deferred revenue, current portion	426,599	372,067
Other current liabilities	1,663	842
Total current liabilities	531,267	468,680
Convertible senior notes, net	815,948	812,063
Operating lease liabilities, non-current portion	85,946	90,865
Deferred revenue, non-current portion	31,040	33,056
Other long-term liabilities	14,864	17,342
Total liabilities	1,479,065	1,422,006
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at December 31, 2022 and 2021; 0 shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at December 31, 2022 and 2021; 60,206,277 and 58,181,816 shares issued at December 31, 2022 and 2021, respectively; 59,719,469 and 57,695,008 shares outstanding at December 31, 2022 and 2021, respectively	597	577
Treasury stock, at cost, 486,808 shares at December 31, 2022 and 2021	(4,764)	(4,764)
Additional paid-in-capital	746,249	615,032
Accumulated other comprehensive loss	(1,411)	(812)
Accumulated deficit	(860,745)	(736,028)
Total stockholders’ equity (deficit)	(120,074)	(125,995)
Total liabilities and stockholders’ equity (deficit)	$1,358,991	$1,296,011
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Products	$647,535	$500,843	$382,922
Professional services	37,548	34,561	28,564
Total revenue	685,083	535,404	411,486
Cost of revenue:
Products	182,212	140,773	96,864
Professional services	32,137	28,175	24,653
Total cost of revenue	214,349	168,948	121,517
Total gross profit	470,734	366,456	289,969
Operating expenses:
Research and development	189,970	160,779	108,568
Sales and marketing	307,409	247,453	195,981
General and administrative	84,969	78,289	59,519
Total operating expenses	582,348	486,521	364,068
Loss from operations	(111,614)	(120,065)	(74,099)
Other income (expense), net:
Interest income	1,813	365	1,454
Interest expense	(10,982)	(14,292)	(24,137)
Other income (expense), net	(1,522)	(1,921)	(81)
Loss before income taxes	(122,305)	(135,913)	(96,863)
Provision for income taxes	2,412	10,421	1,986
Net loss	$(124,717)	$(146,334)	$(98,849)
Net loss per share, basic and diluted	$(2.13)	$(2.65)	$(1.94)
Weighted-average common shares outstanding, basic and diluted	58,552,065	55,270,998	51,036,824
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(124,717)	$(146,334)	$(98,849)
Other comprehensive (loss) income:
Change in fair value of cash flow hedges	(3,874)	(86)	(170)
Adjustment for net losses (gains) realized on cash flow hedges and included in net loss	4,053	—	(21)
Total change in unrealized gains (losses) on cash flow hedges	179	(86)	(191)
Change in unrealized (losses) gains on investments	(778)	(1,043)	432
Adjustment for net gains realized and included in net loss	—	(137)	—
Total change in unrealized (losses) gains on investments	(778)	(1,180)	432
Total other comprehensive (loss) income	(599)	(1,266)	241
Comprehensive loss	$(125,316)	$(147,600)	$(98,608)
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2019	49,911	$499	487	$(4,764)	$605,650	$213	$(518,430)	$83,168
Stock-based compensation expense	—	—	—	—	61,419	—	—	61,419
Issuance of common stock under employee stock purchase plan	233	2	—	—	7,080	—	—	7,082
Vesting of restricted stock units	1,451	15	—	—	(15)	—	—	—
Shares withheld for employee taxes	(154)	(2)	—	—	(8,919)	—	—	(8,921)
Issuance of common stock upon exercise of stock options	784	8	—	—	7,811	—	—	7,819
Equity component of convertible senior notes, net	—	—	—	—	46,832	—	—	46,832
Purchase of capped called related to convertible senior notes	—	—	—	—	(27,255)	—	—	(27,255)
Other comprehensive income	—	—	—	—	—	241	—	241
Net loss	—	—	—	—	—	—	(98,849)	(98,849)
Balance, December 31, 2020	52,225	$522	487	$(4,764)	$692,603	$454	$(617,279)	$71,536
Stock-based compensation expense	—	—	—	—	100,317	—	—	100,317
Issuance of common stock under employee stock purchase plan	222	2	—	—	9,274	—	—	9,276
Vesting of restricted stock units	1,611	16	—	—	(16)	—	—	—
Shares withheld for employee taxes	(157)	(2)	—	—	(16,042)	—	—	(16,044)
Issuance of common stock upon exercise of stock options	521	6	—	—	4,300	—	—	4,306
Purchase of capped calls related to convertible senior notes	—	—	—	—	(76,020)	—	—	(76,020)
Issuance of common stock in connection with redemption, repurchase and conversion of convertible senior notes	2,897	29	—	—	(3,094)	—	—	(3,065)
Issuance of common stock in connection with inducement of convertible senior notes	35	—	—	—	2,740	—	—	2,740
Issuance of common stock related to acquisition	341	4	—	—	(4)	—	—	—
Cumulative-effect adjustment for the adoption of ASU 2020-06	—	—	—	—	(99,026)	—	27,585	(71,441)
Other comprehensive loss	—	—	—	—	—	(1,266)	—	(1,266)
Net loss	—	—	—	—	—	—	(146,334)	(146,334)
Balance, December 31, 2021	57,695	$577	487	$(4,764)	$615,032	$(812)	$(736,028)	$(125,995)
Stock-based compensation expense	—	—	—	—	123,441	—	—	123,441
Issuance of common stock under employee stock purchase plan	218	2	—	—	11,941	—	—	11,943
Vesting of restricted stock units	1,482	15	—	—	(15)	—	—	—
Shares withheld for employee taxes	(105)	(1)	—	—	(7,461)	—	—	(7,462)
Issuance of common stock upon exercise of stock options	480	5	—	—	3,313	—	—	3,318
Issuance of common stock in connection with conversion of convertible senior notes	—	—	—	—	(3)	—	—	(3)
Issuance of common stock related to acquisition	33	—	—	—	—	—	—	—
Repurchase of common stock issued in relation to acquisition	(83)	(1)	—	—	1	—	—	—
Other comprehensive loss	—	—	—	—	—	(599)	—	(599)
Net loss	—	—	—	—	—	—	(124,717)	(124,717)
Balance, December 31, 2022	59,720	$597	487	$(4,764)	$746,249	$(1,411)	$(860,745)	$(120,074)
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(124,717)	$(146,334)	$(98,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,038	33,501	22,631
Amortization of debt discount and issuance costs	4,085	3,982	17,518
Stock-based compensation expense	119,902	102,579	63,888
Deferred income taxes	(1,440)	466	737
Induced conversion expense	—	2,740	—
Other	(200)	1,920	2,428
Changes in assets and liabilities:
Accounts receivable	(9,050)	(25,475)	(24,380)
Deferred contract acquisition and fulfillment costs	(15,910)	(22,526)	(13,379)
Prepaid expenses and other assets	(2,231)	(3,355)	(8,956)
Accounts payable	7,977	(2,077)	(2,394)
Accrued expenses	3,741	19,205	8,640
Deferred revenue	52,516	85,562	37,428
Other liabilities	2,493	3,729	(425)
Net cash provided by operating activities	78,204	53,917	4,887
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(358,420)	(125,826)
Purchases of property and equipment	(20,382)	(9,010)	(13,802)
Capitalization of internal-use software	(17,145)	(9,854)	(6,130)
Purchases of investments	(122,765)	(93,092)	(177,053)
Sales and maturities of investments	121,304	147,998	166,524
Other investments	(1,000)	(3,000)	—
Net cash used in by investing activities	(39,988)	(325,378)	(156,287)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs of $14,976 and $7,201 for the year ended December 31, 2021 and 2020, respectively	—	585,024	222,799
Purchase of capped calls related to convertible senior notes	—	(76,020)	(27,255)
Payment of debt issuance costs	(71)	(300)	(440)
Payments for redemption, repurchase and conversion of convertible senior notes	(12)	(230,000)	—
Payments related to business acquisitions	(300)	(12,118)	(150)
Taxes paid related to net share settlement of equity awards	(7,462)	(16,044)	(8,921)
Proceeds from employee stock purchase plan	11,943	9,276	7,082
Proceeds from stock option exercises	3,318	4,315	7,810
Net cash provided by financing activities	7,416	264,133	200,925
Effect of exchange rate changes on cash ,cash equivalents and restricted cash	(2,845)	(1,272)	679
Net increase (decrease) in cash, cash equivalents and restricted cash	42,787	(8,600)	50,204
Cash, cash equivalents and restricted cash, beginning of period	165,017	173,617	123,413
Cash, cash equivalents and restricted cash, end of period	$207,804	$165,017	$173,617
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$6,675	$7,345	$5,463
Cash paid for income taxes, net of refunds	$1,571	$3,305	$312
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$207,287	$164,582	$173,617
Restricted cash included in prepaid expenses and other assets	517	435	—
Total cash, cash equivalents and restricted cash	$207,804	$165,017	$173,617
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
(2)    Summary of Significant Accounting Policies
(a)Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
(b)Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The management estimates include, but are not limited to the determination of standalone selling prices in revenue transactions with multiple performance obligations, the estimated period of benefit for deferred contract acquisition costs, the useful lives and recoverability of long-lived assets, the valuation for credit losses, the valuation of stock-based compensation, the fair value of assets acquired and liabilities assumed in business combinations, the incremental borrowing rate for operating leases and the valuation for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results could differ from those estimates.
(c)Revenue Recognition
We generate revenue primarily from: (1) subscriptions from the sale of cloud-based subscriptions, managed services, term software licenses, content subscriptions and maintenance and support associated with our software licenses and (2) professional services from the sale of our deployment and training services related to our solutions, incident response services, penetration testing and security advisory services.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the year ended December 31, 2022, we recognized revenue of $400.5 million that was included in the corresponding contract liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we would record a contract asset. As of December 31, 2022 and 2021, unbilled receivables of $1.1 million and $1.2 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of December 31, 2022 and 2021, we have no contract assets recorded on our consolidated balance sheet.
(d)Cash and Cash Equivalents
We consider all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.
(e)Investments
Our investments consist of U.S. government agencies, corporate bonds, commercial paper and agency bonds. We classify our investments as available-for-sale and record these investments at fair value. When the fair value of an investment declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statements of operations. When the fair value of the investment declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income (loss), and are recognized in our consolidated statement of operations only if we sell or intend to sell the security before recovery of its cost basis. Realized gains and losses are determined based on the specific identification method, and are reflected in our consolidated statements of operations.
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
(f)Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded at the invoiced amount, net of allowances for credit losses for any potential uncollectible amounts. We maintain an allowance for estimated credit losses resulting from the inability of our customers to make required payments. Management regularly reviews the adequacy of the allowance for credit loss based upon historical collection experience, the age of the receivable, an evaluation of each customer's expected ability to pay and current and future economic and market conditions. Additions to the allowance for credit losses are recorded in general and administrative expense in the consolidated statement of operations. Accounts receivable deemed uncollectible are charged against the allowance for credit losses. We do not have any off-balance sheet credit exposure related to our customers.
(g)Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable, investments and derivative financial instruments.
We invest only in high-quality credit instruments and our cash and cash equivalents and available for sale investments consist primarily of fixed income securities. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Deposits held with banks may exceed the amount of insurance provided on such deposits.
We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of customers’ financial condition are performed. We maintain reserves for potential credit losses. No single customer, including channel partners, accounted for 10% or more of our total revenues in 2022, 2021 or 2020 or accounts receivable as of December 31, 2022 or 2021.
Our derivative financial instruments expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings.
(h)Deferred Contract Acquisition Costs
We defer contract costs that are recoverable and incremental to obtaining customer contracts. Contract costs, which primarily consist of sales commissions, are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Contract costs for a new customer, upsell or cross-sell are amortized on a straight-line basis over an estimated period of benefit of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determined the estimated period of benefit by taking into consideration the contractual term and expected renewals of customer contracts, our technology and other factors, including the fact that sales commissions paid on renewals are not commensurate with commissions paid on initial sales transactions. Contract costs relating to contract renewals are deferred and amortized on a straight-line basis over the related renewal period. Contract costs for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements are one year or less.
We classify deferred contract costs as short-term or long-term based on when we expect to recognize the expense. Amortization expense associated with deferred contract acquisition costs is recorded to sales and marketing expense in our consolidated statements of operations. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit.
(i)Property and Equipment
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
(j)Software Development Costs
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

Costs related to software developed, acquired or modified for internal use are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These capitalized costs consist of internal compensation related costs and external direct costs. Costs related to software developed for internal use are amortized over an estimated useful life of 3 years. We capitalized $17.1 million, $9.9 million and $6.1 million of costs related to software developed for internal use in the years ended December 31, 2022, 2021 and 2020, respectively. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
(k) Leases
We determine whether an arrangement is or contains a lease at inception. We evaluate the classification of a lease at inception and, as necessary, at modification. Operating leases are recognized on the consolidated balance sheet as right-of-use (“ROU”) assets, lease liabilities and, if applicable, long-term lease liabilities.
Operating lease ROU assets represent our right to use an underlying asset for the lease term. Operating lease liabilities represent our obligation to make payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the present value of future lease payments at the lease commencement date. The implicit rate within our operating leases are generally not determinable and therefore we use the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. We determine our incremental borrowing rate for each lease using our estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments and initial direct costs, offset by lease incentives. Operating lease cost is recognized on a straight-line basis over the lease term.
Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.
We account for lease and non-lease components as a single lease component and do not recognize operating lease ROU assets and lease liabilities for leases with a term of one year or less.
(l)Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When such events or changes in circumstances occur, recoverability of these assets or asset groups is measured by a comparison of the carrying value of the assets to the future net undiscounted cash flows directly associated with the assets. If such assets or asset groups are considered to be impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the assets or asset groups. For the year ended December 31, 2022, there was no material impairment of our long-lived assets.
(m)Business Combinations
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

(n)Goodwill
We perform an annual goodwill impairment test on the last day of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. For our goodwill impairment analysis, we operate with a single reporting unit. To test goodwill impairment, we perform a single-step goodwill impairment test to identify potential goodwill impairment. The single-step impairment test begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when the net assets of a reporting unit exceed its fair value. In performing the single step of the goodwill impairment testing and measurement process, we estimated the fair value of our single reporting unit using our market capitalization. Based upon our assessment performed as of December 31, 2022, we concluded the fair value of our single reporting unit exceeded its' carrying value and there was no impairment of goodwill.
(o)Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. We translate all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities using historical exchange rates. Foreign currency denominated expenses are re-measured using the average exchange rates for the period. Foreign currency transaction and re-measurement gains and losses are included in other income (expense), net. In 2022, foreign currency transaction losses were $1.4 million and foreign currency re-measurement gains (losses) were not material. In 2021, foreign currency transaction losses and foreign currency re-measurement losses were $0.3 million and $1.7 million, respectively.
(p)Derivative and Hedging Activities
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
Our derivative financial instruments are recorded at fair value and reported as either an asset or liability on our consolidated balance sheets. Gains or losses related to our cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets and are reclassified into the financial statement line item associated with the underlying hedged transaction in our consolidated statement of operations when the underlying hedged transaction is recognized in our earnings. If it becomes probable that the hedged transaction will not occur, the cumulative unrealized gain or loss is reclassified immediately from accumulated other comprehensive income (loss) into the financial statement line item associated with the underlying hedged transaction in our consolidated statement of operations. Derivatives designated as cash flow hedges are classified in our consolidated statements of cash flow in the same manner as the underlying hedged transaction, primarily within cash flow from operating activities.
As of December 31, 2022 and 2021, our cash flow hedges had contractual maturities of eighteen months or less, and as of December 31, 2022 and 2021, outstanding forward contracts had a total notional value of $44.9 million and $34.7 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the years ended December 31, 2022 and 2021, all cash flow hedges were considered effective. Refer to Note 6, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
(q)Stock-Based Compensation
Stock-based compensation expense related to our stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and purchase rights issued under our 2015 Employee Stock Purchase Plan (“ESPP”) is calculated based on the estimated fair value of the award on the grant date.
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
(r)Advertising
Advertising costs are expensed as incurred, and are recorded in sales and marketing expense in our consolidated statement of operations. We incurred $22.7 million, $21.3 million and $16.4 million in advertising expense in 2022, 2021 and 2020, respectively.
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
(t)Net Loss per Share
We calculate basic net loss per share by dividing our net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potentially dilutive securities, including stock options, RSUs, PSUs, the impact of our ESPP, common shares issued in connection with acquisitions and the impact of our convertible senior notes (“Notes”). We intend to settle any conversion of our Notes in cash, shares, or a combination thereof. As a result of our adoption of Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2020-06 (“ASU 2020-06”) on January 1, 2021, the dilutive impact of the Notes for our calculation of diluted net loss per share is considered using the if-converted method. For periods prior to our January 1, 2021 adoption of ASU 2020-06, we considered the impact of the Notes on our diluted net loss per share calculation based on applying the treasury stock method as we had the ability, and intent, to settle any conversions of the Notes solely in cash at that time. Basic and diluted net loss per share was the same for all periods presented as the inclusion of all potentially dilutive securities outstanding was anti-dilutive.
(u)Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires companies to apply revenue guidance to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination on the acquisition date, instead of measuring them at fair value. This standard is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We early adopted this standard on January 1, 2022. This guidance will be applied prospectively to all business combinations that occur on or after January 1, 2022.

(3)Revenue from Contracts with Customers
The following table summarizes revenue from contracts with customers for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Subscriptions	$643,247	$492,608	$371,975
Professional services	37,548	34,561	28,564
Other	4,288	8,235	10,947
Total revenue	$685,083	$535,404	$411,486
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our product or service for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
United States	$515,894	$414,856	$329,753
All other	169,189	120,548	81,733
Total revenue	$685,083	$535,404	$411,486
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2022. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscriptions	$478,174	$191,817
Professional services	17,404	4,496
Other	462	131
Total	$496,040	$196,444
(4)Business Combinations
IntSights Cyber Intelligence Ltd.
On July 16, 2021, we acquired IntSights Cyber Intelligence Ltd. (“IntSights”), a provider of contextualized external threat intelligence and proactive threat remediation, for a purchase price with an aggregate fair value of $322.3 million. The purchase consideration consisted of $319.2 million in cash paid at closing, $3.4 million in deferred cash payments and a $0.3 million receivable for purchase price adjustments. The deferred cash payments were held by us to satisfy indemnification obligations and certain post-closing purchase price adjustments for a period of eighteen months from the acquisition date and were paid in January 2023.
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
Velocidex Enterprises Pty Ltd
On April 12, 2021, we acquired Velocidex Enterprises Pty Ltd (“Velocidex”), a leading open-source technology and community used for endpoint monitoring, digital forensics, and incident response. The purchase price consisted of $2.7 million paid in cash and $0.3 million in deferred cash payments paid in April 2022. The purchase price was allocated to developed technology intangible asset which has an estimated useful life of 6 years.

Alcide.IO Ltd.
On January 28, 2021, we acquired Alcide.IO Ltd. (“Alcide”), a leading provider of Kubernetes security, for a purchase price of $50.5 million, which was funded in cash.
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
Divvy Cloud Corporation
On May 1, 2020, we acquired Divvy Cloud Corporation (“DivvyCloud”), a Cloud Security Posture Management (“CSPM”) company, for a purchase price with an aggregate fair value of $137.8 million.
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
(5)Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. Government agencies	$66,234	$4	$(545)	$65,693
Corporate bonds	14,351	—	(230)	14,121
Commercial paper	7,944	—	—	7,944
Agency bonds	6,231	—	(71)	6,160
Total	$94,760	$4	$(846)	$93,918

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
Commercial paper	$37,778	$—	$—	$37,778
Corporate bonds	32,059	—	(32)	32,027
U.S. Government agencies	22,396	—	(31)	22,365
Agency bonds	749	—	(1)	748
Total	$92,982	$—	$(64)	$92,918
As of December 31, 2022 and 2021, our available-for-sale investments had maturities ranging from 2 to 19 months and from 2 to 23 months, respectively.
Unrealized losses related to our available-for-sale investments are due to interest rate fluctuations as opposed to credit quality. We do not intend to sell any of the securities in an unrealized loss position and it is not likely that we would be required to sell these securities before recovery of their amortized cost basis, which may be at maturity. We did not recognize any credit losses related to our available-for-sale investments during the years ended December 31, 2022 and 2021.

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
The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$88,039	$—	$—	$88,039
Corporate bonds	—	14,121	—	14,121
Commercial paper	—	7,944	—	7,944
U.S. Government agencies	65,693	—	—	65,693
Agency bonds	—	6,160	—	6,160
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	988	—	988
Total assets	$153,732	$29,213	$—	$182,945
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other long term liabilities)	$—	$1,559	$—	$1,559
Total liabilities	$—	$1,559	$—	$1,559

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$86,835	$—	$—	$86,835
Commercial paper	—	37,778	—	37,778
Corporate bonds	—	32,027	—	32,027
U.S. Government agencies	22,365	—	—	22,365
Agency bonds	—	748	—	748
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	73	—	73
Total assets	$109,200	$70,626	$—	$179,826
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other long-term liabilities)		823		823
Total liabilities	$—	$823	$—	$823
As of December 31, 2022, the fair value of our 2.25% and 0.25% convertible senior notes due 2025 and 2027, respectively, as further described in Note 10, Debt, was $220.3 million and $468.6 million, respectively, based upon quoted market prices. We consider the fair value of the notes to be a Level 2 measurement due to limited trading activity of the notes.
(7)    Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of December 31,
	2022	2021
	(in thousands)
Computer equipment and software	$24,568	$19,879
Furniture and fixtures	11,823	10,360
Leasehold improvements	66,180	51,983
Total property and equipment, gross	102,571	82,222
Less accumulated depreciation	(44,680)	(31,997)
Total property and equipment, net	$57,891	$50,225
We recorded depreciation expense of $13.6 million, $12.3 million and $11.0 million in 2022, 2021 and 2020, respectively.
(8)Goodwill and Intangible Assets
Goodwill was $515.6 million and $515.3 million as of December 31, 2022 and 2021, respectively. There were no goodwill impairment charges in 2022, 2021 or 2020. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2020	$213,601
Alcide acquisition	40,783
IntSights acquisition	260,874
Balance at December 31, 2021	515,258
IntSights acquisition adjustments	373
Balance at December 31, 2022	$515,631

The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

	Weighted- Average Estimated Useful Life (years)	As of December 31, 2022			As of December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.2	$122,555	$(58,645)	$63,910	$122,555	$(40,152)	$82,403
Customer relationships	4.5	12,000	(5,146)	6,854	12,000	(2,436)	9,564
Trade names	3.1	2,619	(1,874)	745	2,619	(1,094)	1,525
Total acquired intangible assets		$137,174	$(65,665)	$71,509	$137,174	$(43,682)	$93,492
Internal-use software	3.0	43,002	(13,242)	29,760	25,857	(7,758)	18,099
Total intangible assets		$180,176	$(78,907)	$101,269	$163,031	$(51,440)	$111,591
Intangible assets are expensed on a straight-line basis over the useful life of the asset. Amortization expense was $27.5 million, $21.2 million and $11.6 million in 2022, 2021 and 2020, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of December 31, 2022 was as follows (in thousands):

2023	$25,988
2024	21,283
2025	17,283
2026	12,492
2027	5,206
Total	$82,252
The table above excludes the impact of $19.0 million of capitalized internal-use software costs for projects that have not been completed as of December 31, 2022, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
(9)    Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning balance	$87,165	$64,639
Capitalization of contract acquisition and fulfillment costs	51,054	48,951
Amortization of deferred contract acquisition and fulfillment costs	(35,144)	(26,425)
Ending balance	$103,075	$87,165

(10)Debt
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

The net carrying amount of the Notes as of December 31, 2022 and 2021 was as follows (in thousands):

	2025 Notes			2027 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2021	$230,000	$(4,905)	$225,095	$600,000	$(13,032)	$586,968
Amortization of debt issuance costs	—	1,425	1,425	—	2,468	2,468
Conversion of Notes	(8)	—	(8)	—	—	—
Balance at December 31.2022	$229,992	$(3,480)	$226,512	$600,000	$(10,564)	$589,436
During the six months ended June 30, 2022, the 2025 Notes were convertible at the option of the holders. During this period an immaterial principal amount of the 2025 Notes were requested for conversion and settled in cash. As of December 31, 2022, the 2025 Notes and 2027 Notes were not convertible at the option of the holder.
Interest expense related to the Notes was as follows (in thousands):

	Year Ended December 31,
	2022			2021				2020
	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	Total
Contractual interest expense	$5,174	$1,502	$6,676	$950	$5,175	$1,164	$7,289	$2,875	$3,450	$6,325
Amortization of debt discount	—	—	—	—	—	—	—	10,342	5,417	15,759
Amortization of debt issuance costs	1,425	2,468	3,893	498	1,384	1,948	3,830	1,023	637	1,660
Induced conversion expense	—	—	—	2,740	—	—	2,740	—	—	—
Total interest expense	$6,599	$3,970	$10,569	$4,188	$6,559	$3,112	$13,859	$14,240	$9,504	$23,744
During the first quarter of 2021, we used a portion of the proceeds from the issuance of the 2027 Notes, together with 2.2 million shares of our common stock, to repurchase and retire $182.6 million aggregate principal amount of the convertible senior notes due August 1, 2023 (the “2023 Notes”), and paid accrued and unpaid interest thereon. The 2023 Notes repurchase was accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). The total fair value of the additional common stock issued to induce the conversion of $2.7 million was recognized as an inducement expense and classified as a component of interest expense in our consolidated statement of operations. The remaining cash and common stock consideration issued under the original terms of the 2023 Notes was accounted for under the general conversion accounting guidance where the difference between the carrying amount of the 2023 Notes retired, including unamortized debt issuance cost of $2.7 million, and the cash consideration paid and the par amount of the common stock issued, was recorded in additional paid-in capital. In addition, during the first quarter of 2021, holders of the 2023 Notes elected to convert Notes with a principal amount of $2.0 million. Cash was paid for the principal and the excess conversion spread was paid in 23,123 shares of our common stock. During the fourth quarter of 2021, we redeemed the remaining $45.4 million aggregate principal amount outstanding of the 2023 Notes. We paid $43.4 million in cash and issued 697,262 shares of our common stock to the holders of the 2023 Notes who submitted conversion notices, and the remaining $2.0 million of 2023 Notes were redeemed in cash, plus accrued and unpaid interest.
Capped Calls
In connection with the offering of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 Capped Calls”, “2025 Capped Calls” and “2027 Capped Calls”) (collectively, the “Capped Calls”).
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

The following table sets forth other key terms and premiums paid for the Capped Calls related to each series of Notes:

	Capped Calls Entered into in Connection with the Issuance of the 2023 Notes	Capped Calls Entered into in Connection with the Issuance of the 2025 Notes	Capped Calls Entered into in Connection with the Issuance of the 2027 Notes
Initial strike price, subject to certain adjustments	$41.59	$61.02	$103.38
Cap price, subject to certain adjustments	$63.98	$93.88	$159.04
Total premium paid (in thousands)	$26,910	$27,255	$76,020
Expiration dates	June 2, 2023 - July 28, 2023	March 4, 2025 - April 29, 2025	January 1, 2027 - March 11, 2027
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
Credit Agreement
In April 2020, we entered into a Credit and Security Agreement (the “Credit Agreement”), with KeyBank National Association that provided for a $30.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million and an accordion feature under which we could increase the credit facility to up to $70.0 million. In May 2020, we utilized the accordion feature to increase the credit facility to $50.0 million.
In December 2021, we entered into an Amendment Agreement (the “Amendment”) in respect of our Credit and Security Agreement (as amended, the “Credit Agreement”, with KeyBank National Association, to, among other things, increase the credit facility from $50.0 million to $100.0 million and extend the maturity date to December 22, 2024. The Credit Agreement provides for a $100.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million, and an accordion feature under which we can increase the credit facility to up to $150.0 million. We incurred fees of $0.4 million in connection with entering into the Credit Agreement. The fees are recorded in other current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. The commitment fee of 0.2% per annum on the unused portion of the credit facility is expensed as incurred and included within interest expense on the consolidated statement of operations. The Credit Agreement contains certain financial covenants including a requirement that we maintain specified minimum recurring revenue and liquidity amounts.
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either (i) term SOFR plus a credit spread adjustment of 0.10% per annum plus a margin of 2.50% per annum or (ii) the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum.
As of December 31, 2022, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of December 31, 2022, we had a total of $9.8 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.

(11)Leases
Our leases primarily relate to office facilities that have remaining terms of up to 9.3 years, some of which include one or more options to renew with renewal terms of up to 7 years and some of which include options to terminate the leases within the next 6.8 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Operating lease costs	$19,829	$16,475
Short-term lease costs	1,820	773
Variable lease costs	8,941	5,982
Total lease costs	$30,590	$23,230
Supplemental balance sheet information related to the operating leases was as follows:

	As of December 31,
	2022	2021
Weighted average remaining lease terms (in years) - operating leases	6.6	7.2
Weighted average discount rate - operating leases	6.2%	6.2%
Supplemental cash flow information related to leases was as follows:

	As of December 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$17,572	$17,967
ROU assets obtained in exchange for new lease obligations	$10,327	$27,331
Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

2023	$16,665
2024	18,856
2025	18,091
2026	16,721
2027	15,908
2028 and thereafter	34,782
Total lease payments	$121,023
Less: imputed interest	(22,633)
Total	$98,390

(12)    Stock-Based Compensation
(a)    General
In connection with our IPO, our board of directors resolved not to make future grants under our 2011 Stock Option and Grant Plan (the “2011 Plan”). The 2011 Plan will continue to govern outstanding awards granted thereunder. The 2011 Plan provided for the grant of qualified incentive stock options and nonqualified stock options or other awards such as restricted stock awards (“RSAs”) to our employees, officers, directors and outside consultants.
In July 2015, our board of directors adopted and our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). We initially reserved 800,000 shares of our common stock for the issuance of awards under the 2015 Plan plus the number of shares of common stock reserved for issuance under the 2011 Plan at the time the 2015 Plan became effective. The 2015 Plan also provides that (i) any shares subject to awards granted under the 2011 Plan that would have otherwise returned to the 2011 Plan (such as upon the expiration or termination of a stock award prior to vesting) will be added to, and available for issuance under, the 2015 Plan and (ii) the number of shares reserved and available for issuance under the 2015 Plan automatically increases each January 1, beginning on January 1, 2016, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 (known as the “evergreen” provision) or such lesser number of shares as determined by our board of directors. Additionally, on October 8, 2015, our board of directors amended, the 2015 Plan to reserve an additional 1,500,000 shares of our common stock for issuance of inducement awards.
As of December 31, 2022, the shares of common stock authorized to be issued under the 2015 Plan totaled 20,185,353 and there were 3,811,978 shares of common stock available for grant.
We recognize stock-based compensation expense for all awards on a straight-line basis over the applicable vesting period, which is generally four years.
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options and purchase rights issued under our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$10,367	$6,491	$4,298
Research and development	49,940	46,622	24,423
Sales and marketing	31,217	23,828	16,826
General and administrative	28,378	25,638	18,341
Total stock-based compensation expense	$119,902	$102,579	$63,888
Our Compensation Committee approved the performance goals, targets and payout formulas for our 2022, 2021 and 2020 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). For the years ended December 31, 2022 2021, and 2020 we recognized stock-based compensation expense related to such bonuses in the amount of $1.0 million , $4.7 million and $2.5 million, respectively, based on the performance against the pre-established corporate financial objectives as of December 31, 2022, 2021 and 2020. For all employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
In 2021, we accelerated the vesting of a stock award which was deemed a modification of the original award resulting in $6.1 million of incremental stock-based compensation which we recorded in the year ended December 31, 2021.

(b)Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during 2022, 2021 and 2020 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2019	2,936,924	$32.43
Granted	1,725,531	57.57
Vested	(1,451,618)	33.66
Forfeited	(268,923)	40.56
Unvested balance as of December 31, 2020	2,941,914	45.86
Granted	1,957,794	92.74
Vested	(1,610,517)	47.00
Forfeited	(510,314)	66.67
Unvested balance as of December 31, 2021	2,778,877	74.40
Granted	2,327,216	86.78
Vested	(1,481,333)	69.80
Forfeited	(623,317)	85.93
Unvested balance as of December 31, 2022	3,001,443	$83.88
As of December 31, 2022, the unrecognized compensation cost related to shares of unvested RSUs and PSUs expected to vest was $231.0 million. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.7 years.
(c)Stock Options
The following table summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	2,735,392	$10.10		$124,007
Granted	—	—
Exercised	(783,645)	9.98		$39,095
Forfeited/cancelled	(18,734)	17.87
Outstanding as of December 31, 2020	1,933,013	10.07		$154,816
Granted	—	—
Exercised	(521,326)	8.26		$49,522
Forfeited/cancelled	(300)	7.73
Outstanding as of December 31, 2021	1,411,387	10.74		$150,951
Granted	—	—
Exercised	(479,223)	6.92		$20,764
Forfeited/cancelled	(38)	21.15
Outstanding as of December 31, 2022	932,126	$12.70	3.19	$19,837
Vested and exercisable as of December 31, 2022	932,126		3.19	$19,837
The total fair value of stock options vested in 2022, 2021 and 2020 was $0.1 million, $0.6 million and $2.2 million, respectively.
(d)Employee Stock Purchase Plan
The number of shares reserved and available for issuance under our 2015 Employee Stock Purchase Plan (“ESPP”) automatically increases each January 1, beginning on January 1, 2016, by 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 (known as the “evergreen” provision) or such lesser number of shares as determined by our board of directors. As of December 31, 2022, the shares of common stock authorized to be issued under the ESPP totaled 4,155,805 and there were 2,484,322 shares of common stock available for grant.
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
The following table reflects the assumptions used in the Black-Scholes option pricing model to calculate the expense related to the ESPP:

Year Ended December 31,
	2022	2021	2020
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	37 - 57%	31 - 48%	47% - 53%
Risk-free interest rate	0.1 – 4.0%	0.5 – 0.7%	0.1 – 0.3%
Expected dividend yield	—	—	—
Grant date fair value per share	$15.50 – $29.58	$20.32 –$34.98	$9.63 – $22.30
The following table provides the number of common shares issued to employees, the purchase prices and aggregate proceeds for the purchase dates in the years ended December 31, 2022, 2021 and 2020:

	September 15, 2022		March 15, 2022		September 15, 2021		March 15, 2021		September 15, 2020		March 15, 2020

Common shares issued	218,314		80,747		73,676		147,837		131,585		101,806
Purchase prices	$45.31		$67.59 and $81.37		$52.60 and $67.59		$28.39 and $52.60		$28.39		$32.87
Aggregate proceeds	$6.2	million	$5.7	million	$4.8	million	$4.5	million	$3.7	million	$3.3	million

(13)    Income Taxes
Loss before income taxes included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
United States	$(109,381)	$(106,281)	$(72,846)
Foreign	(12,924)	(29,632)	(24,017)
Loss before income taxes	$(122,305)	$(135,913)	$(96,863)
Income tax expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
Federal	$1	$124	$8
State and local	243	177	122
Foreign	3,608	9,690	1,149
Total current tax expense	3,852	9,991	1,279
Deferred:
Federal	10	10	9
State and local	2	2	2
Foreign	(1,452)	418	696
Total deferred tax expense (benefit)	(1,440)	430	707
Income tax expense	$2,412	$10,421	$1,986

The reconciliation of the federal statutory rate of 21% to the effective income tax rate for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.1)	(0.1)	(0.1)
Permanent differences	(0.2)	(0.2)	(0.7)
Stock-based compensation	(2.4)	14.2	12.1
Federal research and development credit	1.4	1.4	1.1
Foreign rate differential	0.1	(0.5)	(1.4)
Change in valuation allowance	(24.8)	(36.7)	(30.0)
Excess officers' compensation	(3.1)	(5.9)	(3.3)
Tax rate change	7.8	11.2	—
Tax reserves	(0.2)	(3.8)	—
Capital gain on sale	—	(7.0)	—
Other	(1.4)	(1.2)	(0.8)
Effective income tax rate	(1.9)%	(7.6)%	(2.1)%
Net deferred tax assets and liabilities, as set forth in the table below, reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Accruals and reserves	$109	$157
Net operating loss carryforwards	166,173	176,417
Deferred revenue	9,597	9,518
Depreciation	3,258	3,808
Research and development credits	11,047	8,950
Capitalized research and development	40,253	—
Operating lease liabilities	25,134	25,235
Stock-based compensation	9,072	7,497
Tax credits	1,148	1,148
Other	1,918	3,439
Gross deferred tax assets	267,709	236,169
Valuation allowance	(230,205)	(187,397)
Total deferred tax assets	37,504	48,772
Deferred tax liabilities:
Intangible assets	—	(15,957)
Operating lease ROU assets	(20,159)	(20,921)
Deferred contract acquisition and fulfillment costs	(22,664)	(18,278)
Other	(55)	(636)
Total deferred tax liabilities	(42,878)	(55,792)
Net deferred tax liabilities	$(5,374)	$(7,020)
Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. We have included the impact of this provision, which results in additional deferred tax assets of approximately $37.1 million as of December 31, 2022.
As of December 31, 2022, we have evaluated the need for a valuation allowance on deferred tax assets. In assessing whether the deferred tax assets are realized, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to our history of generating losses in the United States, the United Kingdom and Ireland, we continue to record a full valuation allowance against our deferred tax assets in these jurisdictions. If we achieve future profitability, a significant portion of these deferred tax assets could be available to offset future income taxes.
The valuation allowance increased by $42.8 million for the year ended December 31, 2022, primarily due to additional deferred tax assets established in the United States related to Section 174 R&D Capitalization.
We plan to permanently reinvest the undistributed earnings of our foreign subsidiaries. If we repatriate these earnings, we may be required to pay U.S. state and local taxes, as well as foreign withholding taxes.
As of December 31, 2022, we had federal and state net operating loss carryforwards of $450.5 million and $345.4 million, respectively. Of our federal net operating losses, $389.7 million will carry forward indefinitely. The remaining federal and state net operating loss carryforwards expire at various dates beginning in 2023. As of December 31, 2022, we had foreign net operating loss carryforwards of $246.3 million that can be carried forward indefinitely. We also had federal, state and international research and development credit carryforwards of $7.7 million, $3.1 million and $0.2 million as of December 31, 2022, respectively. These credit carryforwards expire at various dates beginning in 2023.
A U.S. corporation’s ability to utilize its net operating loss carryforwards is limited under Section 382 of the Internal Revenue Code of 1986, as amended, if the corporation undergoes an ownership change by which one or more stockholders or groups of stockholders that own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. We experienced an ownership change, as defined in Section 382, in January 2018. As such, we are currently subject to the annual limitation under Sections 382 and 383 of the Internal Revenue Code. We will not be precluded from realizing the net operating loss carryforwards and tax credits but may be limited in the amount we could utilize in any given tax year in the event that the federal and state taxable income exceeds the limitation imposed by Section 382. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.
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
We have established reserves to provide for additional income taxes that management believes will more likely than not be due in future years. The reserves have been established based upon our assessment of the potential exposure. Changes in our reserve for unrecognized income tax benefits for the years ended December 31, 2022 was as follows (in thousands):

Balance at December 31, 2021	$5,041
Additions based on current year tax provisions	—
Balance at December 31, 2022	$5,041
We recorded $0.2 million of interest in 2022 related to uncertain tax positions. During the next twelve months, we do not expect any change to our uncertain tax positions other than the accrual of interest in the normal course of business.

(14)Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss	$(124,717)	$(146,334)	$(98,849)
Denominator:
Weighted-average common shares outstanding, basic and diluted	58,552,065	55,270,998	51,036,824
Net loss per share, basic and diluted	$(2.13)	$(2.65)	$(1.94)
We intend to settle any conversion of our 2025 Notes and 2027 Notes in cash, shares, or a combination thereof. As a result of our adoption of ASU 2020-06 on January 1, 2021, the dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For periods prior to our January 1, 2021 adoption of ASU 2020-06, we considered the impact of the Notes on our diluted net income (loss) per share calculation based on applying the treasury stock method as we had the ability, and intent, to settle any conversions of the Notes solely in cash at that time. For the years ended December 31, 2022 and 2021, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive under each respective method.
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
As of December 31, 2022, the 2025 Notes and 2027 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our audited consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below.
The following potentially dilutive securities outstanding, prior to the use of the treasury stock method, have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Options to purchase common stock	932,126	1,411,387	1,933,013
Unvested restricted stock units	3,001,443	2,778,877	2,941,914
Common stock to be issued to DivvyCloud founders	33,433	66,865	200,596
Common stock issued to IntSights founders	41,194	206,608	—
Shares to be issued under ESPP	106,965	36,831	101,658
Convertible senior notes	9,572,955	9,573,087	9,299,432
Total	13,688,116	14,073,655	14,476,613

(15)Commitments and Contingencies
(a)    Purchase Obligations
As of December 31, 2022, we have non-cancellable firm purchase commitments relating to cloud infrastructure services, including with Amazon Web Services (“AWS”), and software subscriptions.

The following table presents details of the future non-cancellable purchase commitments under these agreements as of December 31, 2022 (in thousands):

2023	$113,953
2024	131,538
2025	39,107
2026	6,265
2027 and thereafter	3,613
Total	$294,476

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
(16)Employee Benefit Plan
In December 2008, we established a discretionary 401(k) plan in which all full-time U.S. employees above the age 18 are eligible to participate after they have been employed for us for 90 days following the applicable date of hire. Matching contributions to the 401(k) plan can be made at our discretion. In 2022, 2021 and 2020, we made discretionary contributions of $4.3 million, $3.6 million and $2.9 million, respectively, to the plan.
(17)Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.

Net revenues by geographic area presented based upon the location of the customer are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
United States	$515,894	$414,856	$329,753
Other	169,189	120,548	81,733
Total	$685,083	$535,404	$411,486
Property and equipment, net by geographic area as of December 31, 2022 and 2021 is presented in the table below:

	As of December 31,
	2022	2021
	(in thousands)
United States	$41,570	$37,682
Other	16,321	12,543
Total	$57,891	$50,225

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2022, our internal control over financial reporting was effective.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

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

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Rapid7, Inc., as of June 3, 2020.
3.2 (2)	Amended and Restated Bylaws of Rapid7, Inc., as of June 3, 2020.
4.1 (3)	Form of common stock certificate of Rapid7, Inc.
4.2 (4)	Amended and Restated Investors’ Rights Agreement by and among Rapid7, Inc. and certain of its stockholders, dated December 9, 2014.
4.3 (5)	Amendment No. 1 to Investors’ Rights Agreement, dated October 13, 2015.
4.4 (6)	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.5 (7)	Indenture, dated as of May 1, 2020, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee.
4.6	Form of Global Note, representing Rapid7, Inc.’s 2.25% Convertible Senior Notes due 2025 (included in Exhibit 4.5).
4.7 (8)	Indenture, dated as of March 19, 2021, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee.
4.8	Form of Global Note, representing Rapid7, Inc.’s 0.25% Convertible Senior Notes due 2027 (included in Exhibit 4.7).
10.1 (9)	Form of Confirmation for Capped Call Transactions.
10.2 (10)	Purchase Agreement, dated April 28, 2020, by and between Rapid7, Inc. and Barclays Capital Inc.
10.3 (11)	Purchase Agreement, dated March 16, 2021, by and between Rapid7, Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc.
10.4 (12)	Form of Confirmation for Capped Call Transactions.
10.5 (13)	Credit and Security Agreement, dated as of April 23, 2020, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto.
10.6 (14)	Merger Agreement, dated as of April 24, 2020, by and between Rapid7, Inc., Rapid7 LLC, Stratus Acquisition, Inc., Divvy Cloud Corporation and Fortis Advisors LLC.
10.7 (15)
Stock Purchase Agreement, dated July 16, 2021, by and between Rapid7, Inc., Rapid7 International Holdings Limited, IntSights Cyber Intelligence Ltd., the Sellers and Shareholder Representative Services LLC.

10.8 (16)	First Amendment Agreement, dated as of May 29, 2020, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto.
10.9 (17)	Form of Confirmation for Capped Call Transactions.
10.10 (18)	Second Amendment Agreement, dated as of December 22, 2021, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto.
10.11+(19)	2011 Stock Option and Grant Plan and Forms of Stock Option Agreement, Stock Option Exercise Notice and Restricted Stock Agreement thereunder.

10.12+(20)	Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.13+(21)	Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Agreement under the Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.14+(22)	Rapid7, Inc. 2015 Employee Stock Purchase Plan.
10.15+(23)	Form of Indemnification Agreement by and between Rapid7, Inc. and each of its directors and executive officers.
10.16 (24)
Stock Purchase Agreement, dated July 16, 2021, by and between Rapid7, Inc., Rapid7 International Holdings Limited, IntSights Cyber Intelligence Ltd., the Sellers and Shareholder Representative Services LLC.

10.17 (25)	Lease dated November 16, 2017 between Podium Developer LLC and Rapid7, Inc.
10.18 (26)	Lease dated July 19, 2019 between Office Tower Developer LLC and Rapid7, Inc.
10.19 (27)	First Amendment to Lease, dated as of September 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc.
10.20 (28)	Second Amendment to Lease, dated as of November 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc.
10.21 (29)	Third Amendment to Lease, dated as of February 5, 2021 by and between Office Tower Developer LLC and Rapid7, Inc.
10.22+(30)	Rapid7, Inc. Executive Incentive Bonus Plan.
10.23+(31)	Employment Agreement, dated as of January 3, 2013, by and between Rapid7, Inc. and Corey Thomas.
10.24+(32)	Amendment to Employment Agreement, dated as of April 4, 2016, by and between Rapid7, Inc. and Corey Thomas.
10.25+(33)	Second Amendment to Employment Agreement, dated as of March 24, 2017, by and between Rapid7, Inc. and Corey Thomas.
10.26+(34)	Offer Letter Agreement, dated as of October 3, 2016, by and between Rapid7, Inc. and Andrew Burton.
10.27+(35)	Offer Letter, dated as of November 23, 2021, by and between Rapid7, Inc. and Tim Adams.
10.28+(36)	Employment Agreement, dated as of November 28, 2016, by and between Rapid7, Inc. and Jeffrey Kalowski.
10.29+(37)	Severance and Equity Award Vesting Acceleration Letter, dated as of March 28, 2017, by and between Rapid7, Inc. and Andrew Burton.
10.30+(38)	Form of Severance and Equity Award Vesting Acceleration Letter.

Exhibit Number	Description

21.1*	List of subsidiaries of Rapid7, Inc.
23.1*	Consent of KPMG, LLP.
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
(6)Previously filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on February 26, 2021, and incorporated herein by reference.
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
(9)Previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K (file No. 001-37496), filed with the Securities and Exchange Commission on August 13, 2018, and incorporated herein by reference.
(10)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on May 4, 2020, and incorporated herein by reference.
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
(14)Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 28, 2020, and incorporated herein by reference.
(15)Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on July 19, 2021, and incorporated herein by reference.

(16)Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 10, 2020, and incorporated herein by reference.
(17)Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 19, 2021, and incorporated herein by reference.
(18)Previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on February 24, 2022, and incorporated herein by reference.
(19)Previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.
(20)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on October 13, 2015, and incorporated herein by reference.
(21)Previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
(22)Previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed with the Securities and Exchange Commission on July 6, 2015, and incorporated herein by reference.
(23)Previously filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 10, 2016, and incorporated herein by reference.
(24)Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file No. 001-37496), filed with the Securities and Exchange Commission on July 19, 2021, and incorporated herein by reference.
(25)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on November 16, 2017, and incorporated herein by reference.
(26)Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File no. 001-37496), filed with the Securities and Exchange Commission on July 25, 2019, and incorporated herein by reference.
(27)Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on November 5, 2020, and incorporated herein by reference.
(28)Previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File no. 001-37496), filed with the Securities and Exchange Commission on February 26, 2021, and incorporated herein by reference.
(29)Previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File no. 001-37496), filed with the Securities and Exchange Commission on February 26, 2021, and incorporated herein by reference.
(30)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on February 2, 2017, and incorporated herein by reference.
(31)Previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1(File No. 333-204874), filed with the Securities and Exchange Commission on June 11, 2015, and incorporated herein by reference.
(32)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016, and incorporated herein by reference.
(33)Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
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
(36)Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on November 28, 2016, and incorporated herein by reference.
(37)Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on May 10, 2017, and incorporated herein by reference.
(38)Previously filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed with the Securities and Exchange Commission on March 8, 2018, and incorporated herein by reference.

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

RAPID7, INC.

Date: February 24, 2023	By:	/s/ Corey E. Thomas
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

Name	Title	Date
/s/ Corey E. Thomas	Chief Executive Officer and Director	February 24, 2023
Corey E. Thomas	(Principal Executive Officer)

/s/ Tim Adams	Chief Financial Officer	February 24, 2023
Tim Adams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Berry	Director	February 24, 2023
Michael Berry

/s/ Marc Brown	Director	February 24, 2023
Marc Brown

/s/ Judy Bruner	Director	February 24, 2023
Judy Bruner

/s/ Benjamin Holzman	Director	February 24, 2023
Benjamin Holzman

/s/ Christina Kosmowski	Director	February 24, 2023
Christina Kosmowski

/s/ J. Benjamin Nye	Director	February 24, 2023
J. Benjamin Nye

/s/ Thomas Schodorf	Director	February 24, 2023
Thomas Schodorf

/s/ Reeny Sondhi	Director	February 24, 2023
Reeny Sondhi