Form 10-Q
period 2023-03-31
Rapid7, Inc.
filed 2023-05-10
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 30, 2023, there were 60,352,051 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$205,757	$207,287
Short-term investments	56,483	84,162
Accounts receivable, net of allowance for credit losses of $2,320 and $2,299 at March 31, 2023 and December 31, 2022, respectively	116,683	152,045
Deferred contract acquisition and fulfillment costs, current portion	36,171	34,906
Prepaid expenses and other current assets	39,527	31,907
Total current assets	454,621	510,307
Long-term investments	7,343	9,756
Property and equipment, net	56,638	57,891
Operating lease right-of-use assets	77,420	79,342
Deferred contract acquisition and fulfillment costs, non-current portion	69,144	68,169
Goodwill	538,037	515,631
Intangible assets, net	111,432	101,269
Other assets	14,824	16,626
Total assets	$1,329,459	$1,358,991
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,475	$10,255
Accrued expenses	57,545	80,306
Operating lease liabilities, current portion	12,853	12,444
Deferred revenue, current portion	413,992	426,599
Other current liabilities	809	1,663
Total current liabilities	493,674	531,267
Convertible senior notes, non-current portion, net	816,894	815,948
Operating lease liabilities, non-current portion	84,114	85,946
Deferred revenue, non-current portion	31,585	31,040
Other long-term liabilities	13,364	14,864
Total liabilities	1,439,631	1,479,065
Stockholders’ deficit:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; 0 shares issued at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 60,891,488 and 60,206,277 shares issued at March 31, 2023 and December 31, 2022, respectively; 60,321,909 and 59,719,469 shares outstanding at March 31, 2023 and December 31, 2022, respectively	603	597
Treasury stock, at cost, 569,579 and 486,808 shares at March 31, 2023 and December 31, 2022, respectively	(4,765)	(4,764)
Additional paid-in-capital	780,850	746,249
Accumulated other comprehensive loss	(200)	(1,411)
Accumulated deficit	(886,660)	(860,745)
Total stockholders’ deficit	(110,172)	(120,074)
Total liabilities and stockholders’ deficit	$1,329,459	$1,358,991
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Products	$173,772	$149,025
Professional services	9,402	8,359
Total revenue	183,174	157,384
Cost of revenue:
Products	48,188	43,472
Professional services	7,811	7,817
Total cost of revenue	55,999	51,289
Total gross profit	127,175	106,095
Operating expenses:
Research and development	46,346	49,812
Sales and marketing	80,587	75,146
General and administrative	24,207	21,516
Total operating expenses	151,140	146,474
Loss from operations	(23,965)	(40,379)
Other income (expense), net:
Interest income	1,668	112
Interest expense	(2,717)	(2,693)
Other income (expense), net	(307)	(603)
Loss before income taxes	(25,321)	(43,563)
Provision for income taxes	594	1,436
Net loss	$(25,915)	$(44,999)
Net loss per share, basic and diluted	$(0.43)	$(0.78)
Weighted-average common shares outstanding, basic and diluted	59,888,119	57,724,821
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(25,915)	$(44,999)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	192	(898)
Adjustments for net losses realized on cash flow hedges and included in net loss	641	316
Total change in unrealized gains (losses) on cash flow hedges	833	(582)
Change in unrealized gains (losses) on investments	378	(658)
Total other comprehensive income (loss)	1,211	(1,240)
Comprehensive loss	$(24,704)	$(46,239)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	59,720	$597	487	$(4,764)	$746,249	$(1,411)	$(860,745)	$(120,074)
Stock-based compensation expense	—	—	—	—	29,518	—	—	29,518
Issuance of common stock under employee stock purchase plan	178	2	—	—	6,172	—	—	6,174
Vesting of restricted stock units	359	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(25)	—	—	—	(1,267)	—	—	(1,267)
Issuance of common stock upon exercise of stock options	16	—	—	—	181	—	—	181
Issuance of common stock in relation to an acquisition	74	1	—	—	(1)	—	—	—
Repurchase of common stock issued in relation to acquisition	—	—	83	(1)	1	—	—	—
Other comprehensive gain	—	—	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	—	—	(25,915)	(25,915)
Balance, March 31, 2023	60,322	$603	570	$(4,765)	$780,850	$(200)	$(886,660)	$(110,172)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	57,695	$577	487	$(4,764)	$615,032	$(812)	$(736,028)	$(125,995)
Stock-based compensation expense	—	—	—	—	32,475	—	—	32,475
Issuance of common stock under employee stock purchase plan	81	1	—	—	5,709	—	—	5,710
Vesting of restricted stock units	402	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(35)	(1)	—	—	(3,460)	—	—	(3,461)
Issuance of common stock upon exercise of stock options	99	1	—	—	958	—	—	959
Other comprehensive loss	—	—	—	—	—	(1,240)	—	(1,240)
Net loss	—	—	—	—	—	—	(44,999)	(44,999)
Balance, March 31, 2022	58,242	$582	487	$(4,764)	$650,710	$(2,052)	$(781,027)	$(136,551)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,915)	$(44,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,050	10,169
Amortization of debt issuance costs	994	979
Stock-based compensation expense	29,373	28,922
Other	995	526
Changes in operating assets and liabilities:
Accounts receivable	35,805	36,327
Deferred contract acquisition and fulfillment costs	(2,240)	(2,939)
Prepaid expenses and other assets	(5,567)	(6,556)
Accounts payable	(2,744)	8,673
Accrued expenses	(23,951)	(24,048)
Deferred revenue	(12,062)	3,830
Other liabilities	104	(481)
Net cash provided by operating activities	5,842	10,403
Cash flows from investing activities:
Business acquisition, net of cash acquired	(34,033)	—
Purchases of property and equipment	(2,285)	(3,053)
Capitalization of internal-use software costs	(4,776)	(3,522)
Purchases of investments	(4,883)	(32,136)
Sales/maturities of investments	35,800	2,800
Net cash used in investing activities	(10,177)	(35,911)
Cash flows from financing activities:
Payments related to business acquisitions	(2,250)	—
Taxes paid related to net share settlement of equity awards	(1,267)	(3,461)
Proceeds from employee stock purchase plan	6,174	5,710
Proceeds from stock option exercises	181	959
Net cash provided by financing activities	2,838	3,208
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33)	(800)
Net decrease in cash, cash equivalents and restricted cash	(1,530)	(23,100)
Cash, cash equivalents and restricted cash, beginning of period	207,804	165,017
Cash, cash equivalents and restricted cash, end of period	$206,274	$141,917
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$750	$750
Cash paid for income taxes, net of refunds	$166	$15
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$205,757	$141,365
Restricted cash included in prepaid expenses and other assets	517	$552
Total cash, cash equivalents and restricted cash	$206,274	$141,917
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
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023.
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to the significant accounting policies during the three-month period ended March 31, 2023.
Recent Accounting Pronouncements
We have not identified any recently issued accounting pronouncements that would have a material impact to our consolidated financial statements.
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

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Subscriptions	$173,390	$147,467
Professional services	9,402	8,359
Other	382	1,558
Total revenue	$183,174	$157,384
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended March 31, 2023 and 2022, we recognized revenue of $163.4 million and $137.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of March 31, 2023 and December 31, 2022, unbilled receivables of $1.1 million and $1.2 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of March 31, 2023 and December 31, 2022, we had no contract assets recorded on our consolidated balance sheet.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2023. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscriptions	$481,320	$198,798
Professional services	15,484	5,195
Other	307	133
Total	$497,111	$204,126
Note 3. Business Combinations
On March 14, 2023, we acquired Minerva Labs Ltd. (“Minerva”), a leading provider of anti-evasion and ransomware prevention technology, for a purchase consideration of $35.0 million, which was funded in cash. Additionally, we issued an aggregate of 73,846 shares of our common stock to the founders of Minerva with a fair value of $3.6 million. The 73,846 shares of common stock will be accounted for as stock-based compensation expense over a 24-month period as continued service is required for the founders to receive their full amount of common stock. In the three months ended March 31, 2023, we recognized stock-based compensation expense related to such shares in the amount of $0.1 million.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Purchase price	$34,977

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$136
Other current assets	600
Other assets	43
Accounts payable and other current liabilities	(413)
Other long-term liabilities	(395)
Intangible asset	12,600
Total identifiable net assets assumed	$12,571
Goodwill	22,406
Total purchase price allocation	$34,977
We identified developed technology as the sole acquired intangible asset. The estimated fair value of the developed technology intangible asset was $12.6 million which was based on a valuation using the income approach. The estimated useful life of the developed technology is 8 years.
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
In the three months ended March 31, 2023, we recorded $0.4 million of acquisition-related transaction costs related to the acquisition of Minerva to general and administrative expense.
Our revenue and net loss attributable to the Minerva business for the three months ended March 31, 2023 was not material.

Pro forma results of operations have not been included, as the acquisition of Minerva was not material to our results of operations for any periods presented.
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$49,516	$2	$(304)	$49,214
Corporate bonds	11,524	—	(111)	11,413
Agency bonds	3,250	—	(51)	3,199
Total	$64,290	$2	$(466)	$63,826

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$66,234	$4	$(545)	$65,693
Corporate bonds	14,351	—	(230)	14,121
Commercial paper	7,944	—	—	7,944
Agency bonds	6,231	—	(71)	6,160
Total	$94,760	$4	$(846)	$93,918
As of March 31, 2023, our available-for-sale investments had maturities ranging from 1 to 16 months. As of December 31, 2022, our available-for-sale investments had maturities ranging from 2 to 19 months.
For all of our investments for which the amortized cost basis was greater than the fair value at March 31, 2023 and December 31, 2022, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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

The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$62,390	$—	$—	$62,390
U.S. Government agencies	49,214	—	—	49,214
Corporate bonds	—	11,413	—	11,413
Agency bonds	—	3,199	—	3,199
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	1,221	—	1,221
Total	$111,604	$15,833	$—	$127,437
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other liabilities)	$—	$959	$—	$959
Total	$—	$959	$—	$959

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$88,039	$—	$—	$88,039
U.S. Government agencies	65,693	—	—	65,693
Commercial paper	—	14,121	—	14,121
Corporate bonds	—	7,944	—	7,944
Agency bonds	—	6,160	—	6,160
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	988	—	988
Total assets	$153,732	$29,213	$—	$182,945
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other liabilities)	$—	$1,559	$—	$1,559
Total liabilities	$—	$1,559	$—	$1,559
As of March 31, 2023, the fair value of our 2.25% and 0.25% convertible senior notes due 2025 and 2027, as further described in Note 10, Debt, was $235.4 million and $521.1 million, respectively, based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Computer equipment and software	$25,143	$24,568
Furniture and fixtures	11,788	11,823
Leasehold improvements	68,209	66,180
Total	105,140	102,571
Less accumulated depreciation	(48,502)	(44,680)
Property and equipment, net	$56,638	$57,891
Depreciation expense was $3.8 million and $3.3 million for the three months ended March 31, 2023 and 2022, respectively.
Note 7. Goodwill and Intangible Assets
Goodwill was $538.0 million and $515.6 million as of March 31, 2023 and December 31, 2022, respectively. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2022	$515,631
Minerva acquisition	22,406
Balance at March 31, 2023	$538,037
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of March 31, 2023			As of December 31, 2022
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.4	$135,155	$(63,019)	$72,136	$122,555	$(58,645)	$63,910
Customer relationships	4.5	12,000	(5,798)	6,202	12,000	(5,146)	6,854
Trade names	3.1	2,619	(2,069)	550	2,619	(1,874)	745
Total acquired intangible assets		149,774	(70,886)	78,888	137,174	(65,665)	71,509
Internal-use software	3.0	47,778	(15,234)	32,544	43,002	(13,242)	29,760
Total intangible assets		$197,552	$(86,120)	$111,432	$180,176	$(78,907)	$101,269
Amortization expense was $7.2 million and $6.9 million for the three months ended March 31, 2023 and 2022, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of March 31, 2023 was as follows (in thousands):

2023 (for the remaining nine months)	$21,698
2024	24,963
2025	21,098
2026	14,199
2027	6,781
2028 and thereafter	5,119
Total	$93,858
The table above excludes the impact of $17.6 million of capitalized internal-use software costs for projects that have not been completed as of March 31, 2023, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred.
Note 8. Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Beginning balance	$103,075	$87,165
Capitalization of contract acquisition and fulfillment costs	11,666	11,248
Amortization of deferred contract acquisition and fulfillment costs	(9,426)	(8,309)
Ending balance	$105,315	$90,104

Note 9. Derivatives and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of nineteen months or less, and as of March 31, 2023 and December 31, 2022, outstanding forward contracts had a total notional value of $55.2 million and $44.9 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three months ended March 31, 2023, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
As of March 31, 2023, the 2025 Notes and 2027 Notes were not convertible at the option of the holder.
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
The net carrying amount of the Notes as of March 31, 2023 and December 31, 2022 was as follows (in thousands):

	2025 Notes			2027 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2022	$229,992	$(3,480)	$226,512	$600,000	$(10,564)	$589,436
Amortization of debt issuance costs	—	340	340	—	606	606
Balance at March 31, 2023	$229,992	$(3,140)	$226,852	$600,000	$(9,958)	$590,042

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended March 31,
	2023			2022
	2025 Notes	2027 Notes	Total	2025 Notes	2027 Notes	Total
Contractual interest expense	$1,294	$375	$1,669	$1,294	$375	$1,669
Amortization of debt issuance costs	340	606	946	330	602	932
Total interest expense	$1,634	$981	$2,615	$1,624	$977	$2,601
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
As of March 31, 2023, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of March 31, 2023, we had a total of $9.8 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.
Note 11. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 9.3 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within 1 year. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating lease cost	$4,381	$5,013
Short-term lease costs	324	391
Variable lease costs	2,289	2,385
Total lease costs	$6,994	$7,789
Supplemental balance sheet information related to the operating leases was as follows:

	As of March 31, 2023	As of December 31, 2022
Weighted average remaining lease term (in years) - operating leases	6.4	6.6
Weighted average discount rate - operating leases	6.2%	6.2%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$6,689	$4,659
ROU assets obtained in exchange for new lease obligations	$1,151	$8,864
Maturities of operating lease liabilities as of March 31, 2023 were as follows (in thousands):

2023 (for the remaining nine months)	$13,309
2024	19,067
2025	18,159
2026	16,782
2027	15,952
2028 and thereafter	34,955
Total lease payments	$118,224
Less: imputed interest	(21,257)
Total	$96,967

Note 12. Stock-Based Compensation Expense
(a)General
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,837	$2,090
Research and development	10,505	13,024
Sales and marketing	7,843	6,774
General and administrative	8,188	7,034
Total stock-based compensation expense	$29,373	$28,922
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2023 and 2022 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the three months ended March 31, 2023 and 2022, we recognized stock-based compensation expense related to such bonuses in the amount of $0.7 million and $1.0 million, based on the probable expected performance against the pre-established corporate financial objectives as of March 31, 2023 and 2022. For all employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the three months ended March 31, 2023 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	3,001,443	$83.88
Granted	1,782,446	40.58
Vested	(359,043)	76.91
Forfeited	(178,587)	75.10
Unvested balance as of March 31, 2023	4,246,259	$66.66
As of March 31, 2023, the unrecognized compensation expense related to our unvested RSUs and PSUs was $263.7 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.7 years.
In February 2023, our Compensation Committee awarded 173,103 PSUs that require the achievement of an ARR target for the 2023 full-year to earn any payout and also include a non-GAAP operating income margin modifier. In addition, the portion of the PSUs that are earned will be capped at a maximum of 200% of the target level payout and if certain ARR or non-GAAP operating income margin goals are not met, no PSUs will be earned. The PSUs have a performance period of one year and the earned PSUs will vest in three equal installments following each of the first, second and third anniversary of the vesting commencement date, subject to the participant’s continuous service as of each such date. Stock-based compensation expense related to these PSUs will be adjusted over the one-year performance period based on interim estimates of performance against the identified targets.

(c)Stock Options
Stock option activity during the three months ended March 31, 2023 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	932,126	$12.70	3.2	$19,837
Granted	—	—
Exercised	(16,812)	10.74		$568
Forfeited/cancelled	—	—
Outstanding as of March 31, 2023	915,314	$12.73	—	$30,366
Vested and exercisable as of March 31, 2023	915,314	$12.73	—	$30,366

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
On March 15, 2023, we issued 177,886 shares of common stock to employees, with a purchase prices of $34.71 per share, for aggregate proceeds of $6.2 million.
Note 13. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(25,915)	$(44,999)
Denominator:
Weighted-average common shares outstanding, basic and diluted	59,888,119	57,724,821
Net loss per share, basic and diluted	$(0.43)	$(0.78)
We intend to settle any conversion of our 2025 Notes and 2027 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the three months ended March 31, 2023 and 2022, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
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
As of March 31, 2023 and 2022, the 2025 Notes and 2027 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our audited consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	915,314	1,312,604
Unvested restricted stock units	4,246,259	3,947,377
Common stock to be issued to DivvyCloud founders	33,433	66,865
Common stock issued to IntSights founders	41,194	206,608
Common stock issued to Minerva founders	73,846	—
Shares to be issued under ESPP	31,793	15,742
Convertible senior notes	9,572,955	9,573,087
Total	14,914,794	15,122,283

Note 14. Commitments and Contingencies
(a)Warranty
We provide limited product warranties. Historically, any payments made under these provisions have been immaterial.
(b)Litigation and Claims
In October 2018, Finjan, Inc. (“Finjan”) filed a complaint against us and our wholly-owned subsidiary, Rapid7 LLC, in the United States District Court, District of Delaware, alleging patent infringement of seven patents held by them. In the complaint, Finjan sought unspecified damages, attorneys' fees and injunctive relief. During the first quarter of 2023, we settled with Finjan for an immaterial amount. On April 5, 2023, the joint motion to dismiss the case was accepted by the court and this matter is now closed.
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

Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
United States	$137,111	$119,123
Other	46,063	38,261
Total	$183,174	$157,384
Property and equipment, net by geographic area was as follows:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
United States	$41,247	$41,570
Other	15,391	16,321
Total	$56,638	$57,891

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the SEC on February 24, 2023. Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Special Note Regarding Forward-Looking Statements”.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of March 31, 2023, we had over 11,000 customers in 147 countries, including 42% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three months ended March 31, 2023 or 2022.
Recent Developments
Acquisition
On March 14, 2023, we acquired Minerva Labs Ltd. (“Minerva”), a leading provider of anti-evasion and ransomware prevention technology, for a purchase consideration of $35.0 million, which was funded in cash. Additionally, we issued an aggregate of 73,846 shares of our common stock to the founders of Minerva with a fair value of $3.6 million.

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
For the three months ended March 31, 2023 and 2022, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 95% and 94%, respectively, of total revenue.

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

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Total revenue	$183,174	$157,384
Year-over-year revenue growth	16.4%	34.0%
Non-GAAP income from operations	$10,993	$(5,619)
Non-GAAP operating margin	6.0%	(3.6%)
Free cash flow	$(1,219)	$3,828

	As of March 31,
	2023	2022
	(dollars in thousands)
Annualized recurring revenue (“ARR”)	$727,853	$627,122
Year-over-year growth	16.1%	37.6%
Number of customers	11,034	10,407
Year-over-year growth	6.0%	16.0%
ARR per customer	$66.0	$60.3
Year-over-year growth	9.5%	18.3%
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
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt issuance costs and certain other items such as acquisition-related expenses and litigation-related expenses. Non-GAAP net income (loss) per basic and diluted share is calculated as non-GAAP net income (loss) divided by the weighted average shares used to compute net income (loss) per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
•Amortization of issuance costs. The expense for the amortization of debt issuance costs related to our convertible senior notes and revolving credit facility is a non-cash item and we believe the exclusion of this interest expense provides a more useful comparison of our operational performance in different periods.
•Litigation-related expenses. We exclude non-ordinary course litigation expense because we do not consider legal costs and settlement fees incurred in litigation and litigation-related matters of non-ordinary course lawsuits and other disputes to be indicative of our core operating performance. We do not adjust for ordinary course legal expenses, including legal costs and settlement fees resulting from maintaining and enforcing our intellectual property portfolio and license agreements.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
GAAP total gross profit	$127,175	$106,095
Stock-based compensation expense	2,837	2,090
Amortization of acquired intangible assets	4,375	4,844
Non-GAAP total gross profit	$134,387	$113,029

	Three Months Ended March 31,
	2023	2022
	(in thousands)
GAAP gross profit – products	$125,584	$105,553
Stock-based compensation expense	2,123	1,495
Amortization of acquired intangible assets	4,375	4,844
Non-GAAP gross profit – products	$132,082	$111,892

	Three Months Ended March 31,
	2023	2022
	(in thousands)
GAAP gross profit – professional services	$1,591	$542
Stock-based compensation expense	714	595
Non-GAAP gross profit – professional services	$2,305	$1,137
The following table reconciles GAAP loss from operations to non-GAAP income from operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
GAAP loss from operations	$(23,965)	$(40,379)
Stock-based compensation expense	29,373	28,922
Amortization of acquired intangible assets	5,222	5,723
Acquisition-related expenses	363	—
Litigation-related expenses	—	115
Non-GAAP income from operations	$10,993	$(5,619)

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
GAAP net loss	$(25,915)	$(44,999)
Stock-based compensation expense	29,373	28,922
Amortization of acquired intangible assets	5,222	5,723
Acquisition-related expenses	363	—
Litigation-related expenses	—	115
Amortization of debt issuance costs	994	979
Non-GAAP net income (loss)	$10,037	$(9,260)
Interest expense of convertible senior notes (1)	375	—
Numerator for non-GAAP earnings per share calculation	$10,412	$(9,260)

Weighted average shares used in GAAP earnings per share calculation, basic	59,888,119	57,724,821
Dilutive effect of convertible senior notes (1)	5,803,831	—
Dilutive effect of employee equity incentive plans (2)	708,176	—
Weighted average shares used in non-GAAP earnings per share calculation, diluted	66,400,126	57,724,821

Non-GAAP net income (loss) per share:
Basic	$0.17	$(0.16)
Diluted	$0.16	$(0.16)

(1) We use the if-converted method to compute diluted earnings per share with respect to our convertible senior notes. There was no add-back of interest expense or additional dilutive shares related to the convertible senior notes where the effect was anti-dilutive. On an if-converted basis, for the three months ended March 31, 2023, the 2027 convertible senior notes were dilutive and the 2025 convertible senior notes were anti-dilutive.

(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.
The following table reconciles GAAP net loss to adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
GAAP net loss	$(25,915)	$(44,999)
Interest income	(1,668)	(112)
Interest expense	2,717	2,693
Other (income) expense, net	307	603
Provision for income taxes	594	1,436
Depreciation expense	3,837	3,303
Amortization of intangible assets	7,213	6,866
Stock-based compensation expense	29,373	28,922
Acquisition-related expenses	363	—
Litigation-related expenses	—	115
Adjusted EBITDA	$16,821	$(1,173)

The following table reconciles net cash provided by operating activities to free cash flow for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$5,842	$10,403
Less: Purchases of property and equipment	(2,285)	(3,053)
Less: Capitalized internal-use software costs	(4,776)	(3,522)
Free cash flow	$(1,219)	$3,828

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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$173,772	$149,025
Professional services	9,402	8,359
Total revenue	183,174	157,384
Cost of revenue:(1)
Products	48,188	43,472
Professional services	7,811	7,817
Total cost of revenue	55,999	51,289
Operating expenses:(1)
Research and development	46,346	49,812
Sales and marketing	80,587	75,146
General and administrative	24,207	21,516
Total operating expenses	151,140	146,474
Loss from operations	(23,965)	(40,379)
Interest income	1,668	112
Interest expense	(2,717)	(2,693)
Other income (expense), net	(307)	(603)
Loss before income taxes	(25,321)	(43,563)
Provision for income taxes	594	1,436
Net loss	$(25,915)	$(44,999)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,837	$2,090
Research and development	10,505	13,024
Sales and marketing	7,843	6,774
General and administrative	8,188	7,034
Total stock-based compensation expense	$29,373	$28,922

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$7,086	$6,595
Research and development	1,168	993
Sales and marketing	2,067	1,934
General and administrative	729	647
Total depreciation and amortization expense	$11,050	$10,169

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Consolidated Statement of Operations Data:
Revenue:
Products	94.9	94.7%
Professional services	5.1	5.3
Total revenue	100.0	100.0
Cost of revenue:
Products	26.3	27.6
Professional services	4.3	5.0
Total cost of revenue	30.6	32.6
Operating expenses:
Research and development	25.3	31.7
Sales and marketing	44.0	47.7
General and administrative	13.2	13.7
Total operating expenses	82.5	93.1
Loss from operations	(13.1)	(25.7)
Interest income	0.9	0.1
Interest expense	(1.4)	(1.7)
Other income (expense), net	(0.2)	(0.4)
Loss before income taxes	(13.8)	(27.7)
Provision for income taxes	0.3	0.9
Net loss	(14.1)%	(28.6)%
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenue:
Products	$173,772	$149,025	$24,747	16.6%
Professional services	9,402	8,359	1,043	12.5%
Total revenue	$183,174	$157,384	$25,790	16.4%
Total revenue increased by $25.8 million in the three months ended March 31, 2023 compared to the same period in 2022. The $25.8 million increase in revenue consisted of a $3.3 million increase in revenue from new customers and a $22.5 million increase in revenue from existing customers. The $22.5 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in the three months ended March 31, 2023 compared to the same period in 2022 was comprised of $19.0 million generated from sales in North America and $6.8 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue:
Products	$48,188	$43,472	$4,716	10.8%
Professional services	7,811	7,817	(6)	(0.1%)
Total cost of revenue	$55,999	$51,289	$4,710	9.2%
Gross margin %:
Products	72.3%	70.8%
Professional services	16.9%	6.5%
Total gross margin %	69.4%	67.4%
Total cost of revenue increased by $4.7 million in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a $3.6 million increase in personnel costs, inclusive of a $0.7 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. Our increase in total cost of revenue also included a $1.4 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue. These increases were partially offset by a $0.3 million decrease in other expenses.
Total gross margin percentage increased for the three months ended March 31, 2023 compared to the same period in 2022. The increase in products gross margin was driven by our ability to scale as our revenue continues to grow. The increase in professional services gross margin for the three months ended March 31, 2023 was primarily due to an increase in revenue.
Operating Expenses
Research and Development Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$46,346	$49,812	$(3,466)	(7.0%)
% of revenue	25.3%	31.7%
Research and development expense decreased by $3.5 million in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a $2.6 million decrease in stock-based compensation expense and a $0.9 million decrease in other expenses.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Sales and marketing	$80,587	$75,146	$5,441	7.2%
% of revenue	44.0%	47.7%
Sales and marketing expense increased by $5.4 million in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a $7.3 million increase in personnel costs, inclusive of a $1.1 million increase in stock-based compensation expense, resulting from an increase in headcount. These increases were partially offset by a decrease of $1.9 million in other expenses.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative	$24,207	$21,516	$2,691	12.5%
% of revenue	13.2%	13.7%
General and administrative expense increased by $2.7 million in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a $2.3 million increase in personnel costs due to an increase in headcount, inclusive of a $1.2 million increase in stock-based compensation expense, and a $0.4 million increase in other expenses.
Interest Income

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$1,668	$112	$1,556	1,389.3%
% of revenue	0.9%	0.1%
Interest income increased by $1.6 million in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to an increase in interest rates.
Interest Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(2,717)	$(2,693)	$(24)	0.9%
% of revenue	(1.4)%	(1.7)%
Interest expense remained consistent in the three months ended March 31, 2023 compared to the same period in 2022.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Other income (expense), net	$(307)	$(603)	$296	(49.1%)
% of revenue	(0.2)%	(0.4)%
Other income (expense), net decreased by $0.3 million in the three months ended March 31, 2023 compared to the same period in 2022 due to realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$594	$1,436	$(842)	(58.6%)
% of revenue	0.3%	0.9%
Provision for income taxes decreased by $0.8 million in the three months ended March 31, 2023 compared to the same period in 2022 primarily due to a decrease in foreign tax expense.

Liquidity and Capital Resources
As of March 31, 2023, we had $205.8 million in cash and cash equivalents, $63.8 million in investments that have maturities ranging from one to sixteen months and an accumulated deficit of $886.7 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, investments and our Credit and Security Agreement (“Credit Agreement”). To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
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
The following table shows a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$207,804	$165,017
Net cash provided by operating activities	5,842	10,403
Net cash used in investing activities	(10,177)	(35,911)
Net cash provided by financing activities	2,838	3,208
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33)	(800)
Cash, cash equivalents and restricted cash at end of period	$206,274	$141,917
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $5.8 million of cash and cash equivalents in the three months ended March 31, 2023, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net loss of $25.9 million and a decrease in our net operating assets and liabilities of $10.7 million, offset by non-cash charges of $42.4 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a $24.0 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $12.1 million decrease in deferred revenue, a $2.7 million decrease in accounts payable, a $5.6 million increase in prepaid expenses and a $2.2 million increase in deferred contract acquisition and fulfillment costs, which each had a negative impact on operating cash flow. These factors were offset by a $35.8 million decrease in accounts receivable due to an increase in collections and a $0.1 million increase in other liabilities, which each had a positive impact on operating cash flow.
Operating activities provided $10.4 million of cash and cash equivalents in the three months ended March 31, 2022, which reflects continued growth in revenue and the timing of working capital adjustments, partially offset by our continued investments in our operations. Cash provided by operating activities reflected our net loss of $45.0 million, offset by a decrease in our net operating assets of $14.8 million and non-cash charges of $40.6 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, induced conversion expense, amortization of debt issuance costs and other non-cash charges. The decrease in our net operating assets was primarily due to a $36.3 million decrease in accounts receivable due to an increase in collections, a $3.8 million increase in deferred revenue and a $8.7 million increase in accounts payable, which each had a positive impact on operating cash flow. These factors were partially offset by a $24.0 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $6.6 million increase in prepaid expenses, a $2.9 million increase in deferred contract acquisition and fulfillment costs and a $0.5 million decrease in other liabilities, which each had a negative impact on operating cash flow.
Investing Activities
Investing activities used $10.2 million of cash in the three months ended March 31, 2023, consisting of $34.0 million of cash paid for the acquisition of Minerva, $4.8 million for capitalization of internal-use software costs, $2.3 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by $30.9 million of investment sales and maturities, net of purchases.
Investing activities used $35.9 million of cash in the three months ended March 31, 2022, consisting of $29.3 million of investment purchases, net of sales and maturities, $3.5 million for capitalization of internal-use software costs and $3.1 million in capital expenditures to purchase computer equipment, furniture and fixtures and leasehold improvements.
Financing Activities
Financing activities provided $2.8 million of cash in the three months ended March 31, 2023, which consisted primarily of $6.2 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $0.2 million in proceeds from the exercise of stock options, partially offset by $2.3 million in payments related to the acquisition of IntSights and $1.3 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $3.2 million of cash in the three months ended March 31, 2022, which consisted primarily of $5.7 million in proceeds from the issuance of common stock purchased by employees under the ESPP and $1.0 million in proceeds from the exercise of stock options, partially offset by $3.5 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
As of March 31, 2023, there were no additional material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023 (the “Annual Report”).
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
Recent Accounting Pronouncements
See Note 1 in the Notes to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of March 31, 2023 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of March 31, 2023, we had cash and cash equivalents of $205.8 million consisting of bank deposits and money market funds and investments of $63.8 million consisting of U.S. government agencies, corporate bonds and agency bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of March 31, 2023, the fair values of our 2025 Notes and 2027 Notes were $235.4 million and $521.1 million, respectively.
As of March 31, 2023, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of March 31, 2023, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
In October 2018, Finjan, Inc. (“Finjan”) filed a complaint against us and our wholly-owned subsidiary, Rapid7 LLC, in the United States District Court, District of Delaware, alleging patent infringement of seven patents held by them. In the complaint, Finjan sought unspecified damages, attorneys' fees and injunctive relief. During the first quarter of 2023, we settled with Finjan for an immaterial amount. On April 5, 2023, the joint motion to dismiss the case was accepted by the court and this matter is now closed.
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
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q as well as our other public filings with the Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that event, the trading price of our common stock could decline.
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
•price competition;
•our ability to successfully manage and integrate any acquired businesses, including without limitation, the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;

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
We have posted a net loss in each year since inception, including net losses of $124.7 million, $146.3 million and $98.8 million in the years ended December 31, 2022, 2021 and 2020, respectively. As of March 31, 2023, we had an accumulated deficit of $886.7 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For each of the three months ended March 31, 2023 and 2022, operations located outside of North America generated 21% of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
Achieving the anticipated benefits of past or future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings. For example, on March 14, 2023, we acquired Minerva Labs Ltd., a leading provider of anti-evasion and ransomware prevention technology. The integration of Minerva and any other acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures and business operations and internal systems. We may need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition. If we are unable to effectively execute or integrate acquisitions, the anticipated benefits of such acquisition, including sales or growth opportunities or targeted synergies may not be realized, and our business, financial condition and operating results could be adversely affected.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, three months ended March 31, 2023 and 2022 we incurred 17% and 19%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for three months ended March 31, 2023 and 2022, 11% and 10%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may fluctuate in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We enter into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $145.00 through April 30, 2023. Factors that may affect the market price of our common stock include:
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 10, Debt, to our consolidated financial statements, during the six months ended June 30, 2022, the 2025 Notes were convertible at the option of the holders. During this period an immaterial principal amount of the 2025 Notes were requested for conversion and settled in cash. As of March 31, 2023, the 2025 Notes and the 2027 Notes were not convertible at the option of the holder. Whether the Notes will be convertible following the fiscal quarter ending March 31, 2023, will depend on the future satisfaction of a conversion condition. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 10, Debt, as of March 31, 2023 the Notes were not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”) which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of some or all of such funds) could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned and at a higher cost.
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

RAPID7, INC.

Date: May 10, 2023	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)