Form 10-Q
period 2023-06-30
Rapid7, Inc.
filed 2023-08-09
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 31, 2023, there were 60,966,462 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$185,929	$207,287
Short-term investments	107,573	84,162
Accounts receivable, net of allowance for credit losses of $1,275 and $2,299 at June 30, 2023 and December 31, 2022, respectively	136,300	152,045
Deferred contract acquisition and fulfillment costs, current portion	38,661	34,906
Prepaid expenses and other current assets	56,463	31,907
Total current assets	524,926	510,307
Long-term investments	2,437	9,756
Property and equipment, net	47,104	57,891
Operating lease right-of-use assets	56,817	79,342
Deferred contract acquisition and fulfillment costs, non-current portion	70,377	68,169
Goodwill	536,326	515,631
Intangible assets, net	104,698	101,269
Other assets	12,974	16,626
Total assets	$1,355,659	$1,358,991
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,989	$10,255
Accrued expenses	69,456	80,306
Operating lease liabilities, current portion	12,116	12,444
Deferred revenue, current portion	429,328	426,599
Other current liabilities	562	1,663
Total current liabilities	520,451	531,267
Convertible senior notes, non-current portion, net	817,873	815,948
Operating lease liabilities, non-current portion	84,751	85,946
Deferred revenue, non-current portion	30,064	31,040
Other long-term liabilities	13,542	14,864
Total liabilities	1,466,681	1,479,065
Stockholders’ deficit:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; 0 shares issued at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 61,509,616 and 60,206,277 shares issued at June 30, 2023 and December 31, 2022, respectively; 60,940,037 and 59,719,469 shares outstanding at June 30. 2023 and December 31, 2022, respectively	609	597
Treasury stock, at cost, 569,579 and 486,808 shares at June 30, 2023 and December 31, 2022, respectively	(4,765)	(4,764)
Additional paid-in-capital	846,326	746,249
Accumulated other comprehensive income (loss)	250	(1,411)
Accumulated deficit	(953,442)	(860,745)
Total stockholders’ deficit	(111,022)	(120,074)
Total liabilities and stockholders’ deficit	$1,355,659	$1,358,991
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Products	$181,701	$159,122	$355,473	$308,147
Professional services	8,721	8,333	18,123	16,692
Total revenue	190,422	167,455	373,596	324,839
Cost of revenue:
Products	51,148	45,867	99,336	89,339
Professional services	7,016	8,408	14,827	16,225
Total cost of revenue	58,164	54,275	114,163	105,564
Total gross profit	132,258	113,180	259,433	219,275
Operating expenses:
Research and development	50,762	48,907	97,108	98,719
Sales and marketing	83,036	78,034	163,623	153,180
General and administrative	22,888	20,890	47,095	42,406
Impairment of long-lived assets	27,231	—	27,231	—
Total operating expenses	183,917	147,831	335,057	294,305
Loss from operations	(51,659)	(34,651)	(75,624)	(75,030)
Other income (expense), net:
Interest income	1,787	243	3,455	355
Interest expense	(2,773)	(2,758)	(5,490)	(5,451)
Other income (expense), net	(13,268)	(2,403)	(13,575)	(3,006)
Loss before income taxes	(65,913)	(39,569)	(91,234)	(83,132)
Provision for income taxes	869	37	1,463	1,473
Net loss	$(66,782)	$(39,606)	$(92,697)	$(84,605)
Net loss per share, basic and diluted	$(1.10)	$(0.68)	$(1.54)	$(1.46)
Weighted-average common shares outstanding, basic and diluted	60,470,396	58,239,958	60,180,954	57,983,790
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(66,782)	$(39,606)	$(92,697)	$(84,605)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	447	(3,027)	639	(3,925)
Adjustments for net losses realized on cash flow hedges and included in net loss	(61)	761	580	1,077
Total change in unrealized gains (losses) on cash flow hedges	386	(2,266)	1,219	(2,848)
Change in unrealized gains (losses) on investments	64	(220)	442	(878)
Total other comprehensive income (loss)	450	(2,486)	1,661	(3,726)
Comprehensive loss	$(66,332)	$(42,092)	$(91,036)	$(88,331)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	60,322	$603	570	$(4,765)	$780,850	$(200)	$(886,660)	$(110,172)
Stock-based compensation expense	—	—	—	—	31,276	—	—	31,276
Vesting of restricted stock units	442	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(28)	—	—	—	(1,324)	—	—	(1,324)
Issuance of common stock upon exercise of stock options	171	2	—	—	2,499	—	—	2,501
Issuance of common stock in relation to an acquisition	33	—	—	—	—	—	—	—
Reclassification of 2023 capped calls from equity to derivative asset	—	—	—	—	33,029	—	—	33,029
Other comprehensive gain	—	—	—	—	—	450	—	450
Net loss	—	—	—	—	—	—	(66,782)	(66,782)
Balance, June 30, 2023	60,940	$609	570	$(4,765)	$846,326	$250	$(953,442)	$(111,022)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	58,242	$582	487	$(4,764)	$650,710	$(2,052)	$(781,027)	$(136,551)
Stock-based compensation expense	—	—	—	—	31,890	—	—	31,890
Vesting of restricted stock units	364	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(24)	—	—	—	(1,645)	—	—	(1,645)
Issuance of common stock upon exercise of stock options	21	—	—	—	246	—	—	246
Issuance of common stock in connection with conversion of convertible senior notes	—	—	—	—	(3)	—	—	(3)
Issuance of common stock related to acquisition	33	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,486)	—	(2,486)
Net loss	—	—	—	—	—	—	(39,606)	(39,606)
Balance, June 30, 2022	58,636	$586	487	$(4,764)	$681,194	$(4,538)	$(820,633)	$(148,155)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	59,720	$597	487	$(4,764)	$746,249	$(1,411)	$(860,745)	$(120,074)
Stock-based compensation expense	—	—	—	—	60,794	—	—	60,794
Issuance of common stock under employee stock purchase plan	178	2	—	—	6,172	—	—	6,174
Vesting of restricted stock units	801	7	—	—	(7)	—	—	—
Shares withheld for employee taxes	(53)	—	—	—	(2,591)	—	—	(2,591)
Issuance of common stock upon exercise of stock options	187	2	—	—	2,680	—	—	2,682
Issuance of common stock in relation to an acquisition	107	1	—	—	(1)	—	—	—
Repurchase of common stock in relation to acquisition	—	—	83	(1)	1	—	—	—
Reclassification of 2023 capped calls from equity to derivative asset	—	—	—	—	33,029	—	—	33,029
Other comprehensive gain	—	—	—	—	—	1,661	—	1,661
Net loss	—	—	—	—	—	—	(92,697)	(92,697)
Balance, June 30, 2023	60,940	$609	570	$(4,765)	$846,326	$250	$(953,442)	$(111,022)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	57,695	$577	487	$(4,764)	$615,032	$(812)	$(736,028)	$(125,995)
Stock-based compensation expense	—	—	—	—	64,365	—	—	64,365
Issuance of common stock under employee stock purchase plan	81	1	—	—	5,709	—	—	5,710
Vesting of restricted stock units	766	8	—	—	(8)	—	—	—
Shares withheld for employee taxes	(59)	(1)	—	—	(5,105)	—	—	(5,106)
Issuance of common stock upon exercise of stock options	120	1	—	—	1,204	—	—	1,205
Issuance of common stock in connection with conversion of convertible senior notes	—	—	—	—	(3)	—	—	(3)
Issuance of common stock related to acquisition	33	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(3,726)	—	(3,726)
Net loss	—	—	—	—	—	—	(84,605)	(84,605)
Balance, June 30, 2022	58,636	$586	487	$(4,764)	$681,194	$(4,538)	$(820,633)	$(148,155)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(92,697)	$(84,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,879	20,392
Amortization of debt issuance costs	2,020	1,990
Stock-based compensation expense	61,068	61,333
Impairment of long-lived assets	27,231	—
Change in fair value of derivative assets	12,660	—
Other	4,423	2,281
Changes in operating assets and liabilities:
Accounts receivable	15,110	18,147
Deferred contract acquisition and fulfillment costs	(5,963)	(5,080)
Prepaid expenses and other assets	1,400	(10,527)
Accounts payable	(1,282)	3,557
Accrued expenses	(11,968)	(12,493)
Deferred revenue	1,783	23,183
Other liabilities	483	(326)
Net cash provided by operating activities	37,147	17,852
Cash flows from investing activities:
Business acquisition, net of cash acquired	(34,841)	—
Purchases of property and equipment	(3,704)	(7,224)
Capitalization of internal-use software costs	(9,081)	(8,058)
Purchases of investments	(80,257)	(58,997)
Sales/maturities of investments	65,700	60,329
Other investments	—	(500)
Net cash used in investing activities	(62,183)	(14,450)
Cash flows from financing activities:
Payments of debt issuance costs	—	(71)
Payments for repurchase of convertible senior notes	—	(12)
Payments related to business acquisitions	(2,250)	(300)
Taxes paid related to net share settlement of equity awards	(2,591)	(5,106)
Proceeds from employee stock purchase plan	6,174	5,710
Proceeds from stock option exercises	2,682	1,205
Net cash provided by financing activities	4,015	1,426
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(337)	(3,671)
Net (decrease) increase in cash, cash equivalents and restricted cash	(21,358)	1,157
Cash, cash equivalents and restricted cash, beginning of period	207,804	165,017
Cash, cash equivalents and restricted cash, end of period	$186,446	$166,174
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$3,337	$3,337
Cash paid for income taxes, net of refunds	$1,221	$564
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$185,929	$163,469
Restricted cash included in prepaid expenses and other assets	517	$2,705
Total cash, cash equivalents and restricted cash	$186,446	$166,174
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to the significant accounting policies during the three and six-month periods ended June 30, 2023.
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

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Subscriptions	$181,405	$157,771	$354,795	$305,238
Professional services	8,721	8,333	18,123	16,692
Other	296	1,351	678	2,909
Total revenue	$190,422	$167,455	$373,596	$324,839
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended June 30, 2023 and 2022, we recognized revenue of $164.9 million and $143.7 million, respectively, and for the six months ended June 30, 2023 and 2022, we recognized $288.3 million and $250.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of June 30, 2023 and December 31, 2022, unbilled receivables of $2.5 million and $1.1 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of June 30, 2023 and December 31, 2022, we had no contract assets recorded on our consolidated balance sheet.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2023. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscriptions	$503,576	$206,173
Professional services	18,258	6,312
Other	200	109
Total	$522,034	$212,594
Note 3. Business Combinations
On March 14, 2023, we acquired Minerva Labs Ltd. (“Minerva”), a leading provider of anti-evasion and ransomware prevention technology, for a purchase price with an aggregate fair value of $34.6 million. The purchase consideration consisted of $35.0 million paid in cash at closing and a $0.4 million receivable for purchase price adjustments. Additionally, we issued an aggregate of 73,846 shares of our common stock to the founders of Minerva with a fair value of $3.6 million. The 73,846 shares of common stock will be accounted for as stock-based compensation expense over a 24-month period as continued service is required for the founders to receive their full amount of common stock. In the three and six months ended June 30, 2023, we recognized stock-based compensation expense related to such shares in the amount of $0.4 million and $0.5 million, respectively.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration
Cash	$34,977
Estimated purchase price receivable adjustment	(365)
Fair value of total consideration transferred	$34,612

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$136
Other current assets	1,771
Other assets	43
Accounts payable and other current liabilities	(438)
Other long-term liabilities	(395)
Intangible asset	12,800
Total identifiable net assets assumed	$13,917
Goodwill	20,695
Total purchase price allocation	$34,612
These preliminary amounts are subject to subsequent adjustment as we obtain additional information to finalize certain components of working capital and deferred income taxes.
We identified developed technology as the sole acquired intangible asset. The estimated fair value of the developed technology intangible asset was $12.8 million which was based on a valuation using the income approach. The estimated useful life of the developed technology is 8 years.
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
In the three and six months ended June 30, 2023, we recorded $0.4 million of acquisition-related transaction costs related to the acquisition of Minerva to general and administrative expense.
Our revenue and net loss attributable to the Minerva business for the three and six months ended June 30, 2023 was not material.
Pro forma results of operations have not been included, as the acquisition of Minerva was not material to our results of operations for any periods presented.
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$103,152	$6	$(308)	$102,850
Corporate bonds	4,006	—	(46)	3,960
Agency bonds	3,250	—	(50)	3,200
Total	$110,408	$6	$(404)	$110,010

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$66,234	$4	$(545)	$65,693
Corporate bonds	14,351	—	(230)	14,121
Commercial paper	7,944	—	—	7,944
Agency bonds	6,231	—	(71)	6,160
Total	$94,760	$4	$(846)	$93,918
As of June 30, 2023, our available-for-sale investments had maturities ranging from 1 to 13 months. As of December 31, 2022, our available-for-sale investments had maturities ranging from 2 to 19 months.
For all of our investments for which the amortized cost basis was greater than the fair value at June 30, 2023 and December 31, 2022, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$108,675	$—	$—	$108,675
U.S. Government agencies	102,850	—	—	102,850
Derivative assets	—	20,369	—	20,369
Corporate bonds	—	3,960	—	3,960
Agency bonds	—	3,200	—	3,200
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	1,150	—	1,150
Total	$211,525	$28,679	$—	$240,204
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other liabilities)	$—	$502	$—	$502
Total	$—	$502	$—	$502

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$88,039	$—	$—	$88,039
U.S. Government agencies	65,693	—	—	65,693
Corporate bonds	—	14,121	—	14,121
Commercial paper	—	7,944	—	7,944
Agency bonds	—	6,160	—	6,160
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	988	—	988
Total assets	$153,732	$29,213	$—	$182,945
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other liabilities)	$—	$1,559	$—	$1,559
Total liabilities	$—	$1,559	$—	$1,559
As of June 30, 2023, the fair value of our 2.25% and 0.25% convertible senior notes due 2025 and 2027, as further described in Note 10, Debt, was $234.2 million and $520.9 million, respectively, based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Computer equipment and software	$25,888	$24,568
Furniture and fixtures	11,735	11,823
Leasehold improvements (1)	60,998	66,180
Total	98,621	102,571
Less accumulated depreciation	(51,517)	(44,680)
Property and equipment, net	$47,104	$57,891
(1) During the second quarter of 2023, leasehold improvements with a net book value of $7.0 million were included in an impairment of long-lived assets charge recorded related to certain idle office space at our corporate headquarters in Boston, Massachusetts. Refer to Note 11. Leases for further details on the impairment of long-lived assets.
Depreciation expense was $3.7 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively, and $7.6 million and $6.5 million for the six months ended June 30, 2023 and 2022, respectively.
Note 7. Goodwill and Intangible Assets
Goodwill was $536.3 million and $515.6 million as of June 30, 2023 and December 31, 2022, respectively. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2022	$515,631
Minerva acquisition	20,695
Balance at June 30, 2023	$536,326
The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of June 30, 2023			As of December 31, 2022
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.4	$135,355	$(67,863)	$67,492	$122,555	$(58,645)	$63,910
Customer relationships	4.5	12,000	(6,450)	5,550	12,000	(5,146)	6,854
Trade names	3.1	2,619	(2,264)	355	2,619	(1,874)	745
Total acquired intangible assets		149,974	(76,577)	73,397	137,174	(65,665)	71,509
Internal-use software	3.0	48,924	(17,623)	31,301	43,002	(13,242)	29,760
Total intangible assets		$198,898	$(94,200)	$104,698	$180,176	$(78,907)	$101,269
Amortization expense was $8.1 million and $7.0 million for the three months ended June 30, 2023 and 2022, respectively and $15.3 million and $13.9 million for the six months ended June 30, 2023 and 2022, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of June 30, 2023 was as follows (in thousands):

2023 (for the remaining six months)	$15,362
2024	27,226
2025	23,181
2026	14,939
2027	6,806
2028 and thereafter	5,131
Total	$92,645
The table above excludes the impact of $12.1 million of capitalized internal-use software costs for projects that have not been completed as of June 30, 2023, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred. In the three and six months ended June 30, 2023, we recorded a $3.2 million impairment of capitalized internal-use software costs to research and development expense in our consolidated statement of operations for projects that have been discontinued and will not be placed into service.
Note 8. Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Beginning balance	$103,075	$87,165
Capitalization of contract acquisition and fulfillment costs	25,480	22,036
Amortization of deferred contract acquisition and fulfillment costs	(19,517)	(16,955)
Ending balance	$109,038	$92,246

Note 9. Derivatives and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of eighteen months or less, and as of June 30, 2023 and December 31, 2022, outstanding forward contracts had a total notional value of $51.7 million and $44.9 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three and six months ended June 30, 2023, all cash flow hedges were considered effective.
As further described in Note 10, Debt, as of June 30, 2023, we have a $20.4 million derivative asset related to the settlement of our 2023 capped call transactions which was recorded as a component of prepaid expenses and other current assets on our consolidated balance sheet.
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
As of June 30, 2023, the 2025 Notes and 2027 Notes were not convertible at the option of the holder.
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
The net carrying amount of the Notes as of June 30, 2023 and December 31, 2022 was as follows (in thousands):

	2025 Notes			2027 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2022	$229,992	$(3,480)	$226,512	$600,000	$(10,564)	$589,436
Amortization of debt issuance costs	—	701	701	—	1,224	1,224
Balance at June 30, 2023	$229,992	$(2,779)	$227,213	$600,000	$(9,340)	$590,660
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,
	2023			2022
	2025 Notes	2027 Notes	Total	2025 Notes	2027 Notes	Total
Contractual interest expense	$1,294	$375	$1,669	$1,294	$375	$1,669
Amortization of debt issuance costs	361	619	980	351	612	963
Total interest expense	$1,655	$994	$2,649	$1,645	$987	$2,632

	Six Months Ended June 30,
	2023			2022
	2025 Notes	2027 Notes	Total	2025 Notes	2027 Notes	Total
Contractual interest expense	$2,588	$750	$3,338	$2,588	$750	$3,338
Amortization of debt issuance costs	701	1,224	1,925	681	1,214	1,895
Total interest expense	$3,289	$1,974	$5,263	$3,269	$1,964	$5,233
Capped Calls
In connection with the offering of the 1.25% convertible senior notes due 2023 (the "2023 Notes"), the 2025 Notes and the 2027 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 Capped Calls, “2025 Capped Calls” and “2027 Capped Calls”) (collectively, the “Capped Calls”).
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
The following table sets forth other key terms and premiums paid for the Capped Calls related to each series of Notes:

	Capped Calls Entered into in Connection with the Issuance of the 2023 Notes	Capped Calls Entered into in Connection with the Issuance of the 2025 Notes	Capped Calls Entered into in Connection with the Issuance of the 2027 Notes
Initial strike price, subject to certain adjustments	$41.59	$61.02	$103.38
Cap price, subject to certain adjustments	$63.98	$93.88	$159.04
Total premium paid (in thousands)	$26,910	$27,255	$76,020
Expiration dates	June 2, 2023 - August 1, 2023	March 4, 2025 - April 29, 2025	January 1, 2027 - March 11, 2027

For accounting purposes, the 2023 Capped Calls, the 2025 Capped Calls and the 2027 Capped Calls are separate transactions, and not part of the terms of the 2023 Notes, the 2025 Notes and the 2027 Notes. The 2025 Capped Calls and the 2027 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives.
The 2023 Capped Calls were not redeemed with the repayment of the 2023 Notes. The 2023 Capped Calls are due to be settled over a 40-day trading period from June 2, 2023 to August 1, 2023, with a settlement date of August 3, 2023. The 2023 Capped Calls are separate transactions from the 2023 Notes and were recorded in stockholders' equity at issuance. In accordance with the terms of the Capped Calls agreements, we elected to cash-settle the 2023 Capped Calls via written notice provided to the counterparties on May 31, 2023 (the "Notice Date"). Since cash settlement was elected, pursuant to ASC 815, the 2023 Capped Calls were deemed to meet the definition of a derivative instrument, requiring reclassification from stockholder's equity to a derivative asset at the fair value on the Notice Date, with subsequent changes in fair value to be recorded to earnings through the settlement date. The fair value on the Notice Date of $33.0 million was reclassed from stockholders' equity (additional paid-in capital) to derivative assets. As of June 30, 2023, the fair value of the derivative asset was $20.4 million and classified as prepaid and other current assets on our consolidated balance sheet. The change in fair value of the derivative asset from the Notice Date to June 30, 2023 was $12.7 million and recorded to other income (expense) on our consolidated statement of operations. On August 3, 2023, we received $17.5 million in cash from the settlement of the 2023 Capped Calls.
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
As of June 30, 2023, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of June 30, 2023, we had a total of $9.8 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.
Note 11. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 8.8 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within 4.2 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$4,536	$5,230	$8,917	$10,243
Short-term lease costs	313	463	637	854
Variable lease costs	2,171	2,147	4,460	4,532
Total lease costs	$7,020	$7,840	$14,014	$15,629

Supplemental balance sheet information related to the operating leases was as follows:

	As of June 30, 2023	As of December 31, 2022
Weighted average remaining lease term (in years) - operating leases	6.2	6.6
Weighted average discount rate - operating leases	6.3%	6.2%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,858	$4,908	$11,547	$8,036
ROU assets obtained in exchange for new lease obligations	$2,686	$—	$3,837	$8,864
Maturities of operating lease liabilities as of June 30, 2023 were as follows (in thousands):

2023 (for the remaining six months)	$8,407
2024	19,404
2025	18,964
2026	17,602
2027	16,776
2028 and thereafter	36,559
Total lease payments	$117,712
Less: imputed interest	(20,845)
Total	$96,867
During the second quarter of 2023, we determined that a triggering event occurred which indicated that the carrying value of our right-of-use (“ROU”) and other lease-related assets related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts may not be fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the asset group taking into consideration the time period it will take to obtain sublessees, the applicable discount rate and the anticipated sublease income and calculated the corresponding impairment loss. We used prices and other relevant information generated by recent market transactions involving similar or comparable assets, as well as our historical experience in real estate transactions. In the three and six months ended June 30, 2023, we recorded an impairment loss of $27.2 million consisting of $20.2 million related to ROU assets and $7.0 million related to leasehold improvements associated with this leased office space.
Note 12. Stock-Based Compensation Expense
(a)General
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,984	$2,775	$5,821	$4,865
Research and development	11,634	13,925	22,139	26,949
Sales and marketing	8,138	8,430	15,981	15,204
General and administrative	8,939	7,281	17,127	14,315
Total stock-based compensation expense	$31,695	$32,411	$61,068	$61,333
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.

Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2023 and 2022 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the three months ended June 30, 2023 and 2022, we recognized stock-based compensation expense related to such bonuses in the amount of $0.4 million and $0.5 million, respectively, and during the six months ended based June 30, 2023 and 2022, we recognized stock-based compensation expense related to such bonuses in the amount of $1.1 million and $1.5 million, respectively, on the probable expected performance against the pre-established corporate financial objectives as of June 30, 2023 and 2022. For all employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the six months ended June 30, 2023 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	3,001,443	$83.88
Granted	2,125,424	41.37
Vested	(801,211)	73.29
Forfeited	(486,985)	71.83
Unvested balance as of June 30, 2023	3,838,671	$64.08
As of June 30, 2023, the unrecognized compensation expense related to our unvested RSUs and PSUs was $229.2 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.5 years.
In February 2023, our Compensation Committee awarded 173,103 PSUs that require the achievement of an ARR target for the 2023 full-year to earn any payout and include a non-GAAP operating income margin modifier. In addition, the portion of the PSUs that are earned will be capped at a maximum of 200% of the target level payout and if certain ARR or non-GAAP operating income margin goals are not met, no PSUs will be earned. The PSUs have a performance period of one year and the earned PSUs will vest in three equal installments following each of the first, second and third anniversary of the vesting commencement date, subject to the participant’s continuous service as of each such date. Stock-based compensation expense related to these PSUs will be adjusted over the one-year performance period based on interim estimates of performance against the identified targets.

(c)Stock Options
Stock option activity during the six months ended June 30, 2023 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	932,126	$12.70	3.2	$19,837
Granted	—	—
Exercised	(187,864)	14.29		$5,462
Forfeited/cancelled	—	—
Outstanding as of June 30, 2023	744,262	$12.30	2.6	$24,555
Vested and exercisable as of June 30, 2023	744,462	$12.30	2.6	$24,555

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
Note 13. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(66,782)	$(39,606)	$(92,697)	$(84,605)
Denominator:
Weighted-average common shares outstanding, basic and diluted	60,470,396	58,239,958	60,180,954	57,983,790
Net loss per share, basic and diluted	$(1.10)	$(0.68)	$(1.54)	$(1.46)
We intend to settle any conversion of our 2025 Notes and 2027 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the three and six months ended June 30, 2023 and 2022, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
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
As of June 30, 2023 and 2022, the 2025 Notes and 2027 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our audited consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2023	2022
Options to purchase common stock	744,262	1,291,667
Unvested restricted stock units	3,838,671	3,685,422
Common stock issued in conjunction with acquisitions	115,041	240,041
Shares to be issued under ESPP	120,586	57,281
Convertible senior notes	9,572,955	9,572,955
Total	14,391,515	14,847,366

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

Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
United States	$142,589	$126,001	$279,700	$245,124
Other	47,833	41,454	93,896	79,715
Total	$190,422	$167,455	$373,596	$324,839
Property and equipment, net by geographic area was as follows:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
United States	$32,664	$41,570
Other	14,440	16,321
Total	$47,104	$57,891
Note 16. Subsequent Event
Restructuring Plan
On August 7, 2023, the board of directors of the Company approved a restructuring plan that is designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities and key growth opportunities (collectively, the “Restructuring Plan”). The Restructuring Plan includes reduction of the Company’s workforce by approximately 18%.
We estimate that we will incur approximately $24-$32 million in charges in connection with the Restructuring Plan, consisting of cash expenditures for employee transition, notice period and severance payments and employee benefits and related facilitation costs, as well as non-cash expenditures related to acceleration of vesting of share-based awards. Of this amount, approximately $22-$30 million is expected to result in future cash outlays. We expect that the majority of the restructuring charges will be incurred in the third and fourth quarter of 2023 and that the execution of the Restructuring Plan, including cash payments, will be substantially complete by the end of the fourth quarter of 2023.
Potential position eliminations in each country are subject to local law and consultation requirements, which may extend this process beyond the fourth quarter of 2023 in certain countries. The charges that we expect to incur are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual expenses may differ materially from the estimates disclosed above.
In connection with the Restructuring Plan, the Company plans to permanently close certain office locations. This will result in an impairment loss of approximately $4 million that will be recorded during 2023 as the exit activities are finalized in each location.

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
• the benefits and efficiencies we expect to derive from our restructuring plan and other cost-saving initiatives, including reducing our global office footprint and any challenges or delays in the execution of these restructuring efforts;
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of June 30, 2023, we had over 11,000 customers in 149 countries, including 41% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three and six months ended June 30, 2023 or 2022.
Recent Developments
Restructuring Plan
In August 2023, we announced a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities (the “Restructuring Plan”). The Restructuring Plan includes a reduction of our workforce and office space reductions within certain markets. The actions associated with the Restructuring Plan are expected to be completed by the end of fiscal 2023, subject to local law and consultation requirements.
Settlement of 2023 Capped Call
In August 2023, we received $17.5 million in cash from the settlement of the capped call option related to the 1.25% convertible senior notes due 2023.
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
For the three and six months ended June 30, 2023 and 2022, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 95% and 94%, respectively, of total revenue.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Total revenue	$190,422	$167,455	$373,596	$324,839
Year-over-year revenue growth	13.7%	32.5%	15.0%	33.2%
Non-GAAP income (loss) from operations	$12,957	$3,483	$23,950	$(2,136)
Non-GAAP operating margin	6.8%	2.1%	6.4%	(0.7%)
Free cash flow	$25,581	$(1,258)	$24,362	$2,570

	As of June 30,
	2023	2022
	(dollars in thousands)
Annualized recurring revenue (“ARR”)	$750,850	$658,172
Year-over-year growth	14.1%	34.6%
Number of customers	11,287	10,624
Year-over-year growth	6.2%	14.1%
ARR per customer	$66.5	$62.0
Year-over-year growth	7.4%	18.0%
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
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt issuance costs and certain other items such as acquisition-related expenses, impairment of long-lived assets, change in the fair value of derivative assets and litigation-related expenses. Non-GAAP net income (loss) per basic and diluted share is calculated as non-GAAP net income (loss) divided by the weighted average shares used to compute net income (loss) per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
•Change in fair value of derivative assets. The change in fair value of derivative assets related to our capped calls settlement is a non-cash item and we believe the exclusion of this other income (expense) provides a more useful comparison of our operational performance in different periods.
•Impairment of long-lived assets. Impairment of long-lived assets consists of impairment charges allocated to the carrying amount of certain operating right-of-use assets and the associated leasehold improvements when the carrying amounts exceed their respective fair values and we believe the exclusion of the impairment charges provides a more useful comparison of our operational performance in different periods.
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
We define adjusted EBITDA as net loss before (1) interest income, (2) interest expense, (3) other income (expense), net, (4) provision for income taxes, (5) depreciation expense, (6) amortization of intangible assets, (7) stock-based compensation expense, (8) acquisition-related expenses, (9) litigation-related expenses and (10) impairment of long-lived assets. We believe that the use of adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods.
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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
GAAP total gross profit	$132,258	$113,180	$259,433	$219,275
Stock-based compensation expense	2,984	2,775	5,821	4,865
Amortization of acquired intangible assets	4,843	4,844	9,218	9,688
Non-GAAP total gross profit	$140,085	$120,799	$274,472	$233,828

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
GAAP gross profit – products	$130,553	$113,255	$256,137	$218,808
Stock-based compensation expense	2,269	2,012	4,392	3,507
Amortization of acquired intangible assets	4,843	4,844	9,218	9,688
Non-GAAP gross profit – products	$137,665	$120,111	$269,747	$232,003

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
GAAP gross profit – professional services	$1,705	$(75)	$3,296	$467
Stock-based compensation expense	715	763	1,429	1,358
Non-GAAP gross profit – professional services	$2,420	$688	$4,725	$1,825
The following table reconciles GAAP loss from operations to non-GAAP income (loss) from operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
GAAP loss from operations	$(51,659)	$(34,651)	$(75,624)	$(75,030)
Stock-based compensation expense	31,695	32,411	61,068	61,333
Amortization of acquired intangible assets	5,690	5,723	10,912	11,446
Acquisition-related expenses	—	—	363	—
Litigation-related expenses	—	—	—	115
Impairment of long-lived assets	27,231	—	27,231	—
Non-GAAP income (loss) from operations	$12,957	$3,483	$23,950	$(2,136)

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
GAAP net loss	$(66,782)	$(39,606)	$(92,697)	$(84,605)
Stock-based compensation expense	31,695	32,411	61,068	61,333
Amortization of acquired intangible assets	5,690	5,723	10,912	11,446
Acquisition-related expenses	—	—	363	—
Litigation-related expenses	—	—	—	115
Amortization of debt issuance costs	1,026	1,011	2,020	1,990
Change in fair value of derivative assets	12,660	—	12,660	—
Impairment of long-lived assets	27,231	—	27,231	—
Non-GAAP net income (loss)	$11,520	$(461)	$21,557	$(9,721)
Interest expense of convertible senior notes (1)	375	—	750	—
Numerator for non-GAAP earnings per share calculation	$11,895	$(461)	$22,307	$(9,721)

Weighted average shares used in GAAP earnings per share calculation, basic	60,470,396	58,239,958	60,180,954	57,983,790
Dilutive effect of convertible senior notes (1)	5,803,831	—	5,803,831	—
Dilutive effect of employee equity incentive plans (2)	957,278	—	1,292,686	—
Weighted average shares used in non-GAAP earnings per share calculation, diluted	67,231,505	58,239,958	67,277,471	57,983,790

Non-GAAP net income (loss) per share:
Basic	$0.19	$(0.01)	$0.36	$(0.17)
Diluted	$0.18	$(0.01)	$0.33	$(0.17)

(1) We use the if-converted method to compute diluted earnings per share with respect to our convertible senior notes. There was no add-back of interest expense or additional dilutive shares related to the convertible senior notes where the effect was anti-dilutive. On an if-converted basis, for the three and six months ended June 30, 2023, the 2027 convertible senior notes were dilutive and the 2025 convertible senior notes were anti-dilutive.

(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net loss to adjusted EBITDA for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
GAAP net loss	$(66,782)	$(39,606)	$(92,697)	$(84,605)
Interest income	(1,787)	(243)	(3,455)	(355)
Interest expense	2,773	2,758	5,490	5,451
Other (income) expense, net	13,268	2,403	13,575	3,006
Provision for income taxes	869	37	1,463	1,473
Depreciation expense	3,749	3,226	7,586	6,529
Amortization of intangible assets	8,080	6,997	15,293	13,863
Stock-based compensation expense	31,695	32,411	61,068	61,333
Acquisition-related expenses	—	—	363	—
Litigation-related expenses	—	—	—	115
Impairment of long-lived assets	27,231	—	27,231	—
Adjusted EBITDA	$19,096	$7,983	$35,917	$6,810
The following table reconciles net cash provided by operating activities to free cash flow for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by operating activities	$31,305	$7,449	$37,147	$17,852
Less: Purchases of property and equipment	(1,419)	(4,171)	(3,704)	(7,224)
Less: Capitalized internal-use software costs	(4,305)	(4,536)	(9,081)	(8,058)
Free cash flow	$25,581	$(1,258)	$24,362	$2,570

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
We expect research and development expense to decrease as a percentage of total revenue in the second half of 2023.
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
We expect sales and marketing expense to decrease as a percentage of total revenue in the second half of 2023.
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
We expect general and administrative expense to decrease as a percentage of total revenue in the second half of 2023.
Impairment of Long-Lived Assets
Impairment of long-lived assets consists of impairment charges allocated to the carrying amount of certain operating right-of-use assets and the associated leasehold improvements when the carrying amounts exceed their respective fair values.
Interest Income

Interest income consists primarily of interest income on our cash and cash equivalents and our short and long-term investments.
Interest Expense
Interest expense consists primarily of contractual interest expense and amortization of debt issuance costs related to our convertible senior notes and revolving credit facility. We expect interest expense in the near term to represent contractual interest expense and amortization of debt issuance costs related to our convertible senior notes and revolving credit facility.
Other Income (Expense), Net
Other income (expense), net consists primarily of the change in fair value of derivative assets and unrealized and realized gains and losses related to changes in foreign currency exchange rates.
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

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$181,701	$159,122	$355,473	$308,147
Professional services	8,721	8,333	18,123	16,692
Total revenue	190,422	167,455	373,596	324,839
Cost of revenue:(1)
Products	51,148	45,867	99,336	89,339
Professional services	7,016	8,408	14,827	16,225
Total cost of revenue	58,164	54,275	114,163	105,564
Operating expenses:(1)
Research and development	50,762	48,907	97,108	98,719
Sales and marketing	83,036	78,034	163,623	153,180
General and administrative	22,888	20,890	47,095	42,406
Impairment of long-lived assets	27,231	—	27,231	—
Total operating expenses	183,917	147,831	335,057	294,305
Loss from operations	(51,659)	(34,651)	(75,624)	(75,030)
Interest income	1,787	243	3,455	355
Interest expense	(2,773)	(2,758)	(5,490)	(5,451)
Other income (expense), net	(13,268)	(2,403)	(13,575)	(3,006)
Loss before income taxes	(65,913)	(39,569)	(91,234)	(83,132)
Provision for income taxes	869	37	1,463	1,473
Net loss	$(66,782)	$(39,606)	$(92,697)	$(84,605)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,984	$2,775	$5,821	$4,865
Research and development	11,634	13,925	22,139	26,949
Sales and marketing	8,138	8,430	15,981	15,204
General and administrative	8,939	7,281	17,127	14,315
Total stock-based compensation expense	$31,695	$32,411	$61,068	$61,333

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$7,947	$6,733	$15,033	$13,328
Research and development	1,107	973	2,275	1,966
Sales and marketing	2,053	1,877	4,120	3,811
General and administrative	722	640	1,451	1,287
Total depreciation and amortization expense	$11,829	$10,223	$22,879	$20,392

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated Statement of Operations Data:
Revenue:
Products	95.4	95.0%	95.1%	94.9%
Professional services	4.6	5.0	4.9	5.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	26.8	27.4	26.6	27.5
Professional services	3.7	5.0	4.0	5.0
Total cost of revenue	30.5	32.4	30.6	32.5
Operating expenses:
Research and development	26.7	29.2	26.0	30.4
Sales and marketing	43.6	46.6	43.8	47.1
General and administrative	12.0	12.5	12.6	13.1
Impairment of long-lived assets	14.3	—	7.3	—
Total operating expenses	96.6	88.3	89.7	90.6
Loss from operations	(27.1)	(20.7)	(20.2)	(23.1)
Interest income	0.9	0.1	0.9	0.1
Interest expense	(1.5)	(1.7)	(1.5)	(1.6)
Other income (expense), net	(7.0)	(1.4)	(3.6)	(0.9)
Loss before income taxes	(34.6)	(23.7)	(24.4)	(25.5)
Provision for income taxes	0.5	—	0.4	0.5
Net loss	(35.1)%	(23.7)%	(24.8)%	(26.0)%
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenue:
Products	$181,701	$159,122	$22,579	14.2%
Professional services	8,721	8,333	388	4.7%
Total revenue	$190,422	$167,455	$22,967	13.7%
Total revenue increased by $23.0 million in the three months ended June 30, 2023 compared to the same period in 2022. The $23.0 million increase in revenue consisted of a $0.9 million increase in revenue from new customers and a $22.1 million increase in revenue from existing customers. The $22.1 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in the three months ended June 30, 2023 compared to the same period in 2022 was comprised of $17.0 million generated from sales in North America and $6.0 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue:
Products	$51,148	$45,867	$5,281	11.5%
Professional services	7,016	8,408	(1,392)	(16.6%)
Total cost of revenue	$58,164	$54,275	$3,889	7.2%
Gross margin %:
Products	71.9%	71.2%
Professional services	19.6%	(0.9%)
Total gross margin %	69.5%	67.6%
Total cost of revenue increased by $3.9 million in the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a $2.4 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue and a $1.1 million increase in amortization expense for capitalized internally-developed software. Our increase in total cost of revenue also included a $0.8 million increase in personnel costs, inclusive of a $0.2 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. These increases were partially offset by a $0.4 million decrease in other expenses.
Total gross margin percentage increased for the three months ended June 30, 2023 compared to the same period in 2022. The increase in products gross margin was driven by our ability to scale as our revenue continues to grow. The increase in professional services gross margin for the three months ended June 30, 2023 was primarily due to a decrease in personnel costs.
Operating Expenses
Research and Development Expense

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$50,762	$48,907	$1,855	3.8%
% of revenue	26.7%	29.2%
Research and development expense increased by $1.9 million in the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a $3.2 million write-off of a capitalized internal-use software project and a $1.0 million increase in other expenses. These increases were partially offset by a $2.3 million decrease in stock-based compensation expense.
Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Sales and marketing	$83,036	$78,034	$5,002	6.4%
% of revenue	43.6%	46.6%
Sales and marketing expense increased by $5.0 million in the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a $4.4 million increase in personnel costs resulting from an increase in headcount and a $0.6 million increase in other expenses.

General and Administrative Expense

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative	$22,888	$20,890	$1,998	9.6%
% of revenue	12.0%	12.5%
General and administrative expense increased by $2.0 million in the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a $2.0 million increase in professional fees.
Impairment of Long-Lived Assets

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Impairment of long-lived assets	$27,231	$—	$27,231	100.0%
% of revenue	14.3%	—%
Impairment of long-lived assets expense increased by $27.2 million in the three months ended June 30, 2023 compared to the same period in 2022, due to an impairment charge recorded after a triggering event related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts indicated that the carrying value of our right of use and other lease-related assets may not be fully recoverable.
Interest Income

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$1,787	$243	$1,544	635.4%
% of revenue	0.9%	0.1%
Interest income increased by $1.5 million in the three months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in interest rates.
Interest Expense

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(2,773)	$(2,758)	$(15)	0.5%
% of revenue	(1.5)%	(1.7)%
Interest expense remained consistent in the three months ended June 30, 2023 compared to the same period in 2022.
Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Other income (expense), net	$(13,268)	$(2,403)	$(10,865)	452.1%
% of revenue	(7.0)%	(1.4)%
Other income (expense), net increased by $10.9 million in the three months ended June 30, 2023 compared to the same period in 2022 due to a $12.7 million expense for the change in fair value on derivative assets related to our 2023 capped calls settlement as well as increases in realized and unrealized foreign currency gains, primarily related to the euro and British pound sterling.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$869	$37	$832	2,248.6%
% of revenue	0.5%	—%
Provision for income taxes increased by $0.8 million in the three months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in foreign tax expense.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenue:
Products	$355,473	$308,147	$47,326	15.4%
Professional services	18,123	16,692	1,431	8.6%
Total revenue	$373,596	$324,839	$48,757	15.0%
Total revenue increased by $48.8 million in the six months ended June 30, 2023 compared to the same period in 2022. The $48.8 million increase in revenue consisted of a $4.3 million increase in revenue from new customers and a $44.5 million increase in revenue from existing customers. The $44.5 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in the six months ended June 30, 2023 compared to the same period in 2022 was comprised of $36.0 million generated from sales in North America and $12.8 million generated from sales from the rest of the world.
Cost of Revenue

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue:
Products	$99,336	$89,339	$9,997	11.2%
Professional services	14,827	16,225	(1,398)	(8.6%)
Total cost of revenue	$114,163	$105,564	$8,599	8.1%
Gross margin %:
Products	72.1%	71.0%
Professional services	18.2%	2.8%
Total gross margin %	69.4%	67.5%
Total cost of revenue increased by $8.6 million in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a $4.4 million increase in personnel costs, inclusive of a $1.0 million increase in stock-based compensation expense, resulting from an increase in headcount to support our growing customer base. Our increase in total cost of revenue also included a $3.8 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue and a $2.0 million increase in in amortization expense for capitalized internally-developed software. These increases were partially offset by a $1.6 million decrease in other expenses.
Total gross margin percentage increased for the six months ended June 30, 2023 compared to the same period in 2022. The increase in products gross margin was driven by our ability to scale as our revenue continues to grow. The increase in professional services gross margin for the six months ended June 30, 2023 was primarily due to an increase in revenue.

Operating Expenses
Research and Development Expense

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$97,108	$98,719	$(1,611)	(1.6%)
% of revenue	26.0%	30.4%
Research and development expense decreased by $1.6 million in the three months ended June 30, 2023 compared to the same period in 2022, primarily due to a $4.8 million decrease in stock-based compensation expense, partially offset by a $3.2 million write-off of a capitalized internal-use software project.
Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Sales and marketing	$163,623	$153,180	$10,443	6.8%
% of revenue	43.8%	47.1%
Sales and marketing expense increased by $10.4 million in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a $11.4 million increase in personnel costs, inclusive of a $0.8 million increase in stock-based compensation expense, resulting from an increase in headcount. These increases were partially offset by a decrease of $1.0 million in other expenses.
General and Administrative Expense

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative	$47,095	$42,406	$4,689	11.1%
% of revenue	12.6%	13.1%
General and administrative expense increased by $4.7 million in the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a $2.8 million increase in stock-based compensation expense and a $2.5 million increase in professional fees. These increases were partially offset by a $0.6 million decrease in other expenses.
Impairment of Long-Lived Assets

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Impairment of long-lived assets	$27,231	$—	$27,231	100.0%
% of revenue	7.3%	—%
Impairment of long-lived assets expense increased by $27.2 million in the six months ended June 30, 2023 compared to the same period in 2022, due to an impairment charge recorded after a triggering event related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts indicated that the carrying value of our right of use and other lease-related assets may not be fully recoverable.
Interest Income

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$3,455	$355	$3,100	873.2%
% of revenue	0.9%	0.1%
Interest income increased by $3.1 million in the six months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in interest rates.

Interest Expense

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(5,490)	$(5,451)	$(39)	0.7%
% of revenue	(1.5)%	(1.6)%
Interest expense remained consistent in the six months ended June 30, 2023 compared to the same period in 2022.
Other Income (Expense), Net

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Other income (expense), net	$(13,575)	$(3,006)	$(10,569)	351.6%
% of revenue	(3.6)%	(0.9)%
Other income (expense), net increased by $10.6 million in the six months ended June 30, 2023 compared to the same period in 2022 due to a $12.7 million expense for the change in fair value of derivative assets related to our 2023 capped calls settlement and an increase in realized and unrealized foreign currency gains, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$1,463	$1,473	$(10)	(0.7%)
% of revenue	0.4%	0.5%
Provision for income taxes remained consistent in the six months ended June 30, 2023 compared to the same period in 2022.

Liquidity and Capital Resources
As of June 30, 2023, we had $185.9 million in cash and cash equivalents, $110.0 million in investments that have maturities ranging from one to thirteen months and an accumulated deficit of $953.4 million. Since our inception, we have generated significant losses and expect to continue to generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, investments and our Credit and Security Agreement (“Credit Agreement”). To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
We believe that our existing cash and cash equivalents, our investments, our available borrowings under our Credit Agreement and cash generated by operating activities will be sufficient to meet our operating and capital requirements for at least the next 12 months as well as our longer-term expected future cash requirements and obligations. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, office facilities lease obligations, purchase commitments, including our cloud infrastructure services (including with Amazon Web Services (“AWS”)), restructuring expenses, potential future acquisitions of technology businesses and any election we make to redeem our convertible senior notes.
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
The following table shows a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$207,804	$165,017
Net cash provided by operating activities	37,147	17,852
Net cash used in investing activities	(62,183)	(14,450)
Net cash provided by financing activities	4,015	1,426
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(337)	(3,671)
Cash, cash equivalents and restricted cash at end of period	$186,446	$166,174
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $37.1 million of cash and cash equivalents in the six months ended June 30, 2023, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net loss of $92.7 million and a decrease in our net operating assets and liabilities of $0.4 million, offset by non-cash charges of $130.3 million related primarily to depreciation and amortization, stock-based compensation expense, impairment of long-lived assets, change in fair value of derivative assets, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a $12.0 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $1.3 million decrease in accounts payable and a $6.0 million increase in deferred contract acquisition and fulfillment costs, which each had a negative impact on operating cash flow. These factors were offset by a $15.1 million decrease in accounts receivable due to an increase in collections, a $1.4 million decrease in prepaid expenses, a $1.8 million increase in deferred revenue and a $0.5 million increase in other liabilities, which each had a positive impact on operating cash flow.
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
Investing Activities
Investing activities used $62.2 million of cash in the six months ended June 30, 2023, consisting of $34.8 million of cash paid for the acquisition of Minerva, $9.1 million for capitalization of internal-use software costs, $3.7 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by $14.6 million in purchases of investments, net of sales and maturities.
Investing activities used $14.5 million of cash in the six months ended June 30, 2022, consisting of $8.1 million for capitalization of internal-use software costs, $7.2 million in capital expenditures to purchase computer equipment and leasehold improvements and $0.5 million of other investments, partially offset by $1.3 million of investment sales and maturities, net of purchases.
Financing Activities
Financing activities provided $4.0 million of cash in the six months ended June 30, 2023, which consisted primarily of $6.2 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $2.7 million in proceeds from the exercise of stock options, partially offset by $2.3 million in payments related to the acquisition of IntSights and $2.6 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $1.4 million of cash in the six months ended June 30, 2022, which consisted primarily of $5.7 million in proceeds from the issuance of common stock purchased by employees under the ESPP and $1.2 million in proceeds from the exercise of stock options, partially offset by $5.1 million in withholding taxes paid for the net share settlement of equity awards, $0.3 million in payments related to the acquisition of Velocidex Enterprises Pty Ltd. and $0.1 million in payments of debt issuance costs.
Contractual Obligations and Commitments
As of June 30, 2023, there were no additional material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023 (the “Annual Report”).
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of June 30, 2023 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of June 30, 2023, we had cash and cash equivalents of $185.9 million consisting of bank deposits and money market funds and investments of $110.0 million consisting of U.S. government agencies, corporate bonds and agency bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of June 30, 2023, the fair values of our 2025 Notes and 2027 Notes were $234.2 million and $520.9 million, respectively.
As of June 30, 2023, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of June 30, 2023, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
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
We have posted a net loss in each year since inception, including net losses of $124.7 million, $146.3 million and $98.8 million in the years ended December 31, 2022, 2021 and 2020, respectively. As of June 30, 2023, we had an accumulated deficit of $953.4 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
In August of 2023, our Board approved a plan designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities (the “Restructuring Plan”). The Restructuring Plan includes the reduction of our workforce by approximately 18%. We may encounter challenges in the execution of these restructuring efforts and our reduction in force that could prevent us from recognizing the intended benefits of the Restructuring Plan or otherwise adversely affect our business, results of operations and financial condition.
As a result of the Restructuring Plan, we have incurred and may continue to incur additional costs in the short-term, including cash expenditures for employee transition, notice period and severance payments, employee benefits, and related facilitation costs as well as non-cash expenditures related to acceleration of vesting of share-based awards. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. Our Restructuring Plan may result in other unintended consequences, including employee attrition beyond our intended reduction in force, which may also be further exacerbated by the actual or perceived declining value of our equity awards; damage to our corporate culture and decreased employee morale among our remaining employees, including as a result of reduced employee perks; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these adverse consequences, our Restructuring Plan may not achieve or sustain its intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
In connection with the Restructuring Plan, we plan to permanently close certain office locations. This will result in an impairment loss of approximately $4 million that will be recorded during 2023 as the exit activities are finalized in each location. While we believe the assumptions used in determining whether there was impairment and the amount of any resulting impairment were reasonable and commensurate with the views of a market participant, changes in key assumptions in the future, including increasing the discount rate, lowering forecasts for revenue and operating margin, or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in future impairments in this reporting unit or other reporting units.
In addition, our Restructuring Plan could lead us to fail to meet, or cause delays in meeting, our operational and growth targets. While positions have been eliminated, functions that they performed remain necessary to our operations, and we may be unsuccessful in effectively and efficiently distributing the duties and obligations of departed employees among our remaining employees. The Restructuring Plan could also prevent us from pursuing new opportunities and initiatives or require us to adjust our growth strategy. As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to reduce operating costs and improve operating margins. We may not be successful in implementing such initiatives, including as a result of factors beyond our control. If we are unable to realize the anticipated savings and efficiencies from our Restructuring Plan and/or accomplish our business and strategic initiatives, our business, results of operations and financial condition could be materially and adversely affected.

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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the six months ended June 30, 2023 and 2022, operations located outside of North America generated 21% and 18%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the six months ended June 30, 2023 and 2022 we incurred 17% and 18%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the six months ended June 30, 2023 and 2022, 11% and 10%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may fluctuate in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We enter into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $145.00 through July 31, 2023. Factors that may affect the market price of our common stock include:
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As disclosed in Note 10, Debt, to our consolidated financial statements, during the six months ended June 30, 2022, the 2025 Notes were convertible at the option of the holders. During this period an immaterial principal amount of the 2025 Notes were requested for conversion and settled in cash. As of June 30, 2023, the 2025 Notes and the 2027 Notes were not convertible at the option of the holder. Whether the Notes will be convertible following the fiscal quarter ending June 30, 2023, will depend on the future satisfaction of a conversion condition. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the issuance of the 2023 Notes, the 2025 Notes and the 2027 Notes, we entered into capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying each of the 2023 Notes, the 2025 Notes and the 2027 Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of such Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricings of the respective Notes, including with certain investors in the applicable Notes. The counterparties and/or or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the applicable observation period relating to any conversion of the 2025 Notes on or after November 1, 2024 or relating to any conversion of the 2027 Notes on or after December 15, 2026, in each case that is not in connection with a redemption). We redeemed the 2023 Notes in November 2021. As described elsewhere in this Quarterly Report on Form 10-Q, the 2023 Capped Calls were not redeemed with the redemption of the 2023 Notes but were cash-settled via written notice provided to the counterparties on May 31, 2023; see the section entitled “Capped Calls” under Note 10 to our consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for information regarding our cash settlement of the 2023 Capped Calls. We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Notes and our common stock.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 10, Debt, as of June 30, 2023 the Notes were not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Rapid7 securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1” trading arrangement.
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On August 7, 2023, after reviewing current market practices and upon the recommendation of the Company’s compensation consultant, Compensia, and the Compensation Committee of the Board of Directors (the “Board”), the Board approved an adjustment to the severance payable in connection with a change in control to Messrs. Thomas, Burton and Adams and Ms. Luconi to align with current market practices. Each such individual has entered into a replacement severance and equity award vesting acceleration letter agreement or amendment to their employment agreement, as applicable, to modify their severance payment under their existing severance arrangement in the event that their employment ends within three months prior to, or 12 months following, a change in control of the Company as result of either (i) a resignation for “good reason”; or (ii) a termination of his or her employment by us other than for “cause” or as a result of his or her death or disability (such termination, a “Qualifying CIC Termination”).
Upon a Qualifying CIC termination, Mr. Thomas will now be entitled to receive an amount equal to 150% of his target performance bonus for the year in which the termination of employment occurs (or, if greater, his target performance bonus as in effect immediately prior to the change in control). Each of Mr. Adams, Mr. Burton and Ms. Luconi will now be entitled to receive an amount equal to 100% of their target performance bonus for the year in which the termination of employment occurs (or, if greater, their target performance bonus as in effect immediately prior to the change in control).
All other severance and change of control arrangements will remain consistent with their previously filed severance and equity award vesting acceleration letters or employment agreement, as applicable. The foregoing description of the severance arrangements does not purport to be complete and is subject to, and qualified in its entirety by the full text of the severance and equity award vesting acceleration letters or amendments to employment agreements, as applicable, to be filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

RAPID7, INC.

Date: August 9, 2023	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)