Form 10-Q
period 2023-09-30
Rapid7, Inc.
filed 2023-11-06
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2023, there were 61,446,973 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAPID7, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$182,727	$207,287
Short-term investments	139,434	84,162
Accounts receivable, net of allowance for credit losses of $789 and $2,299 at September 30, 2023 and December 31, 2022, respectively	137,690	152,045
Deferred contract acquisition and fulfillment costs, current portion	40,909	34,906
Prepaid expenses and other current assets	35,087	31,907
Total current assets	535,847	510,307
Long-term investments	50,603	9,756
Property and equipment, net	42,449	57,891
Operating lease right-of-use assets	53,275	79,342
Deferred contract acquisition and fulfillment costs, non-current portion	71,654	68,169
Goodwill	536,305	515,631
Intangible assets, net	99,993	101,269
Other assets	9,174	16,626
Total assets	$1,399,300	$1,358,991
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$8,951	$10,255
Accrued expenses	63,388	80,306
Operating lease liabilities, current portion	12,472	12,444
Deferred revenue, current portion	421,898	426,599
Other current liabilities	888	1,663
Total current liabilities	507,597	531,267
Convertible senior notes, non-current portion, net	928,892	815,948
Operating lease liabilities, non-current portion	81,065	85,946
Deferred revenue, non-current portion	29,344	31,040
Other long-term liabilities	14,047	14,864
Total liabilities	1,560,945	1,479,065
Stockholders’ deficit:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; 0 shares issued at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; 61,991,937 and 60,206,277 shares issued at September 30, 2023 and December 31, 2022, respectively; 61,422,358 and 59,719,469 shares outstanding at September 30. 2023 and December 31, 2022, respectively	614	597
Treasury stock, at cost, 569,579 and 486,808 shares at September 30, 2023 and December 31, 2022, respectively	(4,765)	(4,764)
Additional paid-in-capital	873,381	746,249
Accumulated other comprehensive loss	(822)	(1,411)
Accumulated deficit	(1,030,053)	(860,745)
Total stockholders’ deficit	(161,645)	(120,074)
Total liabilities and stockholders’ deficit	$1,399,300	$1,358,991
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Products	$189,876	$166,496	$545,349	$474,643
Professional services	8,967	9,269	27,090	25,961
Total revenue	198,843	175,765	572,439	500,604
Cost of revenue:
Products	51,261	45,957	150,597	135,296
Professional services	6,569	7,893	21,396	24,118
Total cost of revenue	57,830	53,850	171,993	159,414
Total gross profit	141,013	121,915	400,446	341,190
Operating expenses:
Research and development	39,940	48,622	137,048	147,341
Sales and marketing	75,699	75,968	239,322	229,148
General and administrative	17,866	20,561	64,961	62,967
Impairment of long-lived assets	3,553	—	30,784	—
Restructuring	19,996	—	19,996	—
Total operating expenses	157,054	145,151	492,111	439,456
Loss from operations	(16,041)	(23,236)	(91,665)	(98,266)
Other income (expense), net:
Interest income	2,545	498	6,000	853
Interest expense	(56,515)	(2,749)	(62,005)	(8,200)
Other income (expense), net	(4,518)	(2,205)	(18,093)	(5,211)
Loss before income taxes	(74,529)	(27,692)	(165,763)	(110,824)
Provision for income taxes	2,082	1,035	3,545	2,508
Net loss	$(76,611)	$(28,727)	$(169,308)	$(113,332)
Net loss per share, basic and diluted	$(1.25)	$(0.49)	$(2.80)	$(1.95)
Weighted-average common shares outstanding, basic and diluted	61,065,157	58,730,651	60,506,082	58,229,872
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(76,611)	$(28,727)	$(169,308)	$(113,332)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	(1,120)	(3,355)	(481)	(7,280)
Adjustments for net (gains) losses realized on cash flow hedges and included in net loss	(49)	1,361	531	2,438
Total change in unrealized (losses) gains on cash flow hedges	(1,169)	(1,994)	50	(4,842)
Change in unrealized gains (losses) on investments	97	(166)	539	(1,044)
Total other comprehensive (loss) income	(1,072)	(2,160)	589	(5,886)
Comprehensive loss	$(77,683)	$(30,887)	$(168,719)	$(119,218)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	60,940	$609	570	$(4,765)	$846,326	$250	$(953,442)	$(111,022)
Stock-based compensation expense	—	—	—	—	23,719	—	—	23,719
Issuance of common stock under employee stock purchase plan	152	2	—	—	5,147	—	—	5,149
Vesting of restricted stock units	338	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(29)	—	—	—	(1,421)	—	—	(1,421)
Issuance of common stock upon exercise of stock options	21	—	—	—	302	—	—	302
Purchase of capped calls related to convertible senior notes	—	—	—	—	(36,570)	—	—	(36,570)
Repurchase and inducement of convertible senior notes	—	—	—	—	35,881	—	—	35,881
Other comprehensive loss	—	—	—	—	—	(1,072)	—	(1,072)
Net loss	—	—	—	—	—	—	(76,611)	(76,611)
Balance, September 30, 2023	61,422	$614	570	$(4,765)	$873,381	$(822)	$(1,030,053)	$(161,645)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	58,636	$586	487	$(4,764)	$681,194	$(4,538)	$(820,633)	$(148,155)
Stock-based compensation expense	—	—	—	—	31,746	—	—	31,746
Issuance of common stock under employee stock purchase plan	137	1	—	—	6,232	—	—	6,233
Vesting of restricted stock units	381	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(23)	—	—	—	(1,637)	—	—	(1,637)
Issuance of common stock upon exercise of stock options	73	1	—	—	415	—	—	416
Other comprehensive loss	—	—	—	—	—	(2,160)	—	(2,160)
Net loss	—	—	—	—	—	—	(28,727)	(28,727)
Balance, September 30, 2022	59,204	$592	487	$(4,764)	$717,946	$(6,698)	$(849,360)	$(142,284)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	59,720	$597	487	$(4,764)	$746,249	$(1,411)	$(860,745)	$(120,074)
Stock-based compensation expense	—	—	—	—	84,513	—	—	84,513
Issuance of common stock under employee stock purchase plan	330	4	—	—	11,319	—	—	11,323
Vesting of restricted stock units	1,139	10	—	—	(10)	—	—	—
Shares withheld for employee taxes	(82)	—	—	—	(4,012)	—	—	(4,012)
Issuance of common stock upon exercise of stock options	208	2	—	—	2,982	—	—	2,984
Issuance of common stock in relation to an acquisition	107	1	—	—	(1)	—	—	—
Repurchase of common stock in relation to acquisition	—	—	83	(1)	1	—	—	—
Reclassification of 2023 capped calls from equity to derivative asset	—	—	—	—	33,029	—	—	33,029
Purchase of capped calls related to convertible senior notes	—	—	—	—	(36,570)	—	—	(36,570)
Repurchase and inducement of convertible senior notes	—	—	—	—	35,881	—	—	35,881
Other comprehensive gain	—	—	—	—	—	589	—	589
Net loss	—	—	—	—	—	—	(169,308)	(169,308)
Balance, September 30, 2023	61,422	$614	570	$(4,765)	$873,381	$(822)	$(1,030,053)	$(161,645)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	57,695	$577	487	$(4,764)	$615,032	$(812)	$(736,028)	$(125,995)
Stock-based compensation expense	—	—	—	—	96,111	—	—	96,111
Issuance of common stock under employee stock purchase plan	218	2	—	—	11,941	—	—	11,943
Vesting of restricted stock units	1,147	11	—	—	(11)	—	—	—
Shares withheld for employee taxes	(82)	—	—	—	(6,743)	—	—	(6,743)
Issuance of common stock upon exercise of stock options	193	2	—	—	1,619	—	—	1,621
Issuance of common stock in connection with conversion of convertible senior notes	—	—	—	—	(3)	—	—	(3)
Issuance of common stock related to acquisition	33	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(5,886)	—	(5,886)
Net loss	—	—	—	—	—	—	(113,332)	(113,332)
Balance, September 30, 2022	59,204	$592	487	$(4,764)	$717,946	$(6,698)	$(849,360)	$(142,284)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(169,308)	$(113,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,528	30,587
Amortization of debt issuance costs	3,061	3,036
Stock-based compensation expense	84,836	92,304
Impairment of long-lived assets	30,784	—
Change in fair value of derivative assets	15,511	—
Induced conversion expense	53,889	—
Other	5,626	3,828
Changes in operating assets and liabilities:
Accounts receivable	12,428	21,425
Deferred contract acquisition and fulfillment costs	(9,488)	(7,999)
Prepaid expenses and other assets	5,433	(5,303)
Accounts payable	(1,255)	8,504
Accrued expenses	(17,968)	(12,241)
Deferred revenue	(6,367)	18,297
Other liabilities	(898)	(1,144)
Net cash provided by operating activities	40,812	37,962
Cash flows from investing activities:
Business acquisition, net of cash acquired	(34,841)	—
Purchases of property and equipment	(3,999)	(13,087)
Capitalization of internal-use software costs	(13,033)	(12,648)
Purchases of investments	(194,013)	(94,486)
Sales/maturities of investments	100,700	86,379
Other investments	—	(1,000)
Net cash used in investing activities	(145,186)	(34,842)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $7,200	292,800	—
Purchase of capped calls related to convertible senior notes	(36,570)	—
Payments of debt issuance costs	—	(71)
Payments for repurchase of convertible senior notes	(199,998)	(12)
Payments related to business acquisitions	(2,250)	(300)
Proceeds from capped call settlement	17,518	—
Taxes paid related to net share settlement of equity awards	(4,012)	(6,743)
Proceeds from employee stock purchase plan	11,323	11,943
Proceeds from stock option exercises	2,984	1,621
Net cash provided by financing activities	81,795	6,438
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,010)	(5,707)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,589)	3,851
Cash, cash equivalents and restricted cash, beginning of period	207,804	165,017
Cash, cash equivalents and restricted cash, end of period	$183,215	$168,868
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$4,087	$4,087
Cash paid for income taxes, net of refunds	$1,165	$1,503
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$182,727	$168,353
Restricted cash included in prepaid expenses and other assets	488	$515
Total cash, cash equivalents and restricted cash	$183,215	$168,868
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no changes to the significant accounting policies, other than restructuring expense noted below, during the three and nine-month periods ended September 30, 2023.
Restructuring Expense
We record restructuring expense when management commits to and approves a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the restructuring plan are not likely to occur, and employees who are impacted have been notified of the pending involuntary termination. A restructuring plan generally includes significant actions involving employee-related severance charges, employee-related benefits, and other charges associated with the restructuring (collectively, “restructuring expense”). Restructuring expense is recorded within restructuring in the condensed consolidated statement of operations. The restructuring liability accrued but not paid at the end of the reporting period is included within accrued expenses in the condensed consolidated balance sheet.
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
The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Subscriptions	$189,596	$165,687	$544,391	$470,925
Professional services	8,967	9,269	27,090	25,961
Other	280	809	958	3,718
Total revenue	$198,843	$175,765	$572,439	$500,604
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended September 30, 2023 and 2022, we recognized revenue of $174.3 million and $153.8 million, respectively, and for the nine months ended September 30, 2023 and 2022, we recognized $366.5 million and $308.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of September 30, 2023 and December 31, 2022, unbilled receivables of $2.4 million and $1.1 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of September 30, 2023 and December 31, 2022, we had no contract assets recorded on our consolidated balance sheet.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2023. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Subscriptions	$507,807	$234,563
Professional services	19,729	7,520
Other	1,255	428
Total	$528,791	$242,511
Note 3. Business Combinations
On March 14, 2023, we acquired Minerva Labs Ltd. (“Minerva”), a leading provider of anti-evasion and ransomware prevention technology, for a purchase price with an aggregate fair value of $34.6 million. The purchase consideration consisted of $35.0 million paid in cash at closing and a $0.4 million receivable for purchase price adjustments. Additionally, we issued an aggregate of 73,846 shares of our common stock to the founders of Minerva with a fair value of $3.6 million. The 73,846 shares of common stock will be accounted for as stock-based compensation expense over a 24-month period as continued service is required for the founders to receive their full amount of common stock. In the three and nine months ended September 30, 2023, we recognized stock-based compensation expense related to such shares in the amount of $0.4 million and $1.0 million, respectively.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration
Cash	$34,977
Estimated purchase price receivable adjustment	(365)
Fair value of total consideration transferred	$34,612

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$136
Other current assets	1,792
Other assets	43
Accounts payable and other current liabilities	(438)
Other long-term liabilities	(395)
Intangible asset	12,800
Total identifiable net assets assumed	$13,938
Goodwill	20,674
Total purchase price allocation	$34,612

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
The excess of the purchase price over the tangible assets acquired, the identifiable intangible asset acquired and assumed liabilities was recorded as goodwill. We believe that the amount of goodwill reflects the expected synergistic benefits of being able to leverage the integration of the technology acquired with our existing product offerings and being able to successfully market and sell these new features to our customer base. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible asset were not deductible for tax purposes.
In the nine months ended September 30, 2023, we recorded $0.4 million of acquisition-related transaction costs related to the acquisition of Minerva to general and administrative expense.
Our revenue and net loss attributable to the Minerva business for the three and nine months ended September 30, 2023 was not material.
Pro forma results of operations have not been included, as the acquisition of Minerva was not material to our results of operations for any periods presented.
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S. government agencies	$185,587	$—	$(265)	$185,322
Corporate bonds	1,501	—	(10)	1,491
Agency bonds	3,250	—	(26)	3,224
Total	$190,338	$—	$(301)	$190,037

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$66,234	$4	$(545)	$65,693
Corporate bonds	14,351	—	(230)	14,121
Commercial paper	7,944	—	—	7,944
Agency bonds	6,231	—	(71)	6,160
Total	$94,760	$4	$(846)	$93,918
As of September 30, 2023, our available-for-sale investments had maturities ranging from 1 to 18 months. As of December 31, 2022, our available-for-sale investments had maturities ranging from 2 to 19 months.
For all of our investments for which the amortized cost basis was greater than the fair value at September 30, 2023 and December 31, 2022, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
U.S. Government agencies	$185,322	$—	$—	$185,322
Money market funds	65,592	—	—	65,592
Agency bonds	—	3,224	—	3,224
Corporate bonds	—	1,491	—	1,491
Total	$250,914	$4,715	$—	$255,629
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other liabilities)	$—	$817	$—	$817
Total	$—	$817	$—	$817

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$88,039	$—	$—	$88,039
U.S. Government agencies	65,693	—	—	65,693
Corporate bonds	—	14,121	—	14,121
Commercial paper	—	7,944	—	7,944
Agency bonds	—	6,160	—	6,160
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	988	—	988
Total assets	$153,732	$29,213	$—	$182,945
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other liabilities)	$—	$1,559	$—	$1,559
Total liabilities	$—	$1,559	$—	$1,559
As of September 30, 2023, the fair value of our 2.25%, 0.25% and 1.25% convertible senior notes due 2025, 2027 and 2029, as further described in Note 10, Debt, was $47.1 million, $511.1 million and $290.7 million, respectively, based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes.
Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Computer equipment and software	$26,103	$24,568
Furniture and fixtures	11,090	11,823
Leasehold improvements (1)	56,037	66,180
Total	93,230	102,571
Less accumulated depreciation	(50,781)	(44,680)
Property and equipment, net	$42,449	$57,891
(1) As of September 30, 2023, leasehold improvements with a net book value of $8.6 million were recorded as an impairment of long-lived assets related to certain idle office space at our corporate headquarters in Boston, Massachusetts and idle office space in Los Angeles, California, and Toronto, Canada. Refer to Note 11, Leases, for further details on the impairment of long-lived assets.
Depreciation expense was $3.3 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively, and $10.9 million and $10.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 7. Goodwill and Intangible Assets
Goodwill was $536.3 million and $515.6 million as of September 30, 2023 and December 31, 2022, respectively. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2022	$515,631
Minerva acquisition	20,674
Balance at September 30, 2023	$536,305

The following table presents details of our intangible assets, which include acquired identifiable intangible assets and capitalized internal-use software costs:

		As of September 30, 2023			As of December 31, 2022
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.4	$135,355	$(72,638)	$62,717	$122,555	$(58,645)	$63,910
Customer relationships	4.5	12,000	(7,102)	4,898	12,000	(5,146)	6,854
Trade names	3.1	2,619	(2,334)	285	2,619	(1,874)	745
Total acquired intangible assets		149,974	(82,074)	67,900	137,174	(65,665)	71,509
Internal-use software	3.0	52,525	(20,432)	32,093	43,002	(13,242)	29,760
Total intangible assets		$202,499	$(102,506)	$99,993	$180,176	$(78,907)	$101,269
Amortization expense was $8.3 million and $6.7 million for the three months ended September 30, 2023 and 2022, respectively and $23.6 million and $20.6 million for the nine months ended September 30, 2023 and 2022, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of September 30, 2023 was as follows (in thousands):

2023 (for the remaining three months)	$7,777
2024	28,913
2025	24,940
2026	15,903
2027	6,806
2028 and thereafter	5,131
Total	$89,470
The table above excludes the impact of $10.5 million of capitalized internal-use software costs for projects that have not been completed as of September 30, 2023, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred. For the nine months ended September 30, 2023, we recorded a $3.5 million impairment of capitalized internal-use software costs to research and development expense in our consolidated statement of operations for projects that have been discontinued and will not be placed into service.
Note 8. Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Beginning balance	$103,075	$87,165
Capitalization of contract acquisition and fulfillment costs	39,904	33,948
Amortization of deferred contract acquisition and fulfillment costs	(30,416)	(25,949)
Ending balance	$112,563	$95,164

Note 9. Derivatives and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of nineteen months or less, and as of September 30, 2023 and December 31, 2022, outstanding forward contracts had a total notional value of $50.3 million and $44.9 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three and nine months ended September 30, 2023, all cash flow hedges were considered effective.

Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
Note 10. Debt
Convertible Senior Notes
In May 2020, we issued $230.0 million aggregate principal amount of convertible senior notes due May 1, 2025 (the “2025 Notes”), in March 2021, we issued $600.0 million aggregate principal amount of convertible senior notes due March 15, 2027 (the “2027 Notes”) and in September 2023, we issued $300.0 million aggregate principal amount of convertible senior notes due March 15, 2029 (the “2029 Notes”) (collectively, the “Notes”). Further details of the Notes are as follows:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2025 Notes	May 1, 2025	2.25%	November 1, 2020	2.88%	May 1 and November 1	16.3875	$61.02	0.8
2027 Notes	March 15, 2027	0.25%	September 15, 2021	0.67%	March 15 and September 15	9.6734	$103.38	5.8
2029 Notes	March 15, 2029	1.25%	March 15, 2024	1.69%	March 15 and September 15	15.4213	$64.85	4.6
The 2025 Notes, the 2027 Notes and the 2029 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures between the Company, as issuer, and U.S. Trust Company, Bank National Association, as trustee (the “Indentures”). The total net proceeds from the 2025 Notes, the 2027 Notes and the 2029 Notes offerings, after deducting initial purchase discounts and estimated debt issuance costs, were $222.8 million, $585.0 million and $292.0 million, respectively.
Terms of the Notes
The holders of the Notes may convert their respective Notes at their option at any time prior to the close of business on the business day immediately preceding their respective convertible dates only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 for the 2025 Notes, March 20, 2024 for the 2027 Notes and September 21, 2026 for the 2029 Notes (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the respective Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period for the 2025 Notes and any ten consecutive trading day period for the 2027 Notes and the 2029 Notes (the “measurement periods”) in which the trading price (as defined in the Indentures) per $1,000 principal amount of the applicable series of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the respective Notes on each such trading day;
•if we call any or all of the respective Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the respective redemption date; or
•upon the occurrence of specified corporate events (as set forth in the Indentures).
As of September 30, 2023, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder.
The holders may convert the 2025 Notes, the 2027 Notes and the 2029 Notes at any time on or after November 1, 2024, December 15, 2026 and December 15, 2028, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the circumstances set forth above. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indentures.
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
The 2025 Notes, the 2027 Notes and the 2029 Notes are redeemable after May 6, 2023, March 20, 2024 and September 21, 2026 (the “Redemption Dates”), respectively. On or after the respective Redemption Dates, we may redeem for cash all or any portion of the 2025 Notes, the 2027 Notes or the 2029 Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including the trading day immediately preceding, the date on which we provide the redemption notice at a redemption price equal to 100% principal amount of the 2025 Notes, the 2027 Notes or the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
Partial Repurchase and Conversion of the 2025 Notes
In September 2023, we used $201.0 million of the proceeds from the issuance of the 2029 Notes to repurchase and retire $184.0 million aggregate principal amount of the 2025 Notes and paid accrued and unpaid interest thereon. As a result of the induced conversion, we recorded $53.9 million in non-cash induced conversion expense which is included in interest expense in our consolidated statement of operations. The induced conversion expense represents the fair value of the consideration issued upon conversion in excess of the fair value of the securities issuable under the original terms of the 2025 Notes.
Accounting for the Notes
In accounting for the issuance of the Notes, the principal less debt issuance costs are recorded as debt on our consolidated balance sheet. The debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the Notes.
The net carrying amount of the Notes as of September 30, 2023 and December 31, 2022 was as follows (in thousands):

	2025 Notes			2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2022	$229,992	$(3,480)	$226,512	$600,000	$(10,564)	$589,436	$—	$—	$—
Issuance	—	—	—	—	—	—	300,000	(7,984)	$292,016
Partial repurchase	(184,000)	2,010	(181,990)	—	—	—	—	—
Amortization of debt issuance costs	—	990	990	—	1,855	1,855	—	73	73
Balance at September 30, 2023	$45,992	$(480)	$45,512	$600,000	$(8,709)	$591,291	$300,000	$(7,911)	$292,089
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,
	2023				2022
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	Total
Contractual interest expense	$948	$375	$229	$1,552	$1,292	$377	$1,669
Amortization of debt issuance costs	289	631	73	993	371	626	997
Total interest expense	$1,237	$1,006	$302	$2,545	$1,663	$1,003	$2,666

	Nine Months Ended September 30,
	2023				2022
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	Total
Contractual interest expense	$3,536	$1,125	$229	$4,890	$3,880	$1,127	$5,007
Amortization of debt issuance costs	990	1,855	73	2,918	1,052	1,840	2,892
Total interest expense	$4,526	$2,980	$302	$7,808	$4,932	$2,967	$7,899
Capped Calls
In connection with the offering of the 1.25% convertible senior notes due 2023 (the “2023 Notes”), the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2023 Capped Calls, “2025 Capped Calls”, “2027 Capped Calls” and “2029 Capped Calls”) (collectively, the “Capped Calls”).
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
The following table sets forth other key terms and premiums paid for the Capped Calls related to each series of Notes:

	Capped Calls Entered into in Connection with the Issuance of the 2023 Notes	Capped Calls Entered into in Connection with the Issuance of the 2025 Notes	Capped Calls Entered into in Connection with the Issuance of the 2027 Notes	Capped Calls Entered into in Connection with the Issuance of the 2029 Notes
Initial strike price, subject to certain adjustments	$41.59	$61.02	$103.38	$64.85
Cap price, subject to certain adjustments	$63.98	$93.88	$159.04	$97.88
Total premium paid (in thousands)	$26,910	$27,255	$76,020	$36,570
Expiration dates	June 2, 2023 - August 1, 2023	March 4, 2025 - April 29, 2025	January 1, 2027 - March 11, 2027	February 13, 2029 - March 13, 2029
For accounting purposes, the 2023 Capped Calls, the 2025 Capped Calls, the 2027 Capped Calls and the 2029 Capped Calls are separate transactions, and not part of the terms of the 2023 Notes, the 2025 Notes, the 2027 Notes and the 2029 Notes. The 2023 Notes, 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives.
The 2025 Capped Calls were not redeemed with the partial repurchase of the 2025 Notes and remain outstanding.
The 2023 Capped Calls were not redeemed with the repayment of the 2023 Notes in 2021. In accordance with the terms of the Capped Calls agreements, we elected to cash-settle the 2023 Capped Calls via written notice provided to the counterparties on May 31, 2023 (the “Notice Date”). The 2023 Capped Calls were settled over a 40-day trading period from June 2, 2023 to August 1, 2023, with a settlement date of August 3, 2023. Since cash settlement was elected, pursuant to ASC 815, the 2023 Capped Calls were deemed to meet the definition of a derivative instrument, requiring reclassification from stockholder's equity to a derivative asset at the fair value on the Notice Date, with subsequent changes in fair value to be recorded to earnings through the settlement date. The fair value on the Notice Date of $33.0 million was reclassified from stockholders' equity (additional paid-in capital) to derivative assets. The change in fair value of the derivative asset from the Notice Date to September 30, 2023 was $15.5 million and recorded to other income (expense) on our consolidated statement of operations. On August 3, 2023, we received $17.5 million in cash from the settlement of the 2023 Capped Calls.
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
As of September 30, 2023, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of September 30, 2023, we had a total of $9.0 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.
Note 11. Leases
Our leases primarily relate to office facilities that have remaining terms of up to 8.5 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within 4 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$3,799	$4,997	$12,716	$15,240
Short-term lease costs	322	461	959	1,315
Variable lease costs	1,681	2,184	6,141	6,716
Total lease costs	$5,802	$7,642	$19,816	$23,271
Supplemental balance sheet information related to the operating leases was as follows:

	As of September 30, 2023	As of December 31, 2022
Weighted average remaining lease term (in years) - operating leases	6.0	6.6
Weighted average discount rate - operating leases	6.3%	6.2%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,897	$3,057	$16,444	$11,093
ROU assets obtained in exchange for new lease obligations	$620	$3,811	$4,457	$12,675

Maturities of operating lease liabilities as of September 30, 2023 were as follows (in thousands):

2023 (for the remaining three months)	$3,469
2024	19,995
2025	18,851
2026	17,494
2027	16,699
2028 and thereafter	36,262
Total lease payments	$112,770
Less: imputed interest	(19,233)
Total	$93,537
During the nine months ended September 30, 2023, we determined that triggering events occurred which indicated that the carrying value of our right-of-use (“ROU”) and other lease-related assets related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts as well as idle office spaces located in Plano, Texas, Los Angeles, California, and Toronto, Canada may not be fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the asset groups taking into consideration the time period it will take to obtain sublessees, the applicable discount rate and the anticipated sublease income and calculated the corresponding impairment loss. We used prices and other relevant information generated by recent market transactions involving similar or comparable assets, as well as our historical experience in real estate transactions. In the three and nine months ended September 30, 2023, we recorded impairment losses of $3.6 million and $30.8 million, respectively, related to these idle office spaces. In the three and nine months ended September 30, 2023, the impairment losses consisted of $2.0 million and $22.2 million, respectively, related to ROU assets and $1.6 million and $8.6 million, respectively, related to leasehold improvements associated with these leased office spaces.
Note 12. Stock-Based Compensation Expense
(a)General
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options and issuances of common stock pursuant to our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,527	$2,745	$8,348	$7,610
Research and development	8,436	13,400	30,575	40,349
Sales and marketing	7,106	8,047	23,087	23,251
General and administrative	5,699	6,779	22,826	21,094
Total stock-based compensation expense	$23,768	$30,971	$84,836	$92,304
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2023 and 2022 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the three months ended September 30, 2023 and 2022, we recognized stock-based compensation expense related to such bonuses in the amount of $50 thousand and $(0.8) million, respectively, and during the nine months ended based September 30, 2023 and 2022, we recognized stock-based compensation expense related to such bonuses in the amount of $1.1 million and $0.8 million, respectively, on the probable expected performance against the pre-established corporate financial objectives as of September 30, 2023 and 2022. For employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the nine months ended September 30, 2023 was as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2022	3,001,443	$83.88
Granted	2,232,289	41.54
Vested	(1,139,340)	72.49
Forfeited	(967,575)	67.85
Unvested balance as of September 30, 2023	3,126,817	$62.79
As of September 30, 2023, the unrecognized compensation expense related to our unvested RSUs and PSUs was $265.8 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.3 years.
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
(c)Stock Options
Stock option activity during the nine months ended September 30, 2023 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	932,126	$12.70	3.2	$19,837
Granted	—	—
Exercised	(208,494)	14.31		$6,204
Forfeited/cancelled	—	—
Outstanding as of September 30, 2023	723,632	$12.23	2.4	$24,276
Vested and exercisable as of September 30, 2023	723,632	$12.23	2.4	$24,276

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
On March 15, 2023, we issued 177,886 shares of common stock to employees, with a purchase price of $34.71 per share, for aggregate proceeds of $6.2 million.
On September 15, 2023, we issued 152,419 shares of common stock to employees, with a purchase price of $33.78 per share, for aggregate proceeds of $5.1 million.

Note 13. Net Loss per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(76,611)	$(28,727)	$(169,308)	$(113,332)
Denominator:
Weighted-average common shares outstanding, basic and diluted	61,065,157	58,730,651	60,506,082	58,229,872
Net loss per share, basic and diluted	$(1.25)	$(0.49)	$(2.80)	$(1.95)
We intend to settle any conversion of our 2025 Notes, 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the three and nine months ended September 30, 2023 and 2022, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
In connection with the issuance of the 2023 Notes, the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into 2023 Capped Calls, 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. As further described in Note 10, Debt, the 2023 Capped Calls were not redeemed with the redemption of the 2023 Notes. The 2025 Capped Calls were not redeemed with the partial repurchase of the 2025 Notes and remain outstanding.
As of September 30, 2023 and 2022, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our unaudited consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	723,632	1,218,790
Unvested restricted stock units	3,126,817	3,279,901
Common stock issued in conjunction with acquisitions	115,041	240,041
Shares to be issued under ESPP	20,802	30,501
Convertible senior notes	11,183,611	9,572,955
Total	15,169,903	14,342,188

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
Net revenues by geographic area presented based upon the location of the customer were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
United States	$147,929	$131,628	$427,629	$376,752
Other	50,914	44,137	144,810	123,852
Total	$198,843	$175,765	$572,439	$500,604
Property and equipment, net by geographic area was as follows:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
United States	$29,709	$41,570
Other	12,740	16,321
Total	$42,449	$57,891
Note 16. Restructuring
On August 7, 2023, our board of directors approved a restructuring plan that was designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities and key growth opportunities (collectively, the “Restructuring Plan”). The Restructuring Plan included a reduction of the Company’s workforce by approximately 17%.
During the three months ended September 30, 2023, we incurred $20.0 million of restructuring charges which were recorded within restructuring in the condensed consolidated statements of operations. In addition, we incurred $1.2 million of stock-based compensation expense related to acceleration of share-based awards.
As of September 30, 2023, the restructuring liability accrued but not paid totaled $4.7 million, which is included within accrued expenses in the condensed consolidated balance sheets. We expect the remainder of the restructuring charges of approximately $3.5 million to be incurred in the fourth quarter of 2023 and the execution of the Restructuring Plan to be substantially complete by the end of the fourth quarter of 2023.
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

We permanently closed certain idle office spaces in Plano, Texas, Los Angeles, California and Toronto, Canada, which resulted in an impairment loss in the three months ended September 30, 2023 of $3.6 million. Refer to Note 11, Leases, for further details on the impairment of long-lived assets.
The following table presents the activity of the restructuring liability for the three months ended September 30, 2023:

Restructuring Liability
(in thousands)
Balance at December 31, 2022	$—
Charges	19,996
Payments	(15,318)
Balance at September 30, 2023	$4,678

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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of September 30, 2023, we had over 11,412 customers in 151 countries, including 41% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three and nine months ended September 30, 2023 or 2022.
Recent Developments
Convertible Notes
In September 2023, we issued $300.0 million aggregate principal amount of 1.25% Convertible Senior Notes due March 15, 2029 (the “2029 Notes”). The total net proceeds from the offering, after deducting initial purchase discounts and estimated debt issuance costs, were $292.0 million. The 2029 Notes are unsecured obligations and bear interest at a fixed rate of 1.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing on March 15, 2024. The 2029 Notes will mature on March 15, 2029, unless earlier converted, redeemed or repurchased. The Notes do not contain any financial covenants. The 2029 Notes are governed by an indenture between the Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee (the “2029 Indenture”).

In connection with the issuance of the 2029 Notes, we entered into capped call transactions with certain counterparties (the “2029 Capped Calls”). We used $36.6 million of the net proceeds from the 2029 Notes to purchase the Capped Calls. The Capped Calls are expected to offset potential dilution to our common stock upon conversion of the 2029 Notes. The Capped Calls have an initial cap price of $97.88 per share (which initially represents a premium of 100% over the last reported sale price of our common stock on September 5, 2023), subject to certain adjustments. The 2029 Capped Calls are separate transactions we entered into with certain counterparties and are not part of the terms of the 2029 Notes.

We also used $201.5 million of the net proceeds from the 2029 Notes to repurchase $184.0 million aggregate principal amount of our outstanding 2.25% Convertible Senior Notes due 2025 (the “2025 Notes”), and paid accrued and unpaid interest thereon, pursuant to one or more separate and privately negotiated transactions entered into concurrently with the pricing of the 2029 Notes.
Restructuring Plan
In August 2023, we announced a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities (the “Restructuring Plan”). The Restructuring Plan included a reduction of our workforce and office space reductions within certain markets. The actions associated with the Restructuring Plan are expected to be substantially completed by the end of fiscal year 2023, subject to local law and consultation requirements. For further information, refer to Note 16, Restructuring, in the Notes to our Consolidated Financial Statements.
Settlement of 2023 Capped Calls
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
For the three and nine months ended September 30, 2023 and 2022, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 95% and 94%, respectively, of total revenue.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Total revenue	$198,843	$175,765	$572,439	$500,604
Year-over-year revenue growth	13.1%	25.6%	14.3%	30.4%
Non-GAAP income from operations	$36,773	$13,044	$60,723	$10,908
Non-GAAP operating margin	18.5%	7.4%	10.6%	2.2%
Free cash flow	$(582)	$9,657	$23,780	$12,227

	As of September 30,
	2023	2022
	(dollars in thousands)
Annualized recurring revenue (“ARR”)	$776,760	$683,816
Year-over-year growth	13.6%	24.3%
Number of customers	11,412	10,791
Year-over-year growth	5.8%	8.9%
ARR per customer	$68.1	$63.4
Year-over-year growth	7.4%	14.2%
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
Annualized Recurring Revenue and Growth. Annualized Recurring Revenue (“ARR”) is defined as the annual value of all recurring revenue related to contracts in place at the end of the quarter. ARR should be viewed independently of revenue and deferred revenue, as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates and does not include revenue reported as perpetual license or professional services revenue in our consolidated statement of operations. We use ARR and believe it is useful to investors as a measure of the overall success of our business.
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
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income (loss) per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt issuance costs and certain other items such as acquisition-related expenses, impairment of long-lived assets, restructuring expense, induced conversion expense, change in the fair value of derivative assets and litigation-related expenses. Non-GAAP net income (loss) per basic and diluted share is calculated as non-GAAP net income (loss) divided by the weighted average shares used to compute net income (loss) per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
•Induced conversion expense. In conjunction with the third quarter of 2023 partial repurchase of our 2025 Notes, we incurred a non-cash induced conversion expense of $53.9 million. We exclude induced conversion expense because this amount is not indicative of the performance of, or trends in, our business and neither is comparable to the prior period nor predictive of future results.
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
•Restructuring expense. We exclude non-ordinary course restructuring expenses related to a restructuring plan because we do not believe these charges are indicative of our core operating performance and we believe the exclusion of the restructuring expenses provides a more useful comparison of our performance in different periods.
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
We define adjusted EBITDA as net loss before (1) interest income, (2) interest expense, (3) other income (expense), net, (4) provision for income taxes, (5) depreciation expense, (6) amortization of intangible assets, (7) stock-based compensation expense, (8) acquisition-related expenses, (9) litigation-related expenses, (10) impairment of long-lived assets and (11) restructuring expense. We believe that the use of adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods.
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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
GAAP total gross profit	$141,013	$121,915	$400,446	$341,190
Stock-based compensation expense	2,527	2,745	8,348	7,610
Amortization of acquired intangible assets	4,775	4,429	13,993	14,117
Non-GAAP total gross profit	$148,315	$129,089	$422,787	$362,917

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
GAAP gross profit – products	$138,615	$120,539	$394,752	$339,347
Stock-based compensation expense	1,940	2,006	6,332	5,513
Amortization of acquired intangible assets	4,775	4,429	13,993	14,117
Non-GAAP gross profit – products	$145,330	$126,974	$415,077	$358,977

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
GAAP gross profit – professional services	$2,398	$1,376	$5,694	$1,843
Stock-based compensation expense	587	739	2,016	2,097
Non-GAAP gross profit – professional services	$2,985	$2,115	$7,710	$3,940
The following table reconciles GAAP loss from operations to non-GAAP income (loss) from operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
GAAP loss from operations	$(16,041)	$(23,236)	$(91,665)	$(98,266)
Stock-based compensation expense	23,768	30,971	84,836	92,304
Amortization of acquired intangible assets	5,497	5,309	16,409	16,755
Acquisition-related expenses	—	—	363	—
Litigation-related expenses	—	—	—	115
Impairment of long-lived assets	3,553	—	30,784	—
Restructuring expense	19,996	—	19,996	—
Non-GAAP income from operations	$36,773	$13,044	$60,723	$10,908

The following table reconciles GAAP net loss to non-GAAP net income (loss) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
GAAP net loss	$(76,611)	$(28,727)	$(169,308)	$(113,332)
Stock-based compensation expense	23,768	30,971	84,836	92,304
Amortization of acquired intangible assets	5,497	5,309	16,409	16,755
Acquisition-related expenses	—	—	363	—
Litigation-related expenses	—	—	—	115
Amortization of debt issuance costs	1,041	1,046	3,061	3,036
Induced conversion expense	53,889	—	53,889	—
Change in fair value of derivative assets	2,851	—	15,511	—
Impairment of long-lived assets	3,553	—	30,784	—
Restructuring expense	19,996	—	19,996	—
Non-GAAP net income (loss)	$33,984	$8,599	$55,541	$(1,122)
Interest expense of convertible senior notes (1)	604	375	1,354	—
Numerator for non-GAAP earnings per share calculation	$34,588	$8,974	$56,895	$(1,122)

Weighted average shares used in GAAP earnings per share calculation, basic	61,065,157	58,730,651	60,506,082	58,229,872
Dilutive effect of convertible senior notes (1)	6,960,346	5,803,831	6,960,346	—
Dilutive effect of employee equity incentive plans (2)	873,718	1,063,389	1,919,771	—
Weighted average shares used in non-GAAP earnings per share calculation, diluted	68,899,221	65,597,871	69,386,199	58,229,872

Non-GAAP net income (loss) per share:
Basic	$0.56	$0.15	$0.92	$(0.02)
Diluted	$0.50	$0.14	$0.82	$(0.02)

(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. On an if-converted basis, for the three and nine months ended September 30, 2023, the 2027 and the 2029 Notes were dilutive and the 2025 Notes were anti-dilutive.

(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net loss to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
GAAP net loss	$(76,611)	$(28,727)	$(169,308)	$(113,332)
Interest income	(2,545)	(498)	(6,000)	(853)
Interest expense	56,515	2,749	62,005	8,200
Other (income) expense, net	4,518	2,205	18,093	5,211
Provision for income taxes	2,082	1,035	3,545	2,508
Depreciation expense	3,343	3,479	10,929	10,008
Amortization of intangible assets	8,306	6,716	23,599	20,579
Stock-based compensation expense	23,768	30,971	84,836	92,304
Acquisition-related expenses	—	—	363	—
Litigation-related expenses	—	—	—	115
Impairment of long-lived assets	3,553	—	30,784	—
Restructuring expense	19,996	$—	19,996	$—
Adjusted EBITDA	$42,925	$17,930	$78,842	$24,740
The following table reconciles net cash provided by operating activities to free cash flow for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net cash provided by operating activities	$3,665	$20,110	$40,812	$37,962
Less: Purchases of property and equipment	(295)	(5,863)	(3,999)	(13,087)
Less: Capitalized internal-use software costs	(3,952)	(4,590)	(13,033)	(12,648)
Free cash flow	$(582)	$9,657	$23,780	$12,227

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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative expenses, impairment of long-lived assets and restructuring. Operating expenses include overhead costs for depreciation, facilities, IT, information security and recruiting. Our IT overhead costs include IT personnel compensation costs and costs associated with our IT infrastructure. All overhead costs are allocated based on relative headcount.
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
We expect research and development expense to decrease as a percentage of total revenue in the near term.
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
We expect sales and marketing expense to decrease as a percentage of total revenue in the near term.
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
We expect general and administrative expense to decrease as a percentage of total revenue in the near term.

Impairment of Long-Lived Assets
Impairment of long-lived assets consists of impairment charges allocated to the carrying amount of certain operating right-of-use assets and the associated leasehold improvements when the carrying amounts exceed their respective fair values.
Restructuring
Restructuring expenses consist of charges related to a restructuring plan such as employee transition, notice period and severance payments and employee benefits and related facilitation costs. For further information, refer to Note 16, Restructuring, in the Notes to our Consolidated Financial Statements.
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
Provision for Income Taxes
Provision for income taxes consists of domestic and foreign taxes on income and withholding taxes. We maintain a full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits. Based on our history of losses, we expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized.

Results of Operations
The following table sets forth our selected consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$189,876	$166,496	$545,349	$474,643
Professional services	8,967	9,269	27,090	25,961
Total revenue	198,843	175,765	572,439	500,604
Cost of revenue:(1)
Products	51,261	45,957	150,597	135,296
Professional services	6,569	7,893	21,396	24,118
Total cost of revenue	57,830	53,850	171,993	159,414
Operating expenses:(1)
Research and development	39,940	48,622	137,048	147,341
Sales and marketing	75,699	75,968	239,322	229,148
General and administrative	17,866	20,561	64,961	62,967
Impairment of long-lived assets	3,553	—	30,784	—
Restructuring	19,996	—	19,996	—
Total operating expenses	157,054	145,151	492,111	439,456
Loss from operations	(16,041)	(23,236)	(91,665)	(98,266)
Interest income	2,545	498	6,000	853
Interest expense	(56,515)	(2,749)	(62,005)	(8,200)
Other income (expense), net	(4,518)	(2,205)	(18,093)	(5,211)
Loss before income taxes	(74,529)	(27,692)	(165,763)	(110,824)
Provision for income taxes	2,082	1,035	3,545	2,508
Net loss	$(76,611)	$(28,727)	$(169,308)	$(113,332)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,527	$2,745	$8,348	$7,610
Research and development	8,436	13,400	30,575	40,349
Sales and marketing	7,106	8,047	23,087	23,251
General and administrative	5,699	6,779	22,826	21,094
Total stock-based compensation expense	$23,768	$30,971	$84,836	$92,304

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$8,213	$6,480	$23,246	$19,808
Research and development	1,010	1,093	3,285	3,059
Sales and marketing	1,889	1,955	6,009	5,766
General and administrative	537	667	1,988	1,954
Total depreciation and amortization expense	$11,649	$10,195	$34,528	$30,587

The following table sets forth our selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated Statement of Operations Data:
Revenue:
Products	95.5	94.7%	95.3%	94.8%
Professional services	4.5	5.3	4.7	5.2
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Products	25.8	26.1	26.3	27.0
Professional services	3.3	4.5	3.8	4.8
Total cost of revenue	29.1	30.6	30.0	31.8
Operating expenses:
Research and development	20.1	27.7	23.9	29.4
Sales and marketing	38.2	43.2	41.8	45.8
General and administrative	9.0	11.7	11.3	12.6
Impairment of long-lived assets	1.8	—	5.4	—
Restructuring	10.1	—	3.5	—
Total operating expenses	79.0	82.6	86.0	87.8
Loss from operations	(8.1)	(13.2)	(16.0)	(19.6)
Interest income	1.3	0.3	1.0	0.2
Interest expense	(28.4)	(1.6)	(10.8)	(1.6)
Other income (expense), net	(2.3)	(1.3)	(3.2)	(1.1)
Loss before income taxes	(37.5)	(15.8)	(29.0)	(22.1)
Provision for income taxes	1.0	0.5	0.6	0.5
Net loss	(38.5)%	(16.3)%	(29.6)%	(22.6)%
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenue:
Products	$189,876	$166,496	$23,380	14.0%
Professional services	8,967	9,269	(302)	(3.3%)
Total revenue	$198,843	$175,765	$23,078	13.1%
Total revenue increased by $23.1 million in the three months ended September 30, 2023 compared to the same period in 2022. The $23.1 million increase in revenue is attributable primarily to an increase in revenue from existing customers due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base.
The increase in total revenue in the three months ended September 30, 2023 compared to the same period in 2022 was comprised of $17.3 million generated from sales in North America and $5.8 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue:
Products	$51,261	$45,957	$5,304	11.5%
Professional services	6,569	7,893	(1,324)	(16.8%)
Total cost of revenue	$57,830	$53,850	$3,980	7.4%
Gross margin %:
Products	73.0%	72.4%
Professional services	26.7%	14.8%
Total gross margin %	70.9%	69.4%
Total cost of revenue increased by $4.0 million in the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a $2.6 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue and a $1.4 million increase in amortization expense for capitalized internally-developed software.
Total gross margin percentage increased for the three months ended September 30, 2023 compared to the same period in 2022. The increase in products gross margin was driven by our ability to scale as our revenue continues to grow. The increase in professional services gross margin for the three months ended September 30, 2023 was primarily due to a decrease in personnel costs.
Operating Expenses
Research and Development Expense

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$39,940	$48,622	$(8,682)	(17.9%)
% of revenue	20.1%	27.7%
Research and development expense decreased by $8.7 million in the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a $7.8 million decrease in personnel costs, inclusive of a $5.0 million decrease in stock-based compensation expense, resulting from a decrease in headcount due to our Restructuring Plan, and a $0.9 million decrease in other expenses.
Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Sales and marketing	$75,699	$75,968	$(269)	(0.4%)
% of revenue	38.2%	43.2%
Sales and marketing expense decreased by $0.3 million in the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a $1.8 million decrease in marketing and advertising expenses and a $0.3 million decrease in other expenses, partially offset by a $1.8 million increase in personnel costs.
General and Administrative Expense

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative	$17,866	$20,561	$(2,695)	(13.1)%
% of revenue	9.0%	11.7%
General and administrative expense decreased by $2.7 million in the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a $2.4 million decrease in personnel costs, resulting from a decrease in headcount due to our Restructuring Plan, as well as a $0.3 million decrease in other expenses.

Impairment of Long-Lived Assets

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Impairment of long-lived assets	$3,553	$—	$3,553	100.0%
% of revenue	1.8%	—%
Impairment of long-lived assets expense increased by $3.6 million in the three months ended September 30, 2023 compared to the same period in 2022, due to an impairment charge recorded after a triggering event related to a change in usage of certain idle office spaces located in Plano Texas, Los Angeles, California and Toronto, Canada indicated that the carrying value of our right of use and other lease-related assets may not be fully recoverable.
Restructuring

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Restructuring	$19,996	$—	$19,996	100.0%
% of revenue	10.1%	—%
Restructuring expense increased by $20.0 million in the three months ended September 30, 2023 compared to the same period in 2022, due to restructuring charges consisting of employee transition, notice period and severance payments and employee benefits and related facilitation costs related to our Restructuring Plan. Refer to Note 16, Restructuring, in the Notes to our Consolidated Financial Statements for further details on our Restructuring Plan.
Interest Income

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$2,545	$498	$2,047	411.0%
% of revenue	1.3%	0.3%
Interest income increased by $2.0 million in the three months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in interest rates.
Interest Expense

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(56,515)	$(2,749)	$(53,766)	1,955.8%
% of revenue	(28.4)%	(1.6)%
Interest expense increased by $53.8 million the three months ended September 30, 2023 compared to the same period in 2022 primarily due to $53.9 million of induced conversion expense incurred in conjunction with the partial repurchase of the 2025 Notes.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Other income (expense), net	$(4,518)	$(2,205)	$(2,313)	104.9%
% of revenue	(2.3)%	(1.3)%
Other income (expense), net increased by $2.3 million in the three months ended September 30, 2023 compared to the same period in 2022 due to a $2.9 million expense for the change in fair value on derivative assets related to our 2023 Capped Calls, partially offset by increases in realized and unrealized foreign currency gains, primarily related to the euro and British pound sterling.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$2,082	$1,035	$1,047	101.2%
% of revenue	1.0%	0.5%
Provision for income taxes increased by $1.0 million in the three months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in domestic taxable income.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenue:
Products	$545,349	$474,643	$70,706	14.9%
Professional services	27,090	25,961	1,129	4.3%
Total revenue	$572,439	$500,604	$71,835	14.3%
Total revenue increased by $71.8 million in the nine months ended September 30, 2023 compared to the same period in 2022. The $71.8 million increase in revenue consisted of a $3.5 million increase in revenue from new customers and a $68.3 million increase in revenue from existing customers. The $68.3 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in the nine months ended September 30, 2023 compared to the same period in 2022 was comprised of $53.3 million generated from sales in North America and $18.5 million generated from sales from the rest of the world.
Cost of Revenue

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue:
Products	$150,597	$135,296	$15,301	11.3%
Professional services	21,396	24,118	(2,722)	(11.3%)
Total cost of revenue	$171,993	$159,414	$12,579	7.9%
Gross margin %:
Products	72.4%	71.5%
Professional services	21.0%	7.1%
Total gross margin %	70.0%	68.2%
Total cost of revenue increased by $12.6 million in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a $6.4 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue, a $3.6 million increase in personnel costs, inclusive of a $0.7 million increase in stock-based compensation expense and a $3.4 million increase in in amortization expense for capitalized internally-developed software. These increases were partially offset by a $0.8 million decrease in other expenses.
Total gross margin percentage increased for the nine months ended September 30, 2023 compared to the same period in 2022. The increase in products gross margin was driven by our ability to scale as our revenue continues to grow. The increase in professional services gross margin for the nine months ended September 30, 2023 was primarily due to an increase in revenue.

Operating Expenses
Research and Development Expense

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$137,048	$147,341	$(10,293)	(7.0%)
% of revenue	23.9%	29.4%
Research and development expense decreased by $10.3 million in the three months ended September 30, 2023 compared to the same period in 2022, primarily due to a $11.4 million decrease in personnel costs, inclusive of a $9.8 million decrease in stock-based compensation expense, resulting from a decrease in headcount, and a $2.4 million decrease in other expenses. These decreases were partially offset by a $3.5 million write-off of capitalized internal-use software projects.
Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Sales and marketing	$239,322	$229,148	$10,174	4.4%
% of revenue	41.8%	45.8%
Sales and marketing expense increased by $10.2 million in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a $13.2 million increase in personnel costs, partially offset by a decrease of $1.0 million in marketing and advertising expenses and a $2.0 million decrease in other expenses.
General and Administrative Expense

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative	$64,961	$62,967	$1,994	3.2%
% of revenue	11.3%	12.6%
General and administrative expense increased by $2.0 million in the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a $2.9 million increase in professional fees, partially offset by a $0.9 million decrease in other expenses.
Impairment of Long-Lived Assets

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Impairment of long-lived assets	$30,784	$—	$30,784	100.0%
% of revenue	5.4%	—%
Impairment of long-lived assets expense increased by $30.8 million in the nine months ended September 30, 2023 compared to the same period in 2022, due to an impairment charge recorded after a triggering event related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts as well as idle office spaces located in Plano, Texas, Los Angeles, California and Toronto, Canada indicated that the carrying value of our right of use and other lease-related assets may not be fully recoverable.
Restructuring

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Restructuring	$19,996	$—	$19,996	100.0%
% of revenue	3.5%	—%
Restructuring expense increased by $20.0 million in the nine months ended September 30, 2023 compared to the same period in 2022, due to restructuring charges consisting of employee transition, notice period and severance payments and employee benefits and related facilitation costs related to our Restructuring Plan. Refer to Note 16, Restructuring, in the Notes to our Consolidated Financial Statements for further details on our Restructuring Plan.
Interest Income

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$6,000	$853	$5,147	603.4%
% of revenue	1.0%	0.2%
Interest income increased by $5.1 million in the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in interest rates.
Interest Expense

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(62,005)	$(8,200)	$(53,805)	656.2%
% of revenue	(10.8)%	(1.6)%
Interest expense increased by $53.8 million in the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to $53.9 million of induced conversion expense incurred in conjunction with the partial repurchase of the 2025 Notes.
Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Other income (expense), net	$(18,093)	$(5,211)	$(12,882)	247.2%
% of revenue	(3.2)%	(1.1)%
Other income (expense), net increased by $12.9 million in the nine months ended September 30, 2023 compared to the same period in 2022 due to a $15.5 million expense for the change in fair value of derivative assets related to our 2023 capped calls settlement and an increase in realized and unrealized foreign currency gains, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Provision for income taxes	$3,545	$2,508	$1,037	41.3%
% of revenue	0.6%	0.5%
Provision for income taxes increased by $1.0 million in the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in domestic taxable income.

Liquidity and Capital Resources
As of September 30, 2023, we had $182.7 million in cash and cash equivalents, $190.0 million in investments that have maturities ranging from one to thirteen months and an accumulated deficit of $1,030.1 million. Since our inception, we have generated significant losses and we may generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, investments and our Credit and Security Agreement (the “Credit Agreement”). To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
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
The following table shows a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$207,804	$165,017
Net cash provided by operating activities	40,812	37,962
Net cash used in investing activities	(145,186)	(34,842)
Net cash provided by financing activities	81,795	6,438
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,010)	(5,707)
Cash, cash equivalents and restricted cash at end of period	$183,215	$168,868
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $40.8 million of cash and cash equivalents in the nine months ended September 30, 2023, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net loss of $169.3 million and a decrease in our net operating assets and liabilities of $18.1 million, offset by non-cash charges of $228.2 million related primarily to depreciation and amortization, stock-based compensation expense, impairment of long-lived assets, change in fair value of derivative assets, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a $18.0 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $6.4 million decrease in deferred revenue, a $1.2 million decrease in accounts payable, a $0.9 million decrease in other liabilities and a $9.5 million increase in deferred contract acquisition and fulfillment costs, which each had a negative impact on operating cash flow. These factors were offset by a $12.4 million decrease in accounts receivable due to an increase in collections, and a $5.5 million decrease in prepaid expenses, which each had a positive impact on operating cash flow.
Operating activities provided $38.0 million of cash and cash equivalents in the nine months ended September 30, 2022, which reflects the timing of working capital adjustments and our continued growth in revenue partially offset by our continued investments in our operations. Cash provided by operating activities reflected our net loss of $113.3 million, offset by a decrease in our net operating assets of $21.5 million and non-cash charges of $129.8 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt issuance costs and other non-cash charges. The decrease in our net operating assets was primarily due to a $18.3 million increase in deferred revenue, a $21.4 million decrease in accounts receivable due to an increase in collections and a $8.5 million increase in accounts payable, which each had a positive impact on operating cash flow. These factors were partially offset by a $12.2 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $5.4 million increase in prepaid expenses, a $8.0 million increase in deferred contract acquisition and fulfillment costs and a $1.1 million decrease in other liabilities, which each had a negative impact on operating cash flow.
Investing Activities
Investing activities used $145.2 million of cash in the nine months ended September 30, 2023, consisting of $93.4 million in purchases of investments, net of sales and maturities, $34.8 million of cash paid for the acquisition of Minerva, $13.0 million for capitalization of internal-use software costs and $4.0 million in capital expenditures to purchase computer equipment and leasehold improvements.
Investing activities used $34.8 million of cash in the nine months ended September 30, 2022, consisting of $12.6 million for capitalization of internal-use software costs, $13.1 million in capital expenditures to purchase computer equipment and leasehold improvements and $8.1 million of investment purchases, net of sales and maturities, and $1.0 million of other investments.
Financing Activities
Financing activities provided $81.8 million of cash in the nine months ended September 30, 2023, which consisted primarily of $292.8 million in proceeds from the issuance of the 2029 Notes, net of issuance costs paid of $7.2 million, $17.5 million in proceeds from the settlement of the 2023 Capped Calls, $11.3 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $3.0 million in proceeds from the exercise of stock options, partially offset by $200.0 million for the repurchase and conversion of the 2025 Notes, $36.6 million for the purchase of the 2029 Capped Calls, $4.0 million in withholding taxes paid for the net share settlement of equity awards and $2.2 million in payments related to the acquisition of IntSights.
Financing activities provided $6.4 million of cash in the nine months ended September 30, 2022, which consisted primarily of $11.9 million in proceeds from the issuance of common stock purchased by employees under the ESPP and $1.6 million in proceeds from the exercise of stock options, partially offset by $6.7 million in withholding taxes paid for the net share settlement of equity awards, $0.3 million in payments related to the acquisition of Velocidex Enterprises Pty Ltd. and $0.1 million in payments of debt issuance costs.
Contractual Obligations and Commitments
As of September 30, 2023, there were no additional material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023 (the “Annual Report”).
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of September 30, 2023 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of September 30, 2023, we had cash and cash equivalents of $182.7 million consisting of bank deposits and money market funds and investments of $190.0 million consisting of U.S. government agencies, corporate bonds and agency bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of September 30, 2023, the fair values of our 2025 Notes, 2027 Notes and 2029 Notes were $47.1 million, $511.1 million and $290.7 million, respectively.
As of September 30, 2023, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of September 30, 2023, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
•the impact of climate change, natural disasters or manmade problems, including terrorism or war (such as the Russia- Ukraine war and the evolving situation in Israel and Gaza); and
•future accounting pronouncements or changes in our accounting policies or practices.
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
We have posted a net loss in each year since inception, including net losses of $124.7 million, $146.3 million and $98.8 million in the years ended December 31, 2022, 2021 and 2020, respectively. As of September 30, 2023, we had an accumulated deficit of $1,030.1 million. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and professional services to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
Prolonged economic uncertainties or downturns could adversely affect our business operations or financial results. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, inflation, foreign currency exchange rate fluctuations, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster, outbreaks of epidemics or pandemics such as COVID-19, political unrest and social strife, including acts of terrorism, armed conflicts, such as the one between Russia and Ukraine and the evolving situation in Israel and Gaza, have caused and could continue to cause a decrease in corporate spending on security offerings or information technology in general and negatively affect the rate of growth of our business.
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

We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry or geography. Although we expect that our current cash and cash equivalent balances, including the proceeds of our offering of convertible senior notes in September 2023, together with cash flows that are generated from operations and availability under our revolving credit facility, will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if the economic conditions of the general economy or industries in which we operate worsen from present levels, our business operations and financial results could be adversely affected.
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
In August of 2023, our Board approved the Restructuring Plan designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities. The Restructuring Plan included the reduction of our workforce by approximately 17%. We may encounter challenges in the execution of these restructuring efforts and our reduction in force that could prevent us from recognizing the intended benefits of the Restructuring Plan or otherwise adversely affect our business, results of operations and financial condition. We expect that the execution of the Restructuring Plan will be substantially complete by the end of the fourth quarter of 2023.
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
In connection with the Restructuring Plan, we permanently closed certain idle office spaces in Plano, Texas, Los Angeles, California and Toronto, Canada. This resulted in an impairment loss of $3.6 million recorded in the third quarter of 2023. Refer to Note 11, Leases, and Note 16, Restructuring, in the Notes to our Consolidated Financial Statements for further details regarding the impairment of long-lived assets. While we believe the assumptions used in determining whether there was impairment and the amount of any resulting impairment were reasonable and commensurate with the views of a market participant, changes in key assumptions in the future, including increasing the discount rate, lowering forecasts for revenue and operating margin, or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in future impairments in this reporting unit or other reporting units.
In addition, our Restructuring Plan could lead us to fail to meet, or cause delays in meeting, our operational and growth targets. While positions have been eliminated, functions that they performed remain necessary to our operations, and we may be unsuccessful in effectively and efficiently distributing the duties and obligations of departed employees among our remaining employees. The Restructuring Plan could also prevent us from pursuing new opportunities and initiatives or require us to adjust our growth strategy. As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to reduce operating costs and improve operating margins. We may not be successful in implementing such initiatives, including as a result of factors beyond our control. If we are unable to realize the anticipated savings and efficiencies from our Restructuring Plan and/or accomplish our business and strategic initiatives, our business, results of operations and financial condition could be materially and adversely affected. Refer to Note 16, Restructuring, in the Notes to our Consolidated Financial Statements for further details regarding the Restructuring Plan.
Our business and growth depend substantially on customers renewing and expanding their subscriptions with us. Any decline in our customer renewals or failure to convince customers to expand their use of our subscription offerings could adversely affect our future operating results.
Our subscription offerings are sold on a term basis. In order for us to improve our operating results, it is important that our existing customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions with us and we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our new or current product offerings, our pricing, the effects of economic conditions, including due to a global economic slowdown, inflation, foreign currency exchange rate fluctuation, the Russia-Ukraine war, the evolving events in Israel and Gaza and any global economic uncertainty and financial market disruptions, competitive offerings, our customers' perception of their exposure, or alterations or reductions in their spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues and results of operations may be adversely impacted.
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
The market for SecOps solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. Our primary competitors in XDR and SIEM include CrowdStrike, Exabeam, LogRhythm, Microsoft, and Splunk (Cisco); in Cloud Security include Orca Security, Palo Alto Networks, and Wiz; in Vulnerability Risk Management include Qualys and Tenable; in Application Security include IBM and Micro Focus; in Threat Intelligence include Digital Shadows and Recorded Future and finally, while the competition in our professional services business is diverse, our competitors include Crowdstrike, Mandiant (Google), and SecureWorks.
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
We market and sell our products and professional services throughout the world and have personnel in many parts of the world. For the nine months ended September 30, 2023 and 2022, operations located outside of North America generated 22% and 21%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and professional services or in effectively selling our products and professional services in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
•increased exposure to climate change, natural disasters, acts of war (including the Russia-Ukraine war and the evolving situation in Israel and Gaza), terrorism, epidemics, or pandemics and other health crises, including the ongoing COVID-19 pandemic; and
•costs of compliance with multiple and possibly overlapping tax structures.
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
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the nine months ended September 30, 2023 and 2022 we incurred 17% in each period, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the nine months ended September 30, 2023 and 2022, 11% and 10%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may fluctuate in the future. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We enter into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $145.00 through October 31, 2023. Factors that may affect the market price of our common stock include:
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
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, settlement of other equity incentive awards and upon conversion of the 2025 Notes, 2027 Notes and 2029 Notes (the “Notes”). The indentures for the Notes do not restrict our ability to issue additional common stock or equity-linked securities in the future. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
Risks Related to our Indebtedness
We have a significant amount of debt that may decrease our business flexibility, access to capital, and/or increase our borrowing costs, and we may still incur additional debt in the future, which may adversely affect our operations and financial results. We may not have sufficient cash flow from our business to pay our substantial debt when due.
In May 2020, we issued $230.0 million aggregate principal amount of 2025 Notes, in March 2021, we issued $600.0 million aggregate principal amount of 2027 Notes and in September 2023, we issued $300.0 million aggregate principal amount of 2029 Notes. In September 2023, concurrently with the issuance of the 2029 Notes, we used $201.0 million of the proceeds from the issuance of the 2029 Notes to repurchase and retire $184.0 million aggregate principal amount of the 2025 Notes. In addition, we may also incur indebtedness under our revolving credit facility. Our indebtedness may:
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As of September 30, 2023, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. Whether the Notes will be convertible following the fiscal quarter ending September 30, 2023, will depend on the future satisfaction of a conversion condition. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the issuance of the 2023 Notes, the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying each of the 2023 Notes, the 2025 Notes, the 2027 Notes and the 2029 Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of such Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricings of the respective Notes, including with certain investors in the applicable Notes. The counterparties and/or or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the applicable observation period relating to any conversion of the 2025 Notes on or after November 1, 2024, relating to any conversion of the 2027 Notes on or after December 15, 2026 or relating to any conversion of the 2029 Notes on or after December 15, 2028, in each case that is not in connection with a redemption). We redeemed the 2023 Notes in November 2021. As described elsewhere in this Quarterly Report on Form 10-Q, the 2023 Capped Calls were not redeemed with the redemption of the 2023 Notes but were cash-settled via written notice provided to the counterparties on May 31, 2023; see the section entitled “Capped Calls” under Note 10 to our consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for information regarding our cash settlement of the 2023 Capped Calls. We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Notes and our common stock.
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

The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 10, Debt, as of September 30, 2023 the Notes were not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
In addition, our facilities and those of our third-party data centers and hosting providers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war (including the Russia-Ukraine war and the evolving situation in Israel and Gaza), terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a public health crisis, climate change, natural disaster, power failure, war (including the Russia-Ukraine war and the evolving situation in Israel and Gaza) or an act of terrorism, vandalism or other misconduct, a decision by a third party to close a facility on which we rely without adequate notice, or other unanticipated problems could result in lengthy interruptions in provision or delivery of our products, potentially leaving our customers vulnerable to cyber attacks. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.
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
Item 5.    Other Information.
Rule 10b5-1 Trading Plans and Non-Rule 10b5-1 Trading Arrangements
Certain of our executive officers and directors may execute purchases and sales of our securities through Rule 10b5-1 equity trading plans and “non-Rule 10b5-1 equity trading arrangements” (as defined in Item 408(c) of Regulation S-K).
During the three months ended September 30, 2023, one of our executive officers, as set forth below, adopted or terminated a contract, instruction or written plan for the purchase or sale of Rapid7 securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Position	Action	Adoption or Transaction Date	Type of Trading Arrangement	Number of Shares of Common Stock to be Sold	Expiration Date
Andrew Burton, Chief Operating Officer	Adoption	August 15, 2023	Rule 10b5-1*	51,125**	5/1/2024***
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 trading arrangement in amounts and prices determined in accordance with a formula set forth in the plan. The actual number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan.

*** The Rule 10b5-1 trading arrangement will terminate on the earlier of the date all the shares under the plan are sold and the expiration date indicated, subject to early termination for specified events set forth in the plan.

During the three months ended September 30, 2023, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On August 7, 2023, after reviewing current market practices and upon the recommendation of the Company’s compensation consultant, Compensia, and the Compensation Committee of the Board of Directors (the “Board”), the Board approved an adjustment to the severance payable in connection with a change in control to Messrs. Thomas, Burton and Adams and Ms. Luconi to align with current market practices. Each such individual has entered into a replacement severance and equity award vesting acceleration letter agreement or amendment to their employment agreement, as applicable, to modify their severance payment under their existing severance arrangement in the event that their employment ends within three months prior to, or 12 months following, a change in control of the Company as result of either (1) a resignation for “good reason”; or (2) a termination of his or her employment by us other than for “cause” or as a result of his or her death or disability (such termination, a “Qualifying CIC Termination”).
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

All other severance and change of control arrangements will remain consistent with their previously filed severance and equity award vesting acceleration letters or employment agreement, as applicable. The foregoing description of the severance arrangements does not purport to be complete and is subject to, and qualified in its entirety by the full text of the severance and equity award vesting acceleration letters or amendments to employment agreements, as applicable, filed herewith.

Item 6.    Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Rapid7, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 10, 2020, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Rapid7, Inc. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 10, 2020, and incorporated herein by reference).
10.1*	Third Amendment to Employment Agreement, dated as of August 7, 2023, by and between Rapid7, Inc. and Corey Thomas.
10.2*	Severance and Equity Award Vesting Acceleration Agreement, dated as of August 8, 2023, by and between Rapid7, Inc. and Andrew Burton.
10.3*	Severance and Equity Award Vesting Acceleration Agreement, dated as of August 30, 2023, by and between Rapid7, Inc. and Tim Adams.
10.4*	Severance and Equity Award Vesting Acceleration Agreement, dated as of August 8, 2023, by and between Rapid7, Inc. and Christina Luconi.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAPID7, INC.

Date: November 6, 2023	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)