Form 10-K
period 2023-12-31
Rapid7, Inc.
filed 2024-02-26
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on a closing price of $45.28 per share of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2023, was approximately $2,716,253,516. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. The number of shares of registrant’s common stock outstanding as of February 21, 2024 was 61,985,870.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
• uncertain impacts that prolonged economic uncertainty may have on our business, strategy, operating results, financial condition and cash flows, as well as changes in overall level of software spending and volatility in the global economy;
• the effects of increased competition as well as innovations by new and existing competitors in our market;
• our ability to effectively restructure our business in alignment with our strategic priorities;
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
• the outcomes of our initiatives that use artificial intelligence (“AI”);
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
•We may not be successful in our initiatives that utilize AI, which could adversely affect our business, reputation, or financial results.
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

PART I
Item 1. Business
Overview
Rapid7 is a global cybersecurity software and services provider on a mission to offer customers greater clarity and control of their attack surface through our comprehensive and consolidated security offerings. For more than twenty years, Rapid7 has partnered with customers across the globe representing a diverse range of industries and sizes to improve the efficacy and productivity of their security operations (“SecOps”). In today's rapidly evolving IT environment, customers are encountering escalating challenges due to the widening spectrum of attackers and techniques, including the proliferation of cyberattacks leveraging artificial intelligence (“AI”) and targeted automation. To fortify their security posture, organizations will require greater visibility, advanced capabilities leveraging increased expertise, and integrated data to effectively anticipate, identify, and respond to threats.
Through our security operations platform, anchored on our cloud security, security information and event management (“SIEM”), advanced detection and response, and vulnerability management offerings, we believe that Rapid7 is poised to expand the capabilities of today's SecOps teams. Rapid7 extends and expands the expertise of the Security Operations Center (“SOC") across information security, cloud operations, development, and IT teams, enabling them to better understand the attacker and leverage that information to take control of their fragmented attack surface. Enriched by years of managed services expertise, our integrated security operations platform enables SecOps teams to move away from a reactive approach, reduce their attack surface, and enhance response efficiency with a deep contextual understanding of their environment.
In the past few years, we have observed the industry undergoing a customer-driven shift to consolidated security platforms. As part of this transition, customers are moving away from cloud security as a specialized function towards cloud security as an integrated capability for SecOps teams. We view this as a demand driver for integrated SecOps, and believe that we have an opportunity to be a leader in delivering integrated risk and threat management across on-premise, cloud, and external attack surfaces. As we have shifted our strategic focus to SecOps consolidation, we are focused on continuing to drive innovation across our core products and capabilities to accelerate customer value and provide a frictionless and integrated cloud security experience.
As the threat landscape continues to grow in complexity, customers are demonstrating demand for integrated expertise to support them in effectively managing their security technologies. The convergence of these key trends – security consolidation, integrated cloud security, and expertise driven outcomes – are the foundation of what we view as the new extended SOC. Our focus is to be the leading provider of integrated security solutions for the extended SOC by providing risk and threat management within the context of overall security.
As of December 31, 2023, we had more than 11,500 customers that rely on Rapid7 technology, services, and research to improve security outcomes and securely advance their organizations. We have experienced strong revenue growth with revenue increasing from $326.9 million in 2019 to $777.7 million in 2023, representing a 24% compound annual growth rate.
In 2023, 2022 and 2021 recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 95%, 94% and 92%, respectively, of total revenue. We incurred net losses of $149.3 million, $124.7 million and $146.3 million in 2023, 2022 and 2021, respectively, as we continued to invest for long-term growth.
Our Platform
Our extended SOC platform provides a high level of scalability and combines integrated technology, managed services, threat intelligence, and threat-aware risk context, enabling us to anticipate, detect, and promptly respond to threats once identified. The platform was built using our extensive experience in collecting and analyzing data from diverse sources, including multi-cloud platforms, applications, endpoints and networks, to enable our customers to create and manage analytics-driven cybersecurity risk management programs. By utilizing our powerful proprietary analytics to assess and understand the context and relationships related to users, IT assets and cyber threats within a customer’s environment, our solutions make it easier for teams to identify and remediate vulnerabilities, monitor for misconfigurations and malicious behavior, investigate and shutdown attacks, and automate operations.

Endpoint to Cloud Data Collection and Sharing
In response to our customers’ expanding digital footprints, we have invested in our capacity to gather, standardize, enrich, and correlate diverse telemetry within our platform. Our cloud architecture utilizes a combination of native collection technologies and application programming interfaces, and third-party event sources, to scale in alignment with the digital transformation occurring within our customers’ organizations.
•Rapid7 Insight Agent: Our universal endpoint agent, the Insight Agent, is a lightweight, software-based agent which can be installed on assets across on-premises and cloud environments to centralize and monitor data on our platform. This single agent enables a number of impactful use cases across the platform, including next-gen antivirus (“NGAV”), vulnerability scanning, endpoint detections, investigation and forensic search capabilities, and threat containment.
•Rapid7 Insight Network Sensor: Our lightweight Insight Network Sensor passively analyzes raw end-to-end network traffic to increase visibility into user activity, pinpoint real threats, and accelerate investigations with granular detail of attacker movement.
•Rapid7 Cloud Event Data Harvesting: Given the scale, complexity, and rapid evolution of modern dynamic cloud environments, real-time detection of risks and threats is paramount. Our event-driven harvesting offers visibility into changes made to vital cloud resources.
•Third-Party Integrations and Ecosystem: We have integrations for hundreds of different technologies and solutions to deliver visibility across a customer’s attack surface customized to their unique ecosystem.
•Orchestration and Automation: The connective tissue of our platform is our ability to orchestrate workflows across both our solutions and the customers’ wider security ecosystem. This connectivity enables our customers to focus on security outcomes, rather than systems integrations, and accelerates both tasks associated with the normal course of business, as well as time-sensitive containment and remediation activities to minimize exposure and eliminate threats.
Our Offerings
Our consolidation offerings combine our compelling platform technology and lean into vendor consolidation as well as the prioritization of security budgets around critical spending areas.
•Rapid7 Managed Threat Complete (“MTC”) is our flagship offering and unifies the leading detection and response of Rapid7 Managed Detection and Response (“MDR”) and the robust exposure management of Rapid7 Managed Vulnerability Management (“MVM”) to manage customers’ most imminent risks, pinpoint and eliminate threats as early as possible, and build resiliency for their future. In addition to our MDR solution, customers purchasing MTC receive unlimited vulnerability management to minimize the potential of an attack and unlimited incident response which leverages our deep forensics capabilities. Customers are also able to add NGAV which delivers high-fidelity prevention against both known static threats and suspicious behavior before they execute, or Managed Digital Risk Protection (“MDRP”), which searches for potential threats from stolen or leaked data and phishing attempts.
•MDR delivers end-to-end threat detection and response, encompassing 24x7 monitoring to incident containment to breach response.
•MVM offloads day-to-day VM operations to experts and extends coverage across the attack surface.
•Rapid7 Threat Complete unifies Rapid7 InsightIDR (“InsightIDR”) and Rapid7 InsightVM (“InsightVM”) to provide complete risk and threat coverage in a single offering. Using a shared agent, customers receive clarity and higher-efficacy detection coverage around priority vulnerabilities, enabling them to eliminate risks and threats faster across their environments.
•InsightIDR is a next-generation SIEM and extended detection and response (“XDR”) solution that delivers highly efficient, accelerated detection and response.
•InsightVM is a vulnerability management solution that provides visibility across on-premise and remote endpoints, enabling security teams to evaluate the business risk of vulnerabilities and configurations and share with their IT counterparts for remediation.
•Rapid7 Cloud Risk Complete (“CRC”) combines the power of Rapid7 InsightCloudSec (“InsightCloudSec”), InsightVM, and for CRC advanced customers, Rapid7 InsightAppSec (“InsightAppSec”) to manage risk across hybrid environments. Our “Executive Risk View” dashboard provides extensive visibility, enabling users to clearly understand, communicate, and prioritize risk. With a single subscription, organizations can secure hybrid environments from development to production; detect and address risk across endpoints, cloud workloads, and traditional infrastructure; and perform dynamic application security testing to remediate application risk.
•InsightCloudSec is a cloud risk and compliance management solution that provides cloud native application protection platform capabilities and enables organizations to securely accelerate cloud adoption with continuous security and compliance throughout the entire software development lifecycle.
•InsightAppSec is a dynamic application security testing tool, delivered via the cloud, that combines powerful application crawling and attack capabilities, flexibility in scan and scheduling, and accuracy in results with a modern user interface, intuitive workflows, and sensible data organization.
In addition to our consolidation offerings, we individually offer each of our platform solutions, including InsightIDR, InsightCloudSec, InsightIVM, InsightsAppSec, InsightConnect and Rapid7 Threat Command. Our platform products are available globally and reduce the need for customers to manage a large, complex, data infrastructure.
To complement our products, we offer a range of standalone managed services, including MDR, MVM, MDRP and Rapid7 Managed Application Security, based on our software solutions, and professional services, including penetration testing services, incident response services, security advisory services, and deployment and training. Our managed services are delivered out of our SOC’s located in the U.S., Ireland, Australia and the Czech Republic. Each of these SOC’s consist of security analysts, threat engineers, incident responders and customer advisors that provide full-lifecycle support for our global managed services customers.
Our Growth Strategy
Our goal is to help customers command their attack surface by helping them anticipate, pinpoint, and act on exposure-led threats from endpoint to the cloud. The main drivers of our growth strategy are:
•Continued investments in product development: We intend to continue to invest in our product development to enhance our platform and deliver additional features to meet customer demand and grow our addressable markets.
•Expanding Strategic Partnerships: By expanding our strategic partnerships with system integrators we enable our customers to succeed with our technology and platform in their ecosystem and deliver more value from their security operations program. Recent technology alliances that drive this experience include ServiceNow, Microsoft, AWS, GCP and Palo Alto Networks.
•Grow our customer base: We believe we have a strong opportunity to address the security needs of resource constrained organizations of any size. We intend to continue to increase investments in our sales and marketing efforts and foster the growth of our channel relationships to enable acquisition of these customers.
•Upsell and cross-sell to our existing customer base: We see significant opportunities to deepen our relationship with our existing customers. With a strong focus on customer experience, satisfaction, and the value proposition of our platform, we intend to expand customers' usage of products they own (upsell) and help them adopt additional products (cross-sell). Our platform consolidation offerings are helping our customers maximize their budgets and giving them command of their attack surface, becoming our most dominant customer acquisition and expansion motions.
•Further strengthen our customer renewal rate: We intend to continue to drive customer satisfaction and renewals by offering professional services, support, and strong investments in customer success functions. Our customer success teams provide expertise to help our customers realize exceptional value and improve their security outcomes, leading to higher customer satisfaction.
•Managed Security Service Providers (“MSSPs”): Our platform products enable MSSPs to expand existing services to include detection and response (XDR/SIEM/MDR), vulnerability management, cloud security, threat intelligence, and application security. These relationships also allow us to leverage MSSP expertise to further expand our customer outreach.
•Channel partner ecosystem continued investment: We maintain a global channel partner network that complements our sales organization, particularly in Europe, the Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). We have established strong co-sell relationships with strategic channel partners, who provide additional leverage through customer acquisition, deal execution and providing value in securing renewals. We are focused on expanding our public cloud marketplace motion to support our customers’ move to those models. We will continue to invest in partner models that enable us to create long term customer value.
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
Research & Development
We also invest substantial resources in research and development to enhance our core technology platform and products, develop new end market-specific solutions and applications, and conduct product and quality assurance testing. We partner with leading universities near our key centers to propel research and innovation and build a talent pipeline. We employ product, engineering and research professionals with a diverse skill set that includes data collection and analytics, AI, SaaS delivery, cloud-native development, and deep security expertise, and research capabilities.
Our experienced research team regularly reviews trending insights from our Platform and broader open source community to prepare industry reports and resources. This includes regular threat reports, common vulnerabilities and exposures, and skunkworks research to spotlight specific security concerns. This focus and intentionality around understanding the attacker mindset is a big part of our Rapid7 culture and is infused into our product development and engineering ethos.
Our research and development teams are located in Boston, Massachusetts; Austin, Texas; Arlington, Virginia; Dublin and Galway, Ireland; Belfast, Northern Ireland; and Tel Aviv, Israel, providing us with exposure to worldwide engineering talent. We are also establishing a new development and service center in Prague, Czech Republic that we anticipate will continue to grow over the next year.
Rapid7 Labs: Open Source Community
Our industry-leading attack experts analyze vulnerabilities, misconfigurations, and threat data to offer proactive guidance for organizations’ security programs. Leveraging threat intelligence from our free and open-source projects, we continuously enhance our products and services to improve the customer experience.

•Metasploit: Our Metasploit framework has an active community of contributors and users, including security researchers who contribute modules to the Metasploit Framework that serve as a resource about real-world attacker techniques. The Metasploit community also provides us with visibility into new cyber attacks as they occur and a deeper understanding of attacker behaviors.
•Project Lorelei: Project Lorelei began in 2014 to understand what attackers, researchers, and organizations are doing in, across, and against cloud environments and gain deeper insights into the tactics, techniques, and procedures employed by both bots and human attackers.
•Project Sonar: We conduct internet-wide scans across many services and protocols to gain insight into global exposures and vulnerabilities and collect data for platform analytics and preparation of core research reports.
•Velociraptor Open Source Digital Forensic and Incident Response ("DFIR"): Velociraptor is an open-source endpoint monitoring, digital forensic and cyber response platform. It was developed by DFIR professionals as an efficient way to hunt for specific artifacts and monitor activities across fleets of endpoints.
Threat Intelligence and Detections Engineering
Rapid7’s threat content library leverages unique raw threat from our open source communities, as well as expertly vetted third party intelligence, and insights from across our platform, to provide customers with a curated repository of detections and emergent threat coverage. With a combination of proprietary AI-driven detections and indicators of compromise mapped to the MITRE framework, our detection content spans both known and unknown threats across the threat life cycle. When analyzed against the diverse telemetry data, this content enables us to pinpoint threats across endpoints, network, users, cloud, and customers’ wider ecosystem. This library is leveraged by our Rapid7 MDR services as well as within our InsightIDR technology, meaning alerts are vetted in the field by our security experts, offering a feedback loop and ensuring strong signal-to-noise alerting.
Professional Services
Our professional services offerings include, but are not limited to, Penetration Testing, Cybersecurity Maturity Assessments, Security & Incident Response Program Development Services, Internet of Things & Internet Embedded Device testing as well as Threat Modeling, TableTop Exercises and Incident Response services. In addition, we offer deployment and training services related to our platform, to further help customers operationalize and customize their platform experience. By accessing our security talent, we help organizations develop an approach and road map to further mature and strengthen their security programs.

Our Customers
Our customer base has grown from approximately 10,000 customers at the end of 2021 to more than 11,500 customers as of December 31, 2023, in 151 countries, including 40% of the organizations in the Fortune 100. We define a customer as any entity that has an active Rapid7 recurring revenue contract as of the specified measurement date, excluding only InsightOps and Logentries customers with a contract value less than $2,400 per year.
Our customers span a wide variety of industries including manufacturing, financial services, healthcare and life sciences, retail, technology, government, media and entertainment, energy, education, transportation, real estate, and other professional services, with customers in the manufacturing industry representing our largest industry in 2023 at 15% of our revenue. In 2023, 45% of our revenue was generated from enterprises, which we define as organizations that have either annual revenue greater than $1.0 billion or more than 2,500 employees, and the balance was generated from middle-market and small organizations.
Our revenue is not concentrated with any individual customer, with no customers representing more than 1% of our revenue in 2023, 2022 or 2021.
Our Competition
The markets we operate in are highly competitive, fragmented, and subject to technology change and innovation. We primarily compete with established and emerging security product vendors, including the following:
•large companies that incorporate security features into their products;
•XDR and SIEM vendors;
•cloud security vendors;
•vulnerability risk management vendors;
•application security vendors;
•threat intelligence vendors; and
•legacy security, systems management, MSSPs, and other IT vendors.
We compete on the basis of a number of factors, including:
•product functionality;
•breadth of offerings;
•depth and expertise of our security service providers;
•performance;
•brand name, reputation and customer satisfaction;
•ease of implementation, use and maintenance;
•total cost of ownership; and
•scalability, reliability and security.
Some of our competitors have greater sales, marketing and financial resources, more extensive geographic presence or greater brand awareness than we do. We may face future competition in our markets from other large, established companies, as well as from emerging companies. In addition, we expect that there is likely to be continued consolidation in our industry that could lead to increased price competition and other forms of competition. With the introduction of new technologies, the evolution of our offerings and new market entrants, we expect competition to intensify in the future. Conditions in our market could change rapidly and significantly as a result of technological advancements, including with respect to AI. Our competitors may more successfully incorporate AI into their products, gain or leverage superior access to certain AI technologies, and achieve higher market acceptance of their AI solutions. For further discussion of the risks related to AI, please see below under “Risks Related to Intellectual Property, Litigation and Government Regulation."
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
We have over two hundred issued patents and a number of registered and unregistered trademarks. The standard length of our patents is 20 years and while the grant dates of our patents vary, we believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We file patent applications to protect our intellectual property and have a number of patent applications pending. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.
We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms. We believe our continuing research and product development are not materially dependent on any single license or other agreement with a third party relating to the development of our products.
Human Capital
Rapid7 is dedicated to making the best in security operations achievable for all, and our employees are critical to achieving this mission. In order to continue to innovate, compete and succeed in our highly competitive and rapidly evolving market, it is crucial that we continue to attract and retain experienced employees. As part of these efforts, we strive to offer a competitive compensation and benefits program and foster a community where everyone feels included and empowered to do their best work.
As of December 31, 2023, we had 2,228 full-time employees, including 418 in product and service delivery and support, 840 in sales and marketing, 692 in research and development and 278 in general and administrative. As of December 31, 2023, we had 1,277 full-time employees in the U.S. and 951 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
Compensation, Benefits and Well-being
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders and fit within our company culture. In addition to their base salary, eligible employees are compensated for their contributions to the Company’s goals with short-term incentives and long-term equity awards tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer employees a wide array of benefits such as life and health (medical, dental and vision) insurance, travel benefits, paid time off and retirement benefits for all eligible full-time employees, We also provide emotional well-being services through our Employee Assistance Program.
All high performing employees globally are eligible to receive equity under our 2015 Equity Incentive Plan (the “2015 Plan”). Additionally, all employees in the United States, United Kingdom, Ireland, Canada, Australia, Germany and Israel may participate in our Employee Stock Purchase Plan (“ESPP”). As of December 31, 2023, over 90% of our employees were eligible to participate in the ESPP. Under the ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common shares at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.
We have evolved to a hybrid-first model, in which our employees who are assigned to an office can divide their time between the office and home. We are often iterating our approach to ensure we are balancing the needs of the business with the desires of our people, but remain committed to our view that offices remain a vital environment for fostering mentorship, career development and collaboration. Additionally, we believe gathering in person allows our people to foster stronger relationships and trust, and helps to contribute to our great work culture.
Talent Development
We believe in investing in the growth and development of all of our employees. “Never Done” is one of our core values, and our employees take advantage of a myriad of opportunities for continuous learning, both through internal training and development experiences, on-demand learning modules, and access to content-specific curriculum based on need and interest. We have designed and implemented learning experiences for our employees at every stage of their careers. including personalized leadership development experiences that build capabilities for both non-technical and technical leaders and managers at each stage of the leadership journey. These experiences align to our core values and promote the leadership skills and behaviors we believe are critical to the success of our mission, customers, and development of our people. As a supporter of internal career growth, we actively mentor and invest in the pipeline of our future leaders. Additionally, new employees engage in our 90-day onboarding experience which is intended to support the embodiment of our core values, and shorten their time to create impact.
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
Diversity, Equity and Inclusion
Fostering a culture that values the principles of diversity, equity, and inclusion is an essential and fundamental aspect of who we are. We strive to create an environment where every individual, regardless of their background, feels valued and empowered. Diversity, equity and inclusion are key drivers of creativity and innovation, and we know that when teams embrace these drivers, they are able to make better business decisions, which ultimately drive better business outcomes. Our commitment extends beyond just words, it is an ongoing investment that is visible in our partnerships, yearly programming, internal events, training and development and available resources.
Over the past year we have made significant progress on internal programming and support, which in turn allowed us for the first time to be featured on the Human Rights Campaign Equality Index. Our employee resource groups offered roundtables and educational sessions focused on embracing identity, navigating difficult conversations, building a personal brand and reputation, advocating for yourself, celebrating and supporting those who are neurodivergent and more. We welcomed the launch of our newest employee resource group established to create intentional space for those identifying as LatinX and/or Hispanic. We continue to offer our comprehensive e-learning program on diversity, equity, and inclusion, for all new hires. Our efforts also extended to our global talent acquisition teams, holding in-person and virtual training, focused on leveraging the key tenets of cultural competency to support our ongoing efforts to build multidimensional talent pipelines. In addition, all our employees now have access to education geared toward collaborating with supporting neurodivergent team members.
Community Involvement & The Rapid7 Cybersecurity Foundation
We give back to the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We partner with a variety of STEM and inclusion-focused programs to promote technology education for all. Beyond contributions of cash, we encourage employee volunteerism at all our locations. In 2021, we formed the Rapid7 Cybersecurity Foundation (the “Foundation”). The Foundation’s mission, which aligns closely to that of Rapid7, is to promote a more diverse and inclusive cyber workforce and advance security by supporting cybersecurity programs and solutions that are free and open. These include, among others, Hack.Diversity, the Cyber Peace Institute and its program Cyber Peace Builders and Cyversity. After seeding the Foundation with an initial contribution of $1.0 million in 2021, Rapid7 continued its support of the Foundation with an additional investment of $0.5 million in 2022.
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
•the level of demand for our products and service offerings;
•customer renewal rates and ability to attract new customers;
•the extent to which customers purchase additional products or service offerings;
•the mix of our products, as well as service offerings, sold during a period;
•the ability to successfully grow our sales of our cloud-based solutions, including through the shift to a consolidated platform sales approach;
•the level of perceived threats to organizations’ cybersecurity;
•network outages, security breaches, technical difficulties or interruptions with our products;
•changes in the growth rate of the markets in which we compete;
•sales of our products and service offerings due to seasonality and customer demand;
•the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors and initiatives that use artificial intelligence (“AI”);
•the introduction or adoption of new technologies that compete with our offerings;
•decisions by potential customers to purchase cybersecurity products or service offerings from other vendors;
•the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;
•price competition;
•our ability to successfully manage and integrate any acquired businesses, including without limitation, the amount and timing of expenses and potential future charges for impairment of goodwill from acquired companies;
•business disruptions in regions affecting our operations, stemming from actual, imminent or perceived outbreak or reemergence of contagious disease;
•our ability to increase, retain and incentivize the channel partners that market and sell our products and service offerings;
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

•the impact of climate change, natural disasters or manmade problems, including terrorism or war (such as the Russia- Ukraine war and the Israel-Hamas conflict); and
•future accounting pronouncements or changes in our accounting policies or practices.
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
From the year ended December 31, 2019 to the year ended December 31, 2023, our revenue grew from $326.9 million to $777.7 million and our headcount grew from 1,544 to 2,228 employees. Our future growth is dependent upon our ability to continue to meet the expanding needs of our customers and to attract new customers. Although we have experienced rapid growth historically, we cannot provide any assurance that our business will continue to grow at the same rate or at all.
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
We have posted a net loss in each year since inception, including net losses of $149.3 million, $124.7 million and $146.3 million in the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1.0 billion. While we have experienced significant revenue growth in recent periods, we may not obtain a high enough volume of sales of our products and service offerings to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
Prolonged economic uncertainties or downturns could adversely affect our business operations or financial results. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, inflation, foreign currency exchange rate fluctuations, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster, outbreaks of epidemics or pandemics such as COVID-19, political unrest and social strife, including acts of terrorism, armed conflicts, such as the one between Russia and Ukraine and the Israel-Hamas conflict, have caused and could continue to cause a decrease in corporate spending on security offerings or information technology in general and negatively affect the rate of growth of our business.
Our customer base spans a variety of industries, including the business services, energy, financial services, healthcare and pharmaceuticals, technology, manufacturing, media and entertainment, online services, retail, telecommunications and travel and transportation industries. A substantial downturn in any of these industries may cause companies to reduce their capital expenditures in general or by specifically reducing their spending on information technology or security offerings. As a result, our current or prospective customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. For example, due to economic volatility as a result of inflationary pressures and other global events, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.
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
In August of 2023, our Board approved the Restructuring Plan designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities. The Restructuring Plan included the reduction of our workforce by approximately 16%. We may encounter challenges as a result of these restructuring efforts and our reduction in force that could prevent us from recognizing the intended benefits of the Restructuring Plan or otherwise adversely affect our business, results of operations and financial condition. As of February 26, 2024, the execution of the Restructuring Plan has been substantially completed.
As a result of the Restructuring Plan, we have incurred and may continue to incur additional costs in the short-term, including cash expenditures for employee transition, notice period and severance payments, employee benefits, and related facilitation costs as well as non-cash expenditures related to acceleration of vesting of share-based awards. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. Our Restructuring Plan may result in other unintended consequences, including employee attrition beyond our intended reduction in force, which may also be further exacerbated by the actual or perceived declining value of our equity awards; damage to our corporate culture and decreased employee morale among our remaining employees; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these adverse consequences, our Restructuring Plan may not achieve or sustain its intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
In connection with the Restructuring Plan, we permanently closed certain idle office spaces in Plano, Texas, Los Angeles, California and Toronto, Canada, which resulted in an impairment loss of $3.6 million recorded in 2023. Refer to Note 12, Leases, and Note 19, Restructuring, in the Notes to our Consolidated Financial Statements for further details regarding the impairment of long-lived assets. While we believe the assumptions used in determining whether there was impairment and the amount of any resulting impairment were reasonable and commensurate with the views of a market participant, changes in key assumptions in the future, including increasing the discount rate, lowering forecasts for revenue and operating margin, or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in future impairments in this reporting unit or other reporting units.
In addition, our Restructuring Plan could lead us to fail to meet, or cause delays in meeting, our operational and growth targets. While positions have been eliminated, functions that they performed remain necessary to our operations, and we may be unsuccessful in effectively and efficiently distributing the duties and obligations of departed employees among our remaining employees. The Restructuring Plan could also prevent us from pursuing new opportunities and initiatives or require us to adjust our growth strategy. As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to reduce operating costs and improve operating margins. We may not be successful in implementing such initiatives, including as a result of factors beyond our control. If we are unable to realize the anticipated savings and efficiencies from our Restructuring Plan and/or accomplish our business and strategic initiatives, our business, results of operations and financial condition could be materially and adversely affected. Refer to Note 19, Restructuring, in the Notes to our Consolidated Financial Statements for further details regarding the Restructuring Plan.
Our business and growth depend substantially on customers renewing and expanding their subscriptions with us. Any decline in our customer renewals or failure to convince customers to expand their use of our subscription offerings could adversely affect our future operating results.
Our subscription offerings are sold on a term basis. In order for us to improve our operating results, it is important that our existing customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions with us and we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our new or current product offerings, our pricing, the effects of economic conditions, including due to a global economic slowdown, inflation, foreign currency exchange rate fluctuation, the Russia-Ukraine war, the Israel-Hamas conflict and any global economic uncertainty and financial market disruptions, competitive offerings, our customers' perception of their exposure, or alterations or reductions in their spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues and results of operations may be adversely impacted.

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
Our business substantially depends on, and we expect our business to continue to substantially depend on, sales of our platform solutions. As such, market acceptance of our platform solutions is critical to our continued success. Demand for platform solutions are affected by a number of factors beyond our control, including continued market acceptance of cloud-based offerings, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market and the economy in general. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our platform solutions, including through evolution of our sales model to a consolidated platform sales approach, our business operations, financial results and growth prospects will be materially and adversely affected.
We spend substantial amounts of time and money to research and develop or acquire new offerings and enhanced versions of our existing offerings to incorporate additional features, improve functionality or other enhancements in order to meet our customers’ rapidly evolving demands. In addition, we continue to invest in solutions that can be deployed on top of our platform to target specific use cases and to cultivate our community. When we develop a new or enhanced version of an existing offering, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop or acquire new or enhanced offerings, their introduction must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. For example, if our recent product expansions and offerings, such as our consolidation offerings, do not garner widespread market adoption and implementation, or our consolidated platform sales approach is not successful, our financial results and competitive position could suffer.
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
The market for SecOps solutions is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. The markets we operate in are highly competitive, fragmented, and subject to technology change and innovation. We primarily compete with established and emerging security product vendors, including the large companies that incorporate security products into their products; XDR and SIEM vendors; cloud security vendors; vulnerability risk management vendors; application security vendors; threat intelligence vendors; and legacy security, systems management, MSSP, and other IT vendors.
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
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies, the evolution of our offerings and new market entrants, we expect competition to intensify in the future. Conditions in our market could change rapidly and significantly as a result of technological advancements, including with respect to AI. Our competitors may more successfully incorporate AI into their products, gain or leverage superior access to certain AI technologies, and achieve higher market acceptance of their AI solutions. For further discussion of the risks related to AI, please see below under “Risks Related to Intellectual Property, Litigation and Government Regulation”.
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
We continue to be substantially dependent on our sales force to obtain new customers and increase sales with existing customers. Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain our personnel, especially those in sales, marketing and research and development. In addition, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. We face intense competition for these employees from numerous technology, software and other companies, especially in certain geographic areas in which we operate, and we cannot ensure that we will be able to attract, motivate and/or retain sufficient qualified employees in the future particularly in tight labor markets. In addition, the change by us and other companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. Our workforce has evolved to a hybrid-first model following the COVID-19 pandemic, which requires regular in-office attendance but utilizes a hybrid approach. While we intend to continue iterating our approach to ensure we are balancing the needs of the business with the desires of our people, we may face difficulty in hiring and retaining our workforce as a result of this shift to have greater in-office attendance. If we are unable to attract new employees and retain our current employees, we may not be able to adequately develop and maintain new products or service offerings or market our existing products or service offerings at the same levels as our competitors and we may, therefore, lose customers and market share. Our failure to attract and retain personnel, especially those in sales and marketing and research and development positions for which we have historically had a high turnover rate, could have an adverse effect on our ability to execute our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease. Even if we are able to identify and recruit a sufficient number of new hires, these new hires will require significant training before they achieve full productivity and they may not become productive as quickly as we would like or at all.
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
Our hybrid working model and use of service providers with remote working arrangements also subjects us to heightened operational risks. For example, technologies in our employees’ and service providers’ homes when they are working remotely may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ and service providers’ homes may be less secure than those used in our offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely.
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
We market and sell our products and service offerings throughout the world and have personnel in many parts of the world. For the years ended December 31, 2023, 2022 and 2021, operations located outside of North America generated 22%, 21% and 19%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and service offerings or in effectively selling our products and service offerings in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
•increased exposure to climate change, natural disasters, acts of war (including the Russia-Ukraine war and the Israel-Hamas conflict), terrorism, epidemics, or pandemics and other health crises, including the ongoing COVID-19 pandemic; and
•costs of compliance with multiple and possibly overlapping tax structures.
Our business, including the sales of our products and service offerings by us and our channel partners, may be subject to foreign governmental regulations, which vary substantially from country to country and change from time to time. Our failure, or the failure by our channel partners, to comply with these regulations could adversely affect our business. Further, in many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. Although we have implemented policies and procedures designed to comply with these laws and policies, there can be no assurance that our employees, contractors, channel partners and agents have complied, or will comply, with these laws and policies. Violations of laws or key control policies by our employees, contractors, channel partners or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties or the prohibition of the importation or exportation of our products and could have a material adverse effect on our business and results of operations.
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
Once our products are deployed within our customers’ networks, our customers depend on our technical and other customer support services to resolve any issues relating to the implementation and maintenance of our products. If we do not effectively assist our customers in deploying our products, help our customers quickly resolve post-deployment issues or provide effective ongoing support, our ability to renew or sell additional products or service offerings to existing customers would be adversely affected and our reputation with potential customers could be damaged. Further, to the extent that we are unsuccessful in hiring, training and retaining adequate technical and customer support and success personnel, our ability to provide adequate and timely support to our customers will be negatively impacted, and our customers’ satisfaction with our offerings will be adversely affected.
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
Achieving the anticipated benefits of past or future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings. For example, on March 14, 2023, we acquired Minerva Labs Ltd., a leading provider of anti-evasion and ransomware prevention technology. The integration of any acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures and business operations and internal systems. We may need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition. If we are unable to effectively execute or integrate acquisitions, the anticipated benefits of such acquisition, including sales or growth opportunities or targeted synergies may not be realized, and our business, financial condition and operating results could be adversely affected.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We anticipate that we will continue to rely on these partners in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. For the years ended December 31, 2023, 2022 and 2021, we derived approximately 62%, 57% and 52%, respectively, of our revenue from sales of products and service offerings through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Our agreements with our channel partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our products and service offerings, our ability to grow our business and sell our products and service offerings, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and service offerings or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and service offerings or increased revenue.
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
We generate a portion of our revenue from our vulnerability management offerings that help organizations achieve and maintain compliance with regulations and industry standards both domestically and internationally. For example, many of our customers subscribe to our vulnerability management offerings to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council (the “PCI Council”), which apply to companies that process, transmit or store cardholder data. In addition, our vulnerability management offerings are used by customers in the health care industry to help them comply with numerous federal and state laws and regulations related to patient privacy. In particular, HIPAA, and the 2009 Health Information Technology for Economic and Clinical Health Act include privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information and implementing data security standards. The foregoing and other state, federal and international legal and regulatory regimes may affect our customers’ requirements for, and demand for, our products and service offerings. Governments and industry organizations, such as the PCI Council, may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our products. If we are unable to adapt our products to changing legal and regulatory standards or other requirements in a timely manner, or if our products fail to assist with, or expedite, our customers’ cybersecurity defense and compliance efforts, our customers may lose confidence in our products and could switch to products offered by our competitors or threaten or bring legal actions against us. In addition, if laws, regulations or standards related to data security, vulnerability management and other IT security and compliance requirements are relaxed or the penalties for non-compliance are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our products. In any of these cases, our revenue and operating results could be harmed.
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
Selling to government entities can be highly competitive, expensive and time consuming, and often requires significant upfront time and expense without any assurance that we will win a sale. Government demand and payment for our products and service offerings may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. Government entities also have heightened sensitivity surrounding the purchase of cybersecurity solutions due to the critical importance of their IT infrastructures, the nature of the information contained within those infrastructures and the fact that they are highly-visible targets for cyber attacks. For example, the conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia. Accordingly, increasing sales of our products and service offerings to government entities may be more challenging than selling to commercial organizations. Further, in the course of providing our products and service offerings to government entities, our employees and those of our channel partners may be exposed to sensitive government information. Any failure by us or our channel partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance. Additionally, in the United States, federal government agencies may promulgate regulations, and the President may issue executive orders, requiring federal contractors to adhere to different or additional requirements after a contract is signed. If we do not meet applicable requirements of law or contract, we could be subject to significant liability from our customers or regulators.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the years ended December 31, 2023, 2022 and 2021 we incurred 17%, 16% and 15%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the years ended December 31, 2023, 2022 and 2021, 11%, 10% and 10%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may fluctuate in the future, including as a result of geopolitical factors such as the Israel-Hamas conflict, which has impacted the exchange rate between the U.S. dollar and the Israeli New Shekel. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We enter into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
We may not be successful in our initiatives that utilize AI, which could adversely affect our business, reputation, or financial results.
There are significant risks involved in utilizing AI and no assurance can be provided that the usage of such AI will enhance our business or assist our business in being more efficient or profitable. Known risks of AI currently include accuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity, and data provenance. In addition, AI may have errors or inadequacies that are not easily detectable. For example, certain AI may utilize historical data in its analytics. To the extent that such historical data is not indicative of the current or future conditions, or the AI fails to filter biases in the underlying data or collection methods, the usage of AI may lead us to make determinations on behalf of our business, recommendations to our clients, or developments to our products and services, in each case, that have an adverse effect on our business and financial results. AI may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact our business. If the AI we utilize is incorrectly designed or utilizes training data that is overbroad, incomplete, inadequate or biased in some way, our use of AI may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or interfere with the performance of our products and services, business and reputation.
AI is complex and subject to a rapidly evolving regulatory landscape. The use of AI may increase intellectual property, data privacy and cybersecurity, operational and technological risks, and our AI-related efforts may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results or subject us to legal liability. In particular, the technologies underlying AI and their use cases are subject to a variety of laws, including intellectual property, data privacy and cybersecurity, consumer protection and equal opportunity laws. If we do not have sufficient rights to use the data on which AI relies, we may incur liability through the violation of such laws, third-party privacy or other rights or contracts to which we are a party. Changes in laws, rules, directives and regulations governing the use of AI may adversely affect the ability of our business to develop and use AI. Any of these factors could adversely affect our business, reputation, or financial results or subject us to legal liability.
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
As of December 31, 2023, we had federal and state net operating loss carryforwards (“NOLs”), of $346.5 million and $293.5 million, respectively, available to offset future taxable income, a portion of which expires in various years beginning in 2024 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code (the “IRC”), substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. IRC Section 382 imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percentage point ownership change over a three-year testing period. Based upon our historical analysis, we determined that although a limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we achieve profitability. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.
We may have exposure to greater than anticipated tax liabilities.

We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are and will continue to be subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain and the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes, and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period for which a determination is made.
Risks Related to Data Privacy and Cybersecurity
Real or perceived failures, errors or defects in our solutions could adversely affect our brand and reputation, which could have an adverse effect on our business and results of operations.
If our products or service offerings fail to detect vulnerabilities in our customers’ cybersecurity infrastructure, or if our products or service offerings fail to identify and respond to new and increasingly complex methods of cyber attacks, our business and reputation may suffer. There is no guarantee that our products or service offerings will detect all vulnerabilities and threats, especially in light of the rapidly changing security landscape to which we must respond, including the constantly evolving techniques used by attackers to access or sabotage data. For example, the conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia. If we fail to update our solutions in a timely or effective manner to respond to these threats, our customers could experience security breaches. Many federal, state and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our solutions. An actual or perceived security breach or theft of sensitive data of one of our customers, regardless of whether the breach is attributable to the failure of our products or service offerings, could adversely affect the market’s perception of our offerings and subject us to legal claims.
Additionally, our products may falsely detect vulnerabilities or threats that do not actually exist. For example, our Metasploit offering relies on information provided by an active community of security researchers who contribute new exploits, attacks and vulnerabilities. We expect that the continued contributions from these third parties will both enhance the robustness of Metasploit and also support our sales and marketing efforts. However, to the extent that the information from these third parties is inaccurate or malicious, the potential for false indications of security vulnerabilities and susceptibility to attack increases. These false positives, while typical in the industry, may impair the perceived reliability of our offerings and may therefore adversely impact market acceptance of our products and service offerings and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem. Further, to the extent that our community of third parties is reduced in size or participants become less active, we may lose valuable insight into the dynamic threat landscape and our ability to quickly respond to new exploits, attacks and vulnerabilities may be reduced.
Our products may also contain undetected errors or defects. Errors or defects may be more likely when a product is first introduced or as new versions are released, or when we introduce an acquired company's products. We have experienced these errors or defects in the past in connection with new products, acquired products and product upgrades and we expect that these errors or defects will be found from time to time in the future in new, acquired or enhanced products after commercial release. Defects may cause our products to be vulnerable to attacks, cause them to fail to detect vulnerabilities or threats, or temporarily interrupt customers’ networking traffic. Any errors, defects, disruptions in service or other performance problems with our products may damage our customers’ businesses and could hurt our reputation. If our products or service offerings fail to detect vulnerabilities or threats for any reason, we may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results. Limitation of liability provisions in our standard terms and conditions and our other agreements may not adequately or effectively protect us from any claims related to errors or defects in our solutions, including as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries.
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
Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), supply-chain attacks, denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. While extortion payments may alleviate the negative impact of a ransomware attack, we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. Such attacks may also include exploitation of vulnerabilities in third party or open source software code that may be incorporated into our own or our customers’ or supplier’s systems. Further, if our systems or those of our third-party service providers are breached as a result of third-party action, employee error or misconduct, attackers could learn critical information about how our products operate to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber attacks. While we maintain measures designed to protect the integrity, confidentiality and security of our data, our security measures could fail and those of our third-party service providers have failed and could fail, any of which could result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data or financial loss.
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
In the United States, federal, state and local governments have enacted numerous data privacy and cybersecurity laws (including data breach notification laws, personal data privacy laws and consumer protection laws). For example, at the federal level, we are subject to the rules and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. At the state level, the California Consumer Privacy Act of 2018 (as updated by the California Privacy Rights Act, collectively, “CCPA”) imposes obligations on businesses, service providers, third parties and contractors to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal information. The CCPA allows for statutory fines for non-compliance (up to $7,500 per violation). Other states have enacted, or propose to enact, their own comprehensive data privacy laws and, in addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach. If we become subject to new data privacy or security laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase (including individuals, via a private right of action, and state actors).
Internationally, virtually every jurisdiction in which we operate has established its own data security and cyberprivacy legal frameworks with which we, and/or our customers, must comply, including the European Union's General Data Protection Regulation, 2016/679 (“GDPR”), laws implemented by European Union (“EU”) member states and, following the withdrawal of the United Kingdom (“UK”) from the EU, the UK General Data Protection Regulation (i.e. a version of the GDPR as implemented into UK law) (“UK GDPR,” and collectively, the “European Data Protection Laws”). The UK’s decision to leave the EU and ongoing developments in the UK have created uncertainty with regard to data protection regulation in the UK. Going forward, there may be an increasing scope for divergence in the application, interpretation and enforcement of data protection laws as between the UK and EU. The European Data Protection Laws present significantly greater risks, compliance burdens and costs for companies with users and operations in the European Economic Area (“EEA”) and UK. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance and similar levels of fines could also be imposed under the UK GDPR.
The European Data Protection Laws are broad in their application and apply when we do business with EU- and UK-based customers and when our U.S.-based customers collect, use and otherwise process personal data that originates from individuals residing in the EEA and UK. They also apply to transfers of personal data between us and our EU- and UK-based subsidiaries, including employee information. Further, many U.S. federal and state and other foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations. Non-compliance with these laws could result in penalties or significant legal liability. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.
In addition, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, the European Data Protection Laws impose strict rules on the transfer of personal data from the EEA, the UK and Switzerland (collectively, “Europe”), to so-called third countries, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Although there are legal mechanisms to allow for the transfer of personal data from Europe to the United States, uncertainty remains about compliance and such mechanisms may not be available or applicable with respect to our personal data processing activities. For example, the “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism by which parties can transfer personal data out of Europe to jurisdictions that are not found to provide an adequate level of protection, must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. Specifically, the parties to the cross-border personal data transfer must evaluate the importing jurisdiction’s laws and implement supplemental security measures as necessary to protect the at-issue personal data. Additionally, in July 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from Europe under the EU-U.S. Data Privacy Framework (followed on October 2023 with the adoption of an adequacy decision in the UK for the UK-U.S. Data Bridge). However, such adequacy decisions do not foreclose, and are likely to face, future legal challenges, and it is likely that there will continue to be some uncertainty regarding the mechanisms by which parties transfer personal data out of Europe to jurisdictions such as the United States. If we cannot implement and maintain a valid mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing (including prohibitions on transferring personal data out of the EU and UK). This may also reduce demand for our services from companies subject to European Data Protection Laws. Loss of our ability to import personal data from Europe may also require us to increase our data processing capabilities in Europe at significant expense.
Moreover, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, rules regulations and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. If our public statements about our use, collection, disclosure and other processing of personal information, whether made through our privacy policies, information provided on our website, press statements or otherwise, are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action, including by the Federal Trade Commission or applicable state attorneys general.
Our compliance efforts are further complicated by the fact that data privacy and security laws, rules, regulations and standards around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and security laws, rules, regulations, standards, certifications or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Further, there are active legislative discussions regarding the implementation of laws or regulations that could restrict the manner in which security research is conducted and that could restrict or possibly bar the conduct of penetration testing and the use of exploits, which are an essential component of our Metasploit product and our business strategy more generally. Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $145.00 through February 16, 2024. Factors that may affect the market price of our common stock include:
•actual or anticipated fluctuations in our financial condition and operating results;
•variance in our financial performance from expectations of securities analysts;
•changes in our projected operating and financial results;
•changes in the prices of our products and service offerings;
•changes in laws or regulations applicable to our products or service offerings;
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As of December 31, 2023, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. Whether the Notes will be convertible following the year ended December 31, 2023, will depend on the future satisfaction of a conversion condition. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the issuance of the 2023 Notes, the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying each of the 2023 Notes, the 2025 Notes, the 2027 Notes and the 2029 Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of such Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricings of the respective Notes, including with certain investors in the applicable Notes. The counterparties and/or or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the applicable observation period relating to any conversion of the 2025 Notes on or after November 1, 2024, relating to any conversion of the 2027 Notes on or after December 15, 2026 or relating to any conversion of the 2029 Notes on or after December 15, 2028, in each case that is not in connection with a redemption). We redeemed the 2023 Notes in November 2021. As described elsewhere in this Annual Report on Form 10-K, the 2023 Capped Calls were not redeemed with the redemption of the 2023 Notes but were cash-settled via written notice provided to the counterparties on May 31, 2023; see the section entitled “Capped Calls” under Note 11 to our consolidated financial statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report for information regarding our cash settlement of the 2023 Capped Calls. We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Notes and our common stock.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 11, Debt, as of December 31, 2023 the Notes were not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
General Risks
Failure to comply with governmental laws and regulations could harm our business.
Our business is subject to regulation by various federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations may also impact our innovation and business drivers in developing new and emerging technologies, including those related to AI and machine learning. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.
Our business is subject to the risks of climate change, pandemics, earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by manmade problems such as terrorism.
A significant public health crisis, epidemic or pandemic, or climate change, or a natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. In addition, public health crises, climate change, or natural disasters could affect our channel partners’ ability to perform services for us on a timely basis. In the event we or our channel partners are hindered by any of the events discussed above, our ability to provide our products or service offerings to customers could be delayed.
In addition, our facilities and those of our third-party data centers and hosting providers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war (including the Russia-Ukraine war and the Israel-Hamas conflict), terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a public health crisis, climate change, natural disaster, power failure, war (including the Russia-Ukraine war and the Israel-Hamas conflict) or an act of terrorism, vandalism or other misconduct, a decision by a third party to close a facility on which we rely without adequate notice, or other unanticipated problems could result in lengthy interruptions in provision or delivery of our products, potentially leaving our customers vulnerable to cyber attacks. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.
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
Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and investments. We regularly maintain domestic cash deposits at FDIC insured banks which exceed the FDIC insured limits, and, as a result, there is a concentration of risk related to amounts on deposit in excess of FDIC insurance coverage. In addition, we maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or other similar agencies. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC. Any delay in our ability to access our cash, cash equivalents and investments (or the loss of some or all of such funds) could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned which could only be available at a higher cost or not at all.
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
•establish that subsequent to the 2023 annual meeting, each director will hold office for a term of one year;
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
At Rapid7, cybersecurity risk management is integrated into our overall enterprise risk management program and is one of the pillars of our broader cybersecurity program. Our cybersecurity risk management program is designed based on prevailing security standards and controls, such as NIST-800 and ISO 27001, and to continuously evaluate cybersecurity risks in alignment with our business objectives and operational needs. Our information security team manages a framework for handling both information security risk management and operational cybersecurity threats and incidents, including those associated with the use of products and services provided by third-party service providers, suppliers, and vendors. This framework includes steps for assessing the severity of a cybersecurity threat or incident, identifying the source of such cybersecurity threat or incident (including whether such cybersecurity threat or incident is associated with a third-party service provider, supplier, or vendor), implementing cybersecurity countermeasures and mitigations and an escalation path for informing management, the audit committee of the board of directors (the "Audit Committee"), and our full board of directors (the "Board") of cybersecurity threats, incidents and risks.
Recognizing the complexity and evolving nature of cybersecurity threats, incidents and risks, we engage with a range of third-party experts, including cybersecurity penetration testers, consultants, and auditors in evaluating and supporting our risk management systems. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements.
Our cybersecurity program, which is managed by our information security team, includes:
•efforts to comply with prevailing cybersecurity standards;
•regular risk assessments and annual penetration tests designed to help identify potential cybersecurity risks to our critical systems, networks, products, services, and our broader enterprise information technology environment;
•a cybersecurity incident response plan and procedures for responding to cybersecurity threats and incidents;
•a security operations team responsible for detection of, and response to, cybersecurity threats and incidents;
•a third-party risk management process for third-party service providers, suppliers, and vendors; and
•annual cybersecurity awareness training of our employees, including senior management.
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risk management. Our Audit Committee consists of Board members with a diversity of expertise in risk management, technology, finance, and cybersecurity, including oversight of security teams. The Audit Committee is responsible for overseeing that management has processes in place designed to identify, assess and manage cybersecurity risks, including mitigation and remediation of cybersecurity threats and incidents. The Audit Committee also reports on the cybersecurity program to our Board.
Management is responsible for identifying, assessing and managing material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation and remediation measures, and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Security Officer (“CSO”), who receives reports from our information security team and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. Our CSO and dedicated personnel are certified and experienced information systems security professionals and information security managers with decades of experience and industry certifications. Management, including the CSO and our information security team, regularly update the Audit Committee on the Company’s cybersecurity program, including cybersecurity vulnerabilities, risk, threats and incidents, and developments in the cybersecurity risk landscape.
Despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. While we have implemented a risk management process designed to mitigate cybersecurity risks that arise from utilizing third-party service providers, suppliers, and vendors, our control over and ability to monitor the security posture of third parties with whom we do business remains limited and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
Item 2. Properties.
Our corporate headquarters occupy approximately 147,000 square feet in Boston, Massachusetts under operating leases that expire in November 2029. This excludes approximately 67,000 square feet of certain idle office space that was impaired in 2023. Refer to Note 12, Leases, for further information on the impairment of long-lived assets. We have additional U.S. offices including Arlington, Virginia, Austin, Texas, and Tampa, Florida. We also lease various international offices including in Belfast, Northern Ireland; Czech Republic; Dublin and Galway, Ireland; Germany; Melbourne, Australia; Reading, United Kingdom; Tel Aviv, Israel; and Singapore.
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
As of December 31, 2023, there were 33 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company (“DTC”), which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.
The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for an investment of $100 in our common stock, the Nasdaq Global Market and the Nasdaq Computer Index. Data for the Nasdaq Global Market and the Nasdaq Computer Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Rapid7, Inc.	$100.00	$179.78	$289.35	$377.70	$109.05	$183.25
Nasdaq Global Market Composite	100.00	133.93	197.79	146.70	69.59	68.16
Nasdaq Computer	100.00	148.27	233.26	296.23	192.48	315.60
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
Overview
Rapid7 is a global cybersecurity software and services provider on a mission to offer customers greater clarity and control of their attack surface through our comprehensive and consolidated security offerings. For more than twenty years, Rapid7 has partnered with customers across the globe representing a diverse range of industries and sizes to improve the efficacy and productivity of their security operations (“SecOps”). In today's rapidly evolving IT environment, customers are encountering escalating challenges due to the proliferation of cyberattacks leveraging artificial intelligence (“AI”), targeted automation, and a widening spectrum of attackers and techniques. To fortify their security posture, organizations will require greater visibility, advanced capabilities leveraging increased expertise, and integrated data to effectively anticipate, identify, and respond to exposure-led threats.
Through our security operations platform, anchored on our cloud security, security information and event management (“SIEM”), advanced detection and response, and vulnerability management offerings, we believe that Rapid7 is poised to expand the capabilities of today's SecOps teams. Rapid7 extends and expands the expertise of the Security Operations Center (“SOC") across information security, cloud operations, development, and IT teams, enabling them to better understand the attacker and leverage that information to take control of their fragmented attack surface. Enriched by years of managed services expertise, our integrated security operations platform enables SecOps teams to move away from a reactive approach, reduce their attack surface, and enhance response efficiency with a deep contextual understanding of their environment.
In the past few years, we have observed the industry undergoing a customer-driven shift to consolidated security platforms. As part of this transition, customers are moving away from cloud security as a specialized function towards cloud security as an integrated capability for SecOps teams. We view this as a demand driver for integrated SecOps, and believe that we have an opportunity to be a leader in delivering integrated risk and threat management across on-premise, cloud, and external attack surfaces. As we have shifted our strategic focus to SecOps consolidation, we are focused on continuing to drive innovation across our core products and capabilities to accelerate customer value and provide a frictionless and integrated cloud security experience.
As the threat landscape continues to grow in complexity, customers are demonstrating demand for integrated expertise to support them in effectively managing their security technologies. The convergence of these key trends – security consolidation, integrated cloud security, and expertise driven outcomes – are the foundation of what we view as the new extended SOC. Our focus is to be the leading provider of integrated security solutions for the extended SOC by providing risk and threat management within the context of overall security.
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of December 31, 2023, we had over 11,500 customers in 151 countries, including 40% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the years ended December 31, 2023, 2022 or 2021.
Recent Developments
Restructuring Plan
In August 2023, we announced a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities (the “Restructuring Plan”). The Restructuring Plan included a reduction of our workforce and office space reductions within certain markets. The execution of the Restructuring Plan was substantially complete by December 31, 2023. For further information, refer to Note 19, Restructuring, in the Notes to our Consolidated Financial Statements.
Our Business Model
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:

•Cloud-based subscriptions, which provide our software capabilities to our customers through cloud access and on a subscription basis. Our InsightIDR, InsightCloudSec, InsightVM, InsightAppSec, InsightConnect and Threat Command products are offered as cloud-based subscriptions, with an option for a one or multi-year term.
•Managed services, through which we operate our products and provide our capabilities on behalf of our customers. Our Managed Vulnerability Management, Managed Detection and Response, and Managed Application Security products are offered on a managed service basis, pursuant to one or multi-year agreements.
•Licensed on-premise software consists of term licenses. When licensed on-premise software is purchased, maintenance and support and content subscriptions, as applicable, are bundled with the license for the term period. Our Nexpose and Metasploit products are offered through term software licenses. Our maintenance and support provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide them with real-time access to the latest vulnerabilities and exploits.
Additionally, we offer our products through our consolidation offerings, which unify our products and services to our customers in a single package. Our Threat Complete and Cloud Risk Complete packages are offered as cloud based subscriptions, with an option for a one or multi-year term. Our Managed Threat Complete Offering is offered on a managed service basis, generally pursuant to one or multi-year agreements.
In the years ended December 31, 2023, 2022 and 2021, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 95%, 94% and 92%, respectively, of total revenue.
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

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Total revenue	$777,707	$685,083	$535,404
Year-over-year growth	13.5%	28.0%	30.1%
Non-GAAP income from operations	$102,221	$30,386	$7,599
Non-GAAP operating margin	13.1%	4.4%	1.4%
Free cash flow	$84,034	$40,677	$35,053

	As of December 31,
	2023	2022
	(dollars in thousands)
Annualized recurring revenue (“ARR”)	$805,670	$714,231
Year-over-year growth	12.8%	19.2%
Number of customers	11,526	10,929
Year-over-year growth	5.5%	6.3%
ARR per customer	$69.9	$65.4
Year-over-year growth	7.0%	12.2%
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
Number of Customers. We believe that the size of our customer base is an indicator of our global market penetration and that our net customer additions are an indicator of the growth of our business. We define a customer as any entity that has an active Rapid7 recurring revenue contract as of the specified measurement date, excluding only InsightOps and Logentries customers with a contract value less than $2,400 per year.
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
•Restructuring Expense. We exclude non-ordinary course restructuring expenses related to the Restructuring Plan because we do not believe these charges are indicative of our core operating performance and we believe the exclusion of the restructuring expense provides a more useful comparison of our performance in different periods.
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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
GAAP total gross profit	$545,966	$470,734	$366,456
Stock-based compensation expense	10,700	10,367	6,491
Amortization of acquired intangible assets	18,386	18,493	15,373
Non-GAAP total gross profit	$575,052	$499,594	$388,320

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
GAAP gross profit – products	$537,264	$465,323	$360,070
Stock-based compensation expense	8,202	7,562	4,357
Amortization of acquired intangible assets	18,386	18,493	15,373
Non-GAAP gross profit – products	$563,852	$491,378	$379,800

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
GAAP gross profit – professional services	$8,702	$5,411	$6,386
Stock-based compensation expense	2,498	2,805	2,134
Non-GAAP gross profit – professional services	$11,200	$8,216	$8,520
The following table reconciles GAAP loss from operations to non-GAAP income from operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
GAAP loss from operations	$(80,733)	$(111,614)	$(120,065)
Stock-based compensation expense	108,081	119,902	102,579
Amortization of acquired intangible assets	21,499	21,983	17,305
Acquisition-related expenses	363	—	7,211
Litigation-related expenses	—	115	569
Impairment of long-lived assets	30,784	—	—
Restructuring expense	22,227	—	—
Non-GAAP income from operations	$102,221	$30,386	$7,599

The following table reconciles GAAP net loss to non-GAAP net (loss) income for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share data)
GAAP net loss	$(149,260)	$(124,717)	$(146,334)
Stock-based compensation expense	108,081	119,902	102,579
Amortization of acquired intangible assets	21,499	21,983	17,305
Acquisition-related expenses	363	—	16,176
Litigation-related expenses	—	115	569
Amortization of debt issuance costs	4,138	4,085	3,982
Induced conversion expense	53,889	—	2,740
Change in fair value of derivative assets	15,511	—	—
Impairment of long-lived assets	30,784	—	—
Restructuring expense	22,227	—	—
Non-GAAP net (loss) income	$107,232	$21,368	$(2,983)
Interest expense of convertible senior notes (1)	2,667	1,500	—
Numerator for non-GAAP earnings per share calculation	$109,899	$22,868	$(2,983)

Weighted average shares used in GAAP earnings per share calculation, basic	60,756,087	58,552,065	55,270,998
Dilutive effect of convertible senior notes (1)	10,429,891	5,803,831	—
Dilutive effect of employee equity incentive plans (2)	916,134	1,251,725	—
Weighted average shares used in non-GAAP earnings per share calculation, diluted	72,102,112	65,607,621	55,270,998

Non-GAAP net income (loss) per share:
Basic	$1.76	$0.36	$(0.05)
Diluted	$1.52	$0.35	$(0.05)

(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. On an if converted basis, for the year ended December 31, 2023, the 2029 Notes and 2027 Notes were dilutive and the 2025 Notes were anti-dilutive and for the year ended December 31, 2022, the 2025 Notes were dilutive and the 2027 Notes were anti-dilutive.

(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net loss to adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net loss	$(149,260)	$(124,717)	$(146,334)
Interest income	(10,177)	(1,813)	(365)
Interest expense	64,700	10,982	14,292
Other (income) expense, net	14,522	1,522	1,921
(Benefit from) provision for income taxes	(518)	2,412	10,421
Depreciation expense	14,047	13,571	12,342
Amortization of intangible assets	31,892	27,467	21,159
Stock-based compensation expense	108,081	119,902	102,579
Acquisition-related expenses	363	—	7,211
Litigation-related expenses	—	115	569
Impairment of long-lived assets	30,784	—	—
Restructuring expense	22,227	—	—
Adjusted EBITDA	$126,661	$49,441	$23,795
The following table reconciles net cash provided by operating activities to free cash flow for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$104,278	$78,204	$53,917
Less: Purchases of property and equipment	(4,366)	(20,382)	(9,010)
Less: Capitalized internal-use software costs	(15,878)	(17,145)	(9,854)
Free cash flow	$84,034	$40,677	$35,053
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
Restructuring Expense
Restructuring expense consist of charges related to the Restructuring Plan such as employee transition, notice period and severance payments and employee benefits and related facilitation costs. For further information, refer to Note 19, Restructuring, in the Notes to our Consolidated Financial Statements.
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
Provision for Income Taxes
Provision for income taxes consists of domestic and foreign taxes on income and withholding taxes. We maintain a substantially full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits. Based on our history of losses, we expect to maintain this substantially full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized.

Results of Operations

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Products	$740,168	$647,535	$500,843
Professional services	37,539	37,548	34,561
Total revenue	777,707	685,083	535,404
Cost of revenue:(1)
Products	202,904	182,212	140,773
Professional services	28,837	32,137	28,175
Total cost of revenue	231,741	214,349	168,948
Operating expenses:(1)
Research and development	176,776	189,970	160,779
Sales and marketing	312,636	307,409	247,453
General and administrative	84,276	84,969	78,289
Impairment of long-lived assets	30,784	—	—
Restructuring	22,227	—	—
Total operating expenses	626,699	582,348	486,521
Loss from operations	(80,733)	(111,614)	(120,065)
Interest income	10,177	1,813	365
Interest expense	(64,700)	(10,982)	(14,292)
Other income (expense), net	(14,522)	(1,522)	(1,921)
Loss before income taxes	(149,778)	(122,305)	(135,913)
(Benefit from) provision for income taxes	(518)	2,412	10,421
Net loss	$(149,260)	$(124,717)	(146,334)
(1)Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$10,700	$10,367	$6,491
Research and development	38,022	49,940	46,622
Sales and marketing	29,325	31,217	23,828
General and administrative	30,034	28,378	25,638
Total stock-based compensation expense	$108,081	$119,902	$102,579

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$31,447	$26,520	$21,484
Research and development	4,217	$4,133	3,566
Sales and marketing	7,801	$7,742	6,277
General and administrative	2,474	$2,643	2,174
Total depreciation and amortization expense	$45,939	$41,038	$33,501

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2023	2022	2021
Consolidated Statement of Operations Data:
Revenue:
Products	95.2%	94.5%	93.5%
Professional services	4.8	5.5	6.5
Total revenue	100.0	100.0	100.0
Cost of revenue:
Products	26.1	26.6	26.3
Professional services	3.7	4.7	5.3
Total cost of revenue	29.8	31.3	31.6
Operating expenses:
Research and development	22.7	27.7	30.0
Sales and marketing	40.2	44.9	46.2
General and administrative	10.8	12.4	14.6
Impairment of long-lived assets	4.0	—	—
Restructuring	2.9	—	—
Total operating expenses	80.6	85.0	90.8
Loss from operations	(10.4)	(16.3)	(22.4)
Interest income	1.3	0.3	0.1
Interest expense	(8.3)	(1.6)	(2.7)
Other income (expense), net	(1.9)	(0.2)	(0.4)
Loss before income taxes	(19.3)	(17.8)	(25.4)
Provision for income taxes	(0.1)	0.4	1.9
Net loss	(19.2)%	(18.2)%	(27.3)%
Comparison of the Year Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenue:
Products	$740,168	$647,535	$92,633	14.3%
Professional services	37,539	37,548	(9)	—%
Total revenue	$777,707	$685,083	$92,624	13.5%
Total revenue increased by $92.6 million in 2023 compared to 2022 and consisted of a $2.2 million increase in revenue from new customers and a $90.4 million increase in revenue from existing customers. The $90.4 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in 2023 compared to 2022 was comprised of $65.6 million generated from sales in North America and $27.0 million generated from sales from the rest of the world.

Cost of Revenue

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue:
Products	$202,904	$182,212	$20,692	11.4%
Professional services	28,837	32,137	(3,300)	(10.3)%
Total cost of revenue	$231,741	$214,349	$17,392	8.1%
Gross margin %:
Products	72.6%	71.9%
Professional services	23.2%	14.4%
Total gross margin %	70.2%	68.7%
Total cost of revenue increased by $17.4 million in 2023 compared to 2022, primarily due to a $10.0 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue, a $4.9 million increase in amortization expense for capitalized internally-developed software, a $2.3 million increase in personnel costs, inclusive of a $0.3 million increase in stock-based compensation expense, and a $0.1 million increase in other expenses.
Total gross margin percentage increased in 2023 compared to 2022. The increase in products gross margin was driven by our ability to scale as our revenue continues to grow. The increase in professional services gross margin in 2023 compared to 2022 was primarily due to a decrease in personnel costs.
Operating Expenses
Research and Development Expense

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$176,776	$189,970	$(13,194)	(6.9)%
% of revenue	22.7%	27.7%
Research and development expense decreased by $13.2 million in 2023 compared to 2022, primarily due to a $14.2 million decrease in personnel costs, inclusive of a $11.9 million decrease in stock-based compensation expense, resulting from a decrease in headcount primarily due to the Restructuring Plan, and a $2.5 million decrease in other expenses. These decreases were partially offset by a $3.5 million write-off of capitalized internal-use software projects.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Sales and marketing	$312,636	$307,409	$5,227	1.7%
% of revenue	40.2%	44.9%
Sales and marketing expense increased by $5.2 million in 2023 compared to 2022, primarily due to a $7.6 million increase in personnel costs, net of a $1.7 million decrease in stock-based compensation expense, resulting from a decrease in headcount primarily due to the Restructuring Plan. This increase was partially offset by a decrease of $1.7 million in marketing and advertising expenses and a $0.7 million decrease in other expenses.

General and Administrative Expense

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
General and administrative	$84,276	$84,969	$(693)	(0.8)%
% of revenue	10.8%	12.4%
General and administrative expense decreased by $0.7 million in 2023 compared to 2022, primarily due to a $2.8 million increase in professional fees, partially offset by a $1.9 million decrease in other expenses.
Impairment of Long-Lived Assets

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Impairment of long-lived assets	$30,784	$—	$30,784	100.0%
% of revenue	4.0%	—%

Impairment of long-lived assets expense increased by $30.8 million in 2023 compared to 2022, due to an impairment charge recorded after a triggering event related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts as well as idle office spaces located in Plano, Texas, Los Angeles, California and Toronto, Canada indicated that the carrying value of our right of use and other lease-related assets may not be fully recoverable.
Restructuring Expense

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Restructuring	$22,227	$—	$22,227	100.0%
% of revenue	2.9%	—%
Restructuring expense increased by $22.2 million in 2023 compared to 2022, due to restructuring charges consisting of employee transition, notice period and severance payments and employee benefits and related facilitation costs related to our Restructuring Plan. Refer to Note 19, Restructuring, in the Notes to our Consolidated Financial Statements for further details on our Restructuring Plan.
Interest Income

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$10,177	$1,813	$8,364	461.3%
% of revenue	1.3%	0.3%
Interest income increased by $8.4 million in 2023 compared to 2022, primarily due to an increase in interest rates.
Interest Expense

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Interest expense	$(64,700)	$(10,982)	$(53,718)	489.1%
% of revenue	(8.3)%	(1.6)%
Interest expense increased by $53.7 million in 2023 compared to 2022, primarily due to $53.9 million of induced conversion expense incurred in conjunction with the partial repurchase of the 2025 Notes.

Other Income (Expense), Net

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
Other income (expense), net	$(14,522)	$(1,522)	$(13,000)	854.1%
% of revenue	(1.9)%	(0.2)%
Other income (expense), net increased by $13.0 million in 2023 compared to 2022, due to a $15.5 million expense for the change in fair value of derivative assets related to our 2023 Capped Calls settlement and a decrease in realized and unrealized foreign currency gains, primarily related to the euro and British pound sterling.
(Benefit From) Provision for Income Taxes

	Year Ended December 31,		Change
	2023	2022	$	%
	(dollars in thousands)
(Benefit from) provision for income taxes	$(518)	$2,412	$(2,930)	(121.5)%
% of revenue	(0.1)%	0.4%
In 2023, the benefit from income taxes was $0.5 million, primarily due to changes in valuation allowance related to foreign entity deferred tax assets, compared to a provision for income taxes of $2.4 million in 2022.
Comparison of the Year Ended December 31, 2022 and 2021
We have elected not to include a discussion of our consolidated results for 2022 compared to 2021 in this report in reliance upon Instruction 1 to Item 303(b) of Regulation S-K. This discussion can be found in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 24, 2023.
Liquidity and Capital Resources
As of December 31, 2023, we had $213.6 million in cash and cash equivalents, $225.7 million in investments that have maturities ranging from one to thirteen months and an accumulated deficit of $1.0 billion. Since our inception, we have generated significant losses and we may generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, investments and our Credit and Security Agreement (the “Credit Agreement”). To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
We believe that our existing cash and cash equivalents, our investments, our available borrowings under our Credit Agreement and cash generated by operating activities will be sufficient to meet our operating and capital requirements for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, office facilities lease obligations, purchase commitments, including our cloud infrastructure services (including with Amazon Web Services (“AWS”)), potential future acquisitions of technology businesses and any election we make to redeem our convertible senior notes.
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

Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$207,804	$165,017	$173,617
Net cash provided by operating activities	104,278	78,204	53,917
Net cash used in investing activities	(178,754)	(39,988)	(325,378)
Net cash provided by financing activities	79,597	7,416	264,133
Effects of exchange rates on cash, cash equivalents and restricted cash	1,202	(2,845)	(1,272)
Cash, cash equivalents and restricted cash at end of period	$214,127	$207,804	$165,017
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $104.3 million of cash and cash equivalents for the year ended December 31, 2023, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net loss of $149.3 million and an increase in our net operating assets and liabilities of $0.4 million, offset by non-cash charges of $253.2 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, impairment of long-lived assets, change in fair value of derivative assets, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a $30.5 million increase in deferred revenue due to increased billings and a $5.4 million increase in accounts payable and a $2.4 million increase in accrued expenses, which each had a positive impact on operating cash flow. These factors were offset by an $18.5 million increase in deferred contract acquisition and fulfillment costs, a $14.0 million increase in accounts receivable, a $4.1 million increase in prepaid expenses and a $1.3 million decrease in other liabilities , which each had a negative impact on operating cash flow.
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
Investing Activities
Investing activities used $178.8 million of cash for the year ended December 31, 2023, consisting of $126.4 million in purchases of investments, net of sales and maturities, $34.8 million of cash paid for the acquisition of Minerva, $15.9 million for capitalization of internal-use software costs, $4.4 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by $2.7 million in proceeds from other investments.
Investing activities used $40.0 million of cash in 2022, consisting of $20.4 million in capital expenditures to purchase computer equipment and leasehold improvements, $17.1 million for capitalization of internal-use software costs, $1.5 million of investment purchases, net of sales and maturities, and $1.0 million of other investments.
Financing Activities
Financing activities provided $79.6 million for the year ended December 31, 2023, which consisted primarily of $292.1 million in proceeds from the issuance of the 2029 Notes, net of issuance costs paid of $7.9 million, $17.5 million in proceeds from the settlement of the 2023 Capped Calls, $11.3 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $3.1 million in proceeds from the exercise of stock options, partially offset by $200.0 million for the repurchase and conversion of the 2025 Notes, $36.6 million for the purchase of the 2029 Capped Calls, $5.6 million in withholding taxes paid for the net share settlement of equity awards and $2.3 million in payments related to the acquisition of IntSights.
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
Revenue Recognition
We generate revenue primarily from: (1) product subscriptions from the sale of cloud-based subscriptions, managed services, term software licenses, content subscriptions and maintenance and support associated with our software licenses and (2) professional services from the sale of our deployment and training services related to our solutions, incident response services, penetration testing and security advisory services.
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
Deferred Contract Acquisition Costs
We defer contract costs that are recoverable and incremental to obtaining customer contracts. Contract costs, which primarily consist of sales commissions, are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Contract costs for a new customer, upsell or cross-sell are amortized on a straight-line basis over an estimated period of benefit of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determined the estimated period of benefit by taking into consideration the contractual term and expected renewals of customer contracts, our technology and other factors, including the fact that commissions paid on renewals are not commensurate with commissions paid on initial sales transactions. Contract costs relating to contract renewals are deferred and amortized on a straight-line basis over the weighted average contract length of renewal contracts. Contract costs for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements is one year or less. We periodically review the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of December 31, 2023 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of December 31, 2023, we had cash and cash equivalents of $213.6 million consisting of bank deposits and money market funds and investments of $225.7 million consisting of U.S. government agencies and agency bonds. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of December 31, 2023, the fair values of our 2025 Notes, 2027 Notes and 2029 Notes were $50.5 million, $538.9 million and $333.4 million , respectively.
As of December 31, 2023, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rapid7, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over products revenue
As discussed in Note 2 to the consolidated financial statements, the Company derives revenue primarily from product subscriptions revenue which consists of cloud-based subscriptions, managed services, term software licenses, content subscriptions and maintenance and support associated with its software licenses. For the year ended December 31, 2023, the Company recorded revenue of $778 million, which includes product subscriptions revenue of $739 million. The Company has high volumes of transactions and the processing and recording of the related product subscriptions revenue is reliant upon the Company’s information technology (IT) system.
We identified the evaluation of the sufficiency of audit evidence over product subscriptions revenue as a critical audit matter. Subjective auditor judgment was required to determine the nature and extent of procedures performed over the processing and recording of product subscriptions revenue because the revenue recognition process is highly automated. Additionally, specialized skills and knowledge were required to test the IT system used for the processing and recording of product subscriptions revenue.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of product subscriptions revenue, including the related IT system. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of product subscriptions revenue. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the design and testing the operating effectiveness of certain general IT and application controls. For a sample of product subscriptions revenue transactions, we determined the revenue to be recorded in the current period based on the underlying contract and compared it to the Company's recorded balances. In addition, we evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company's auditor since 2013.
Boston, Massachusetts
February 26, 2024

RAPID7, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$213,629	$207,287
Short-term investments	169,544	84,162
Accounts receivable, net of allowance for credit losses of $951 and $2,299 at December 31, 2023 and December 31, 2022, respectively	164,862	152,045
Deferred contract acquisition and fulfillment costs, current portion	45,008	34,906
Prepaid expenses and other current assets	41,407	31,907
Total current assets	634,450	510,307
Long-term investments	56,171	9,756
Property and equipment, net	39,642	57,891
Operating lease right-of-use assets	54,693	79,342
Deferred contract acquisition and fulfillment costs, non-current portion	76,601	68,169
Goodwill	536,351	515,631
Intangible assets, net	94,546	101,269
Other assets	12,894	16,626
Total assets	$1,505,348	$1,358,991
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$15,812	$10,255
Accrued expenses	84,489	80,306
Operating lease liabilities, current portion	13,452	12,444
Deferred revenue, current portion	455,503	426,599
Other current liabilities	536	1,663
Total current liabilities	569,792	531,267
Convertible senior notes, net	929,996	815,948
Operating lease liabilities, non-current portion	81,130	85,946
Deferred revenue, non-current portion	32,577	31,040
Other long-term liabilities	10,032	14,864
Total liabilities	$1,623,527	$1,479,065
Stockholders’ deficit:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at December 31, 2023 and 2022; 0 shares issued and outstanding at December 31, 2023 and 2022	$—	$—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at December 31, 2023 and 2022; 62,283,630 and 60,206,277 shares issued at December 31, 2023 and 2022, respectively; 61,714,051 and 59,719,469 shares outstanding at December 31, 2023 and 2022, respectively	617	597
Treasury stock, at cost, 569,579 and 486,808 shares at December 31, 2023 and December 31, 2022, respectively	(4,765)	(4,764)
Additional paid-in-capital	894,630	746,249
Accumulated other comprehensive (loss) income	1,344	(1,411)
Accumulated deficit	(1,010,005)	(860,745)
Total stockholders’ deficit	(118,179)	(120,074)
Total liabilities and stockholders’ deficit	$1,505,348	$1,358,991
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Products	$740,168	$647,535	$500,843
Professional services	37,539	37,548	34,561
Total revenue	777,707	685,083	535,404
Cost of revenue:
Products	202,904	182,212	140,773
Professional services	28,837	32,137	28,175
Total cost of revenue	231,741	214,349	168,948
Total gross profit	545,966	470,734	366,456
Operating expenses:
Research and development	176,776	189,970	160,779
Sales and marketing	312,636	307,409	247,453
General and administrative	84,276	84,969	78,289
Impairment of long-lived assets	30,784	—	—
Restructuring	22,227	—	—
Total operating expenses	626,699	582,348	486,521
Loss from operations	(80,733)	(111,614)	(120,065)
Other income (expense), net:
Interest income	10,177	1,813	365
Interest expense	(64,700)	(10,982)	(14,292)
Other income (expense), net	(14,522)	(1,522)	(1,921)
Loss before income taxes	(149,778)	(122,305)	(135,913)
(Benefit from) provision for income taxes	(518)	2,412	10,421
Net loss	$(149,260)	$(124,717)	$(146,334)
Net loss per share, basic and diluted	$(2.46)	$(2.13)	$(2.65)
Weighted-average common shares outstanding, basic and diluted	60,756,087	58,552,065	55,270,998
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(149,260)	$(124,717)	$(146,334)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	797	(3,874)	(86)
Adjustment for net losses realized on cash flow hedges and included in net loss, net of taxes	724	4,053	—
Total change in unrealized gains (losses) on cash flow hedges	1,521	179	(86)
Change unrealized gains (losses) on investments	1,234	(778)	(1,043)
Adjustment for net gains realized and included in net loss	—	—	(137)
Total change in unrealized gains (losses) on investments	1,234	(778)	(1,180)
Total other comprehensive income (loss)	2,755	(599)	(1,266)
Comprehensive loss	$(146,505)	$(125,316)	$(147,600)
See accompanying notes to consolidated financial statements.

RAPID7, INC.CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	52,225	$522	487	$(4,764)	$692,603	$454	$(617,279)	$71,536
Stock-based compensation expense	—	—	—	—	100,317	—	—	100,317
Issuance of common stock under employee stock purchase plan	222	2	—	—	9,274	—	—	9,276
Vesting of restricted stock units	1,611	16	—	—	(16)	—	—	—
Shares withheld for employee taxes	(157)	(2)	—	—	(16,042)	—	—	(16,044)
Issuance of common stock upon exercise of stock options	521	6	—	—	4,300	—	—	4,306
Purchase of capped calls related to convertible senior notes	—	—	—	—	(76,020)	—	—	(76,020)
Issuance of common stock in connection with redemption, repurchase and conversion of convertible senior notes	2,897	29	—	—	(3,094)	—	—	(3,065)
Issuance of common stock in connection with inducement of convertible senior notes	35	—	—	—	2,740	—	—	2,740
Issuance of common stock related to acquisition	341	4	—	—	(4)	—	—	—
Cumulative-effect adjustment for the adoption of ASU 2020-06	—	—	—	—	(99,026)	—	27,585	(71,441)
Other comprehensive income	—	—	—	—	—	(1,266)	—	(1,266)
Net loss	—	—	—	—	—	—	(146,334)	(146,334)
Balance, December 31, 2021	57,695	$577	487	$(4,764)	$615,032	$(812)	$(736,028)	$(125,995)
Stock-based compensation expense	—	—	—	—	123,441	—	—	123,441
Issuance of common stock under employee stock purchase plan	218	2	—	—	11,941	—	—	11,943
Vesting of restricted stock units	1,482	15	—	—	(15)	—	—	—
Shares withheld for employee taxes	(105)	(1)	—	—	(7,461)	—	—	(7,462)
Issuance of common stock upon exercise of stock options	480	5	—	—	3,313	—	—	3,318
Issuance of common stock in connection with conversion of convertible senior notes	—	—	—	—	(3)	—	—	(3)
Issuance of common stock related to acquisition	33	—	—	—	—	—	—	—
Repurchase of common stock issued in relation to acquisition	(83)	(1)			1			—
Other comprehensive income	—	—	—	—	—	(599)	—	(599)
Net loss	—	—	—	—	—	—	(124,717)	(124,717)
Balance, December 31, 2022	59,720	$597	487	$(4,764)	$746,249	$(1,411)	$(860,745)	$(120,074)
Stock-based compensation expense	—	—	—	—	107,254	—	—	107,254
Issuance of common stock under employee stock purchase plan	330	3	—	—	11,320	—	—	11,323
Vesting of restricted stock units	1,454	15	—	—	(15)	—	—	—
Shares withheld for employee taxes	(113)	(1)	—	—	(5,569)	—	—	(5,570)
Issuance of common stock upon exercise of stock options	216	2	—	—	3,051	—	—	3,053
Issuance of common stock related to acquisition	107	1	—	—	(1)	—	—	—
Repurchase of common stock issued in related to acquisition	—	—	83	(1)	1	—	—	—
Purchase of capped called related to convertible senior notes	—	—	—	—	(36,570)	—	—	(36,570)
Reclassification of equity to derivative assets related to capped calls	—	—	—	—	33,029	—	—	33,029
Repurchase and inducement of convertible senior notes	—	—	—	—	35,881	—	—	35,881
Other comprehensive loss	—	—	—	—	—	2,755	—	2,755
Net loss	—	—	—	—	—	—	(149,260)	(149,260)
Balance, December 31, 2023	61,714	$617	570	$(4,765)	$894,630	$1,344	$(1,010,005)	$(118,179)
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(149,260)	$(124,717)	$(146,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,939	41,038	33,501
Amortization of debt discount and issuance costs	4,138	4,085	3,982
Stock-based compensation expense	108,081	119,902	102,579
Impairment of long-lived assets	30,784	—	—
Change in fair value of derivative assets	15,511	—	—
Deferred income taxes	(5,624)	(1,440)	466
Induced conversion expense	53,889	—	2,740
Other	469	(200)	1,920
Changes in assets and liabilities:
Accounts receivable	(14,021)	(9,050)	(25,475)
Deferred contract acquisition and fulfillment costs	(18,534)	(15,910)	(22,526)
Prepaid expenses and other assets	(4,125)	(2,231)	(3,355)
Accounts payable	5,449	7,977	(2,077)
Accrued expenses	2,422	3,741	19,205
Deferred revenue	30,472	52,516	85,562
Other liabilities	(1,312)	2,493	3,729
Net cash provided by operating activities	104,278	78,204	53,917
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(34,841)	—	(358,420)
Purchases of property and equipment	(4,366)	(20,382)	(9,010)
Capitalization of internal-use software	(15,878)	(17,145)	(9,854)
Purchases of investments	(276,829)	(122,765)	(93,092)
Sales and maturities of investments	150,450	121,304	147,998
Other investments	2,710	(1,000)	(3,000)
Net cash used in investing activities	(178,754)	(39,988)	(325,378)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs of $7,909 and $14,976 for the years ended December 31, 2023 and 2021, respectively	292,091	—	585,024
Purchase of capped calls related to convertible senior notes	(36,570)	—	(76,020)
Payment of debt issuance costs	—	(71)	(300)
Payments for redemption, repurchase and conversion of convertible senior notes	(199,998)	(12)	(230,000)
Payments related to business acquisitions	(2,250)	(300)	(12,118)
Proceeds from capped calls settlement	17,518	—	—
Taxes paid related to net share settlement of equity awards	(5,570)	(7,462)	(16,044)
Proceeds from employee stock purchase plan	11,323	11,943	9,276
Proceeds from stock option exercises	3,053	3,318	4,315
Net cash provided by financing activities	79,597	7,416	264,133
Effect of exchange rate changes on cash ,cash equivalents and restricted cash	1,202	(2,845)	(1,272)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,323	42,787	(8,600)
Cash, cash equivalents and restricted cash, beginning of period	207,804	165,017	173,617
Cash, cash equivalents and restricted cash, end of period	$214,127	$207,804	$165,017
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$4,605	$6,675	$7,345
Cash paid for income taxes, net of refunds	$1,624	$1,571	$3,305
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$213,629	$207,287	$164,582
Restricted cash included in prepaid expenses and other assets	498	517	435
Total cash, cash equivalents and restricted cash	$214,127	$207,804	$165,017
See accompanying notes to consolidated financial statements.

RAPID7, INC.
Notes to Consolidated Financial Statements
(1)    Nature of Business
Rapid7, Inc. and subsidiaries (“we,” “us” or “our”) are advancing security with visibility, analytics, and automation delivered through our platform solutions. Our solutions simplify the complex, allowing security teams to work more effectively with IT and development to reduce vulnerabilities, monitor for malicious behavior, investigate and shut down attacks, and automate routine tasks.
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
(c)Revenue Recognition
We generate revenue primarily from: (1) product subscriptions from the sale of cloud-based subscriptions, managed services, term software licenses, content subscriptions and maintenance and support associated with our software licenses and (2) professional services from the sale of our deployment and training services related to our solutions, incident response services, penetration testing and security advisory services.
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
        4) Recognize revenue when or as we satisfy a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to a customer. Revenue is recognized when control of the products or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those products or services.
Product Subscriptions
Product subscriptions consists of revenue from our cloud-based subscription, term software licenses, managed services offerings, content subscriptions and maintenance and support associated with our software licenses.
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
•Content subscriptions and our maintenance and support services are sold with our term software licenses. Revenue related to our content subscriptions associated with our software licenses is recognized ratably over the contractual period. Maintenance and support services are distinct from the perpetual and term software license and revenue attributable to maintenance and support services is recognized ratably over the contractual period.
Professional Services
All of our professional services are considered distinct performance obligations when sold stand alone or with other products. These contracts generally have terms of one year or less. For the majority of these arrangements, revenue is recognized over time based upon the proportion of work performed to date.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the year ended December 31, 2023, we recognized revenue of $406.2 million that was included in the corresponding contract liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we would record a contract asset. As of December 31, 2023 and 2022, unbilled receivables of $2.0 million and $1.1 million are included in prepaid expenses and other current assets in our consolidated balance sheet. As of December 31, 2023 and 2022, we have no contract assets recorded on our consolidated balance sheet.
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
We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of customers’ financial condition are performed. We maintain reserves for potential credit losses. No single customer, including channel partners, accounted for 10% or more of our total revenues in 2023, 2022 or 2021 or accounts receivable as of December 31, 2023 or 2022.
Our derivative financial instruments expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the arrangement. We mitigate this credit risk by transacting with major financial institutions with high credit ratings.
(h)Deferred Contract Acquisition Costs
We defer contract costs that are recoverable and incremental to obtaining customer contracts. Contract costs, which primarily consist of sales commissions, are amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. Contract costs for a new customer, upsell or cross-sell are amortized on a straight-line basis over an estimated period of benefit of five years as sales commissions on initial sales are not commensurate with sales commissions on contract renewals. We determined the estimated period of benefit by taking into consideration the contractual term and expected renewals of customer contracts, our technology and other factors, including the fact that sales commissions paid on renewals are not commensurate with commissions paid on initial sales transactions. Contract costs relating to contract renewals are deferred and amortized on a straight-line basis over the weighted average contract length of renewal contracts. Contract costs for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of our professional services arrangements is one year or less.
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
Costs related to software developed, acquired or modified for internal use are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These capitalized costs consist of internal compensation related costs and external direct costs. Costs related to software developed for internal use are amortized over an estimated useful life of 3 years. We capitalized $15.9 million, $17.1 million and $9.9 million of costs related to software developed for internal use in the years ended December 31, 2023, 2022 and 2021, respectively. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
(k) Leases
We determine whether an arrangement is or contains a lease at inception. We evaluate the classification of a lease at inception and, as necessary, at modification. Operating leases are recognized on the consolidated balance sheet as right-of-use (“ROU”) assets, lease liabilities and, if applicable, long-term lease liabilities.
Operating lease ROU assets represent our right to use an underlying asset for the lease term. Operating lease liabilities represent our obligation to make payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the present value of future lease payments at the lease commencement date. The implicit rate within our operating leases is generally not determinable and therefore we use the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. We determine our incremental borrowing rate for each lease using our estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments and initial direct costs, offset by lease incentives. Operating lease cost is recognized on a straight-line basis over the lease term.
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
(l)Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When such events or changes in circumstances occur, recoverability of these assets or asset groups is measured by a comparison of the carrying value of the assets to the future net undiscounted cash flows directly associated with the assets. If such assets or asset groups are considered to be impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the assets or asset groups. For the year ended December 31, 2023, we determined that triggering events occurred which indicated that the carrying value of our ROU and other lease-related assets related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts as well as idle office spaces located in Plano, Texas, Los Angeles, California, and Toronto, Canada may not be fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the asset groups taking into consideration the time period it will take to obtain sublessees, the applicable discount rate and the anticipated sublease income and calculated the corresponding impairment loss. We used prices and other relevant information generated by recent market transactions involving similar or comparable assets, as well as our historical experience in real estate transactions. In the year ended December 31, 2023, we recorded impairment losses of $30.8 million related to these idle office spaces, consisting of $22.2 million related to ROU assets and $8.6 million related to leasehold improvements associated with these leased office spaces.
(m)Restructuring Expense
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
(o)Goodwill
We perform an annual goodwill impairment test on the last day of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. For our goodwill impairment analysis, we operate with a single reporting unit. To test goodwill impairment, we perform a single-step goodwill impairment test to identify potential goodwill impairment. The single-step impairment test begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when the net assets of a reporting unit exceed its fair value. In performing the single step of the goodwill impairment testing and measurement process, we estimated the fair value of our single reporting unit using our market capitalization. Based upon our assessment performed as of December 31, 2023, we concluded the fair value of our single reporting unit exceeded its' carrying value and there was no impairment of goodwill.
(p)Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. We translate all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities using historical exchange rates. Foreign currency denominated expenses are re-measured using the average exchange rates for the period. Foreign currency transaction and re-measurement gains and losses are included in other income (expense), net in the condensed consolidated statement of operations. In 2023, foreign currency transaction losses and foreign currency re-measurement losses were $1.4 million and $0.4 million, respectively. In 2022, foreign currency transaction gains were $1.4 million and foreign currency re-measurement gains (losses) were not material.
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

As of December 31, 2023 and 2022, our cash flow hedges have contractual maturities of eighteen months or less, and as of December 31, 2023 and 2022, outstanding forward contracts had a total notional value of $49.5 million and $44.9 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the years ended December 31, 2023 and 2022, all cash flow hedges were considered effective. Refer to Note 6, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
(s)Advertising
Advertising costs are expensed as incurred, and are recorded in sales and marketing expense in our consolidated statement of operations. We incurred $22.4 million, $22.7 million, and $21.3 million in advertising expense in 2023, 2022, and 2021, respectively.
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
We recognize tax provision from uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Interest and penalties associated with such uncertain tax positions are classified as a component of income tax expense.
(u)Net Income (Loss) per Share
We calculate basic net loss per share by dividing our net loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities, including stock options, RSUs, PSUs, the impact of our ESPP, common shares issued in connection with acquisitions and the impact of our convertible senior notes (“Notes”). We intend to settle any conversion of our Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the years ended December 31, 2023, 2022 and 2021, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
(v)Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not plan to early adopt this standard. We are currently evaluating the effect of adopting this standard on our disclosures.
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We do not plan to early adopt this standard. We are currently evaluating the effect of adopting this standard on our disclosures.
(3)    Revenue from Contracts with Customers
The following table summarizes revenue from contracts with customers for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Product subscriptions	$738,819	$643,247	$492,608
Professional services	37,539	37,548	34,561
Other	1,349	4,288	8,235
Total revenue	$777,707	$685,083	$535,404
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our product or service for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
United States	$579,025	$515,894	$414,856
All other	198,682	169,189	120,548
Total revenue	$777,707	$685,083	$535,404
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2023. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Product subscriptions	$553,807	$285,791
Professional services	17,545	8,066
Other	127	33
Total	$571,479	$293,890
(4)    Business Combinations
Minerva Labs Ltd.
On March 14, 2023, we acquired Minerva Labs Ltd. (“Minerva”), a leading provider of anti-evasion and ransomware prevention technology, for a purchase price with an aggregate fair value of $34.6 million. The purchase consideration consisted of $35.0 million paid in cash at closing and a $0.4 million receivable for purchase price adjustments. Additionally, we issued an aggregate of 73,846 shares of our common stock to the founders of Minerva with a fair value of $3.6 million. The 73,846 shares of common stock will be accounted for as stock-based compensation expense over a 24-month period as continued service is required for the founders to receive their full amount of common stock. For the year ended December 31, 2023, we recognized stock-based compensation expense related to such shares in the amount of $1.4 million.
The following table summarizes the allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$34,977
Estimated purchase price adjustment receivable	(365)
Fair value of total consideration transferred	$34,612

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$136
Other current assets	1,792
Other assets	43
Accounts payable and other current liabilities	(438)
Other long-term liabilities	(441)
Intangible asset	12,800
Total identifiable net assets assumed	$13,892
Goodwill	20,720
Net purchase price	$34,612
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
For the year ended December 31, 2023, we recorded $0.4 million of acquisition-related transaction costs related to the acquisition of Minerva to general and administrative expense.
Our revenue and net loss attributable to the Minerva business for the year ended December 31, 2023 was not material.

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
(5)    Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$222,820	$467	$(65)	$223,222
Agency bonds	2,500	—	(7)	2,493
Total	$225,320	$467	$(72)	$225,715

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$66,234	$4	$(545)	$65,693
Corporate bonds	14,351	—	(230)	14,121
Commercial paper	7,944	—	—	7,944
Agency bonds	6,231	—	(71)	6,160
Total	$94,760	$4	$(846)	$93,918

As of December 31, 2023, our available-for-sale investments had maturities ranging from 1 to 18 months. As of December 31, 2022, our available-for-sale investments had maturities ranging from 2 to 19 months.
For all of our investments for which the amortized cost basis was greater than the fair value at December 31, 2023 and December 31, 2022, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
(6)    Fair Value Measurements
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

The following table presents our financial assets measured and recorded at fair value on a recurring basis using the above input categories:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$124,506	$—	$—	$124,506
U.S. government agencies	223,222	—	—	223,222
Agency bonds	—	2,493	—	2,493
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	1,322	—	1,322
Total assets	$347,728	$3,815	$—	$351,543
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	—	55	—	55
Total liabilities	$—	$55	$—	$55

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$88,039	$—	$—	$88,039
U.S. government agencies	65,693	—	—	65,693
Corporate bonds	—	14,121	—	14,121
Commercial paper	—	7,944	—	7,944
Agency bonds	—	6,160	—	6,160
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	988	—	988
Total assets	$153,732	$29,213	$—	$182,945
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	—	1,559	—	1,559
Total liabilities	$—	$1,559	$—	$1,559
As of December 31, 2023, the fair value of our 2.25%, 0.25% and 1.25% convertible senior notes due 2025, 2027 and 2029, as further described in Note 11, Debt, was $50.5 million, $538.9 million and $333.4 million, respectively, based upon quoted market prices. We consider the fair value of the Notes to be a Level 2 measurement due to limited trading activity of the Notes.

(7)    Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	December 31,	December 31,
	2023	2022
	(in thousands)
Computer equipment and software	$26,442	$24,568
Furniture and fixtures	10,850	11,823
Leasehold improvements (1)	56,151	66,180
Total	93,443	102,571
Less accumulated depreciation	(53,801)	(44,680)
Property and equipment, net	$39,642	$57,891
(1) As of December 31, 2023, leasehold improvements with a net book value of $8.6 million were recorded as an impairment of long-lived assets related to certain idle office space at our corporate headquarters in Boston, Massachusetts and idle office space in Los Angeles, California, and Toronto, Canada. Refer to Note 12, Leases, for further details on the impairment of long-lived assets.
We recorded depreciation expense of $14.0 million, $13.6 million and $12.3 million in 2023, 2022 and 2021, respectively.
(8)    Goodwill and Intangibles
Goodwill was $536.4 million and $515.6 million as of December 31, 2023 and December 31, 2022, respectively. There were no goodwill impairment charges in 2023, 2022 or 2021. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2021	$515,258
IntSights acquisition adjustments	373
Balance at December 31, 2022	$515,631
Minerva acquisition	20,720
Balance at December 31, 2023	$536,351
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

	Weighted- Average Estimated Useful Life (years)	As of December 31, 2023			As of December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.4	$135,355	$(77,031)	$58,324	$122,555	$(58,645)	$63,910
Customer relationships	4.5	12,000	(7,755)	4,245	12,000	(5,146)	6,854
Trade names	3.1	2,619	(2,379)	240	2,619	(1,874)	745
Total acquired intangible assets		$149,974	$(87,164)	$62,810	$137,174	$(65,665)	$71,509
Internal-use software	3.0	55,371	(23,635)	31,736	43,002	(13,242)	29,760
Total intangible assets		$205,345	$(110,799)	$94,546	$180,176	$(78,907)	$101,269
Intangible assets are expensed on a straight-line basis over the useful life of the asset. Amortization expense was $31.9 million, $27.5 million and $21.2 million in 2023, 2022 and 2021, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of December 31, 2023 was as follows (in thousands):

2024	$30,880
2025	26,795
2026	17,220
2027	6,806
2028	1,600
2029 and thereafter	3,531
Total	$86,832
The table above excludes the impact of $7.7 million of capitalized internal-use software costs for projects that have not been completed as of December 31, 2023, and therefore, we have not determined the useful life of the software, nor have all the costs associated with these projects been incurred. For the year ended December 31, 2023, we recorded a $3.5 million impairment of capitalized internal-use software costs to research and development expense in our consolidated statement of operations for projects that have been discontinued and will not be placed into service.
(9)    Deferred Contract Acquisitions and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Beginning balance	$103,075	$87,165
Capitalization of contract acquisition and fulfillment costs	60,528	51,054
Amortization of deferred contract acquisition and fulfillment costs	(41,994)	(35,144)
Ending balance	$121,609	$103,075

(10)    Derivative and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of eighteen months or less, and as of December 31, 2023 and December 31, 2022, outstanding forward contracts had a total notional value of $49.5 million and $44.9 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the years ended December 31, 2023 and 2022, all cash flow hedges were considered effective. Refer to Note 6, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
(11)    Debt
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

The 2025 Notes, the 2027 Notes and the 2029 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures between the Company, as issuer, and U.S. Trust Company, Bank National Association, as trustee (the “Indentures”). The total net proceeds from the 2025 Notes, the 2027 Notes and the 2029 Notes offerings, after deducting initial purchase discounts and debt issuance costs, were $222.8 million, $585.0 million and $292.0 million, respectively.
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
As of December 31, 2023, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders.
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
The net carrying amount of the Notes as of December 31, 2023 and December 31, 2022 was as follows (in thousands):

	2025 Notes			2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2022	$229,992	$(3,480)	$226,512	$600,000	$(10,564)	$589,436	$—	$—	$—
Issuance	—	—	—	—	—	—	300,000	(7,909)	292,091
Partial repurchase	(184,000)	2,010	(181,990)	—	—	—	—	—	—
Amortization of debt issuance costs	—	1,066	1,066	—	2,487	2,487	—	394	394
Balance at December 31, 2023	$45,992	$(404)	$45,588	$600,000	$(8,077)	$591,923	$300,000	$(7,515)	$292,485
Interest expense related to the Notes was as follows (in thousands):

	Year Ended December 31,
	2023				2022			2021
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	Total	2023 Notes	2025 Notes	2027 Notes	Total
Contractual interest expense	$3,795	$1,500	$1,167	$6,462	$5,174	$1,502	$6,676	$950	$5,175	$1,164	$7,289
Amortization of debt issuance costs	1,066	2,487	394	3,947	1,425	2,468	3,893	$498	$1,384	$1,948	$3,830
Induced conversion expense	53,889	—	—	53,889	—	—	—	2,740	—	—	2,740
Total interest expense	$58,750	$3,987	$1,561	$64,298	$6,599	$3,970	$10,569	$4,188	$6,559	$3,112	$13,859

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
As of December 31, 2023, we did not have any outstanding borrowings and we were in compliance with all covenants under the Credit Agreement.
As of December 31, 2023, we had a total of $8.8 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing available under our Credit Agreement.
(12)    Leases
Our leases primarily relate to office facilities that have remaining terms of up to 8.3 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within 4 years. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating lease costs	$16,776	$19,829
Short-term lease costs	1,259	1,820
Variable lease costs	8,219	8,941
Total lease costs	$26,254	$30,590
Supplemental balance sheet information related to the operating leases was as follows:

	As of December 31, 2023	As of December 31, 2022
Weighted average remaining lease term (in years) - operating leases	5.7	6.6
Weighted average discount rate - operating leases	6.4%	6.2%
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$19,999	$17,572
ROU assets obtained in exchange for new lease obligations	$8,119	$10,327

Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$18,714
2025	20,923
2026	18,331
2027	17,543
2028	18,075
2029 and thereafter	19,938
Total lease payments	$113,524
Less: imputed interest	(18,942)
Total	$94,582

During the year ended December 31, 2023, we determined that triggering events occurred which indicated that the carrying value of our right-of-use (“ROU”) and other lease-related assets related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts as well as idle office spaces located in Plano, Texas, Los Angeles, California, and Toronto, Canada may not be fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the asset groups taking into consideration the time period it will take to obtain sublessees, the applicable discount rate and the anticipated sublease income and calculated the corresponding impairment loss. We used prices and other relevant information generated by recent market transactions involving similar or comparable assets, as well as our historical experience in real estate transactions. In the year ended December 31, 2023, we recorded impairment losses of $30.8 million, respectively, related to these idle office spaces. consisting of $22.2 million, related to ROU assets and $8.6 million related to leasehold improvements associated with these leased office spaces.
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
As of December 31, 2023, the shares of common stock authorized to be issued under the 2015 Plan totaled 22,574,131 and there were 5,146,498 shares of common stock available for grant.
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

Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options and purchase rights issued under our employee stock purchase plan was classified in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$10,700	$10,367	$6,491
Research and development	38,022	49,940	46,622
Sales and marketing	29,325	31,217	23,828
General and administrative	30,034	28,378	25,638
Total stock-based compensation expense	$108,081	$119,902	$102,579
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2023, 2022 and 2021 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the years ended December 31, 2023, 2022, and 2021 we recognized stock-based compensation expense related to such bonuses in the amount of $1.6 million, $1.0 million and $4.7 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of December 31, 2023, 2022 and 2021. For employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during 2023, 2022, and 2021 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2020	2,941,914	$32.43
Granted	1,957,794	92.74
Vested	(1,610,517)	47.00
Forfeited	(510,314)	66.67
Unvested balance as of December 31, 2021	2,778,877	74.40
Granted	2,327,216	86.78
Vested	(1,481,333)	69.80
Forfeited	(623,317)	85.93
Unvested balance as of December 31, 2022	3,001,443	83.88
Granted	2,304,140	41.76
Vested	(1,453,713)	71.28
Forfeited	(1,137,444)	67.81
Unvested balance as of December 31, 2023	2,714,426	$61.60
As of December 31, 2023, the unrecognized compensation expense related to our unvested RSUs and PSUs was $145.1 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.1 years.

In February 2023, our Compensation Committee awarded 173,103 PSUs that required the achievement of an annualized recurring revenue (“ARR”) target for the 2023 full-year to earn any payout and include a non-GAAP operating income margin modifier. In addition, the portion of the PSUs that are earned would be capped at a maximum of 200% of the target level payout and if certain ARR or non-GAAP operating income margin goals were not met, no PSUs will be earned. The PSUs have a performance period of one year and the earned PSUs will vest in three equal installments following each of the first, second and third anniversary of the vesting commencement date, subject to the participant’s continuous service as of each such date. The 2023 targets for these PSUs were not met and therefore no stock-based compensation expense was recorded in 2023 related to these PSUs.
(c)Stock Options
The following tables summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,933,013	$10.07		$154,816
Granted	—	—
Exercised	(521,326)	8.26		$49,522
Forfeited/cancelled	(300)	7.73
Outstanding as of December 31, 2021	1,411,387	10.74		$150,951
Granted	—	—
Exercised	(479,223)	6.92		$20,764
Forfeited/cancelled	(38)	21.15
Outstanding as of December 31, 2022	932,126	12.70		$19,837
Granted	—	—
Exercised	(215,856)	14.14		$6,519
Forfeited/cancelled	—	—
Outstanding as of December 31, 2023	716,270	12.26	1.97	$32,115
Vested and exercisable as of December 31, 2023	716,270	$12.26	1.97	$32,115
The total fair value of stock options vested in 2022 and 2021 was $0.1 million, and $0.6 million, respectively. All outstanding stock options were fully vested as of December 31, 2022.
(d)Employee Stock Purchase Plan
The number of shares reserved and available for issuance under our 2015 Employee Stock Purchase Plan (“ESPP”) automatically increases each January 1, beginning on January 1, 2016, by 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 (known as the “evergreen” provision) or such lesser number of shares as determined by our board of directors. As of December 31, 2023, the shares of common stock authorized to be issued under the ESPP totaled 4,752,999 and there were 2,751,211 shares of common stock available for grant.
Under the ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common shares at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.
The fair value of shares issued under our ESPP is estimated on the grant date using the Black-Scholes option pricing model. The expected term represents the term from the first day of the offering period to the purchase dates within each offering period. The expected volatility is based on the historical volatilities of our own common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon securities with maturities consistent with the estimated expected term. We have not paid dividends on our common stock nor do we expect to pay dividends in the foreseeable future.

The following table reflects the assumptions used in the Black-Scholes option pricing model to calculate the expense related to the ESPP:

Year Ended December 31,
	2023	2022	2021
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	47 - 68%	37 - 57%	31 - 48%
Risk-free interest rate	4.5 – 5.5%	0.1 – 4.0%	0.5 – 0.7%
Expected dividend yield	—	—	—
Grant date fair value per share	$11.70 – $20.07	$15.50 – $29.58	$20.32 –$34.98
The following table provides the number of common shares issued to employees, the purchase prices and aggregate proceeds for the purchase dates in the years ended December 31, 2023, 2022 and 2021:

	September 15, 2023		March 15, 2023		September 15, 2022	March 15, 2022	September 15, 2021	March 15, 2021

Common shares issued	152,419		177,886		218,314	80,747	73,676	147,837
Purchase prices	$33.78		$34.71		$45.31	$67.59 and $81.37	$52.60 and $67.59	$28.39 and $52.60
Aggregate proceeds	$5.1	million	$6.1	million	$6.2 million	$5.7 million	$4.8 million	$4.5 million

(14)    Income Taxes
Loss before income taxes included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
United States	$(136,637)	$(109,381)	$(106,281)
Foreign	(13,141)	(12,924)	(29,632)
Loss before income taxes	$(149,778)	$(122,305)	$(135,913)
Income tax expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
Federal	$428	$1	$124
State and local	1,361	243	177
Foreign	3,317	3,608	9,690
Total current tax expense	5,106	3,852	9,991
Deferred:
Federal	9	10	10
State and local	2	2	2
Foreign	(5,635)	(1,452)	418
Total deferred tax (benefit) expense	(5,624)	(1,440)	430
Income tax expense	$(518)	$2,412	$10,421
The reconciliation of the federal statutory rate of 21% to the effective income tax rate for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.5)	(0.1)	(0.1)
Permanent differences	(0.9)	(0.2)	(0.2)
Stock-based compensation	(7.0)	(2.4)	14.2
Federal research and development credit	0.9	1.4	1.4
Foreign rate differential	0.3	0.1	(0.5)
Change in valuation allowance	(3.2)	(24.8)	(36.0)
Excess officers' compensation	(1.7)	(3.1)	(5.9)
Tax rate change	(3.4)	7.8	11.2
Induced conversion expense	(9.5)	—	(0.6)
Tax reserves	(0.1)	(0.2)	(3.8)
Prior year true-ups	5.2	(0.3)	(0.1)
Capital gain on sale	—	—	(7.0)
Other	(0.8)	(1.1)	(1.2)
Effective income tax rate	0.3%	(1.9)%	(7.6)%
Net deferred tax assets and liabilities, as set forth in the table below, reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	As of December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Accruals and reserves	$335	$109
Net operating loss carryforwards	137,706	166,173
Deferred revenue	15,726	9,597
Depreciation	836	3,258
Research and development credits	14,116	11,047
Capitalized research and development	63,234	40,253
Operating lease liabilities	24,012	25,134
Stock-based compensation	9,113	9,072
Tax credits	1,148	1,148
Other	1,170	1,918
Gross deferred tax assets	$267,396	$267,709
Valuation allowance	(231,661)	(230,205)
Total deferred tax assets	$35,735	$37,504
Deferred tax liabilities:
Intangible assets	$—	$—
Operating lease ROU assets	(11,307)	(20,159)
Convertible senior notes	—	—
Deferred contract acquisition and fulfillment costs	(24,251)	(22,664)
Other	(65)	(55)
Total deferred tax liabilities	$(35,623)	$(42,878)
Net deferred tax liabilities	$112	$(5,374)
Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. We have included the impact of this provision, which results in additional deferred tax assets of approximately $63.2 million and $37.1 million as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, we have evaluated the need for a valuation allowance on our deferred tax assets. In making this determination, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The valuation allowance increased by $1.5 million for the year ended December 31, 2023. Due to our history of generating losses, we continue to record a valuation allowance against our net deferred tax assets in the United States and U.K. In addition to the United States, we have recognized valuation allowance against a net deferred tax asset in Israel. Based on our assessment of future profitability in Ireland, we have released a portion of valuation allowance in respect of our deferred tax assets.
As of December 31, 2023, we had federal and state net operating loss (“NOL”) carryforwards in the United States of $346.5 million and $293.5 million, respectively. Of these amounts, $332.7 million of federal and a portion of state NOLs can be carried forward indefinitely. The remaining NOLs expire at various dates beginning in 2024. We had foreign NOL carryforwards of $241.6 million that can be carried forward indefinitely. We also had federal, state and foreign research and development credit carryforwards of $7.2 million, $3.1 million and $3.8 million as of December 31, 2023, respectively. These credit carryforwards expire at various dates beginning in 2024.
As of December 31, 2023, our ability to utilize NOLs remains limited under IRC Sections 382 and 383 due to an ownership change we experienced in January 2018. We will not be precluded from realizing the NOL carryforwards and tax credits but may be limited in the amount we could utilize in any given tax year in the event that the federal and state taxable income exceeds the limitation imposed by Section 382. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.
We file income tax returns in all jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal, state, and foreign tax authorities, where applicable. The statute of limitations for these jurisdictions is generally three to seven years. However, to the extent we utilize net operating losses or other similar carryforward attributes such as credits, the statute remains open to the extent of the net operating losses or credits that are utilized. We are currently under tax examination in the state of Massachusetts for tax years 2021 through 2022 and in Israel for tax years 2016 through 2019.
We have established reserves to provide for additional income taxes that management believes will more likely than not be due in future years. The reserves have been established based upon our assessment of the potential exposure. Our reserve for unrecognized income tax benefits of $5.0 million remained unchanged from December 31, 2022. We recorded $0.2 million of interest in 2023 related to uncertain tax positions. During the next twelve months, the Company does not expect any change to its uncertain tax positions other than the accrual of interest in the normal course of business.
We plan to permanently reinvest the undistributed earnings of our foreign subsidiaries. If we repatriate these earnings, we may be required to pay U.S. state and local taxes, as well as foreign withholding taxes.

(15)    Net Loss Per Share
The following table summarizes the computation of basic and diluted net loss per share of our common stock for the years ended December 31, 2023 and 2022 :

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(149,260)	$(124,717)	$(146,334)
Denominator:
Weighted-average common shares outstanding, basic and diluted	60,756,087	58,552,065	55,270,998
Net loss per share, basic and diluted	$(2.46)	$(2.13)	$(2.65)
We intend to settle any conversion of our 2025 Notes, 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the years ended December 31, 2023 and 2022, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
In connection with the issuance of the 2023 Notes, the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into 2023 Capped Calls, 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. As further described in Note 11, Debt, the 2023 Capped Calls were not redeemed with the redemption of the 2023 Notes. The 2025 Capped Calls were not redeemed with the partial repurchase of the 2025 Notes and remain outstanding.
As of December 31, 2023 and 2022, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our unaudited consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Options to purchase common stock	716,270	932,126	1,411,387
Unvested restricted stock units	2,983,020	3,001,443	2,778,877
Common stock issued in conjunction to acquisitions	115,051	74,627	273,473
Shares to be issued under ESPP	103,778	106,965	36,831
Convertible senior notes	11,183,611	9,572,955	9,573,087
Total	15,101,730	13,688,116	14,073,655

(16)    Commitments and Contingencies
(a)Purchase Obligations
As of December 31, 2023, we have non-cancellable firm purchase commitments relating to cloud infrastructure services, including with Amazon Web Services (“AWS”), and software subscriptions.

The following table presents details of the future non-cancellable purchase commitments under these agreements as of December 31, 2023 (in thousands):

2024	$134,329
2025	41,493
2026	6,265
2027	3,613
2028 and thereafter	—
Total	$185,700

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
(17)    Employee Benefit Plan
In December 2008, we established a discretionary 401(k) plan in which all full-time U.S. employees above the age 18 are eligible to participate after they have been employed for us for 90 days following the applicable date of hire. Matching contributions to the 401(k) plan can be made at our discretion. In 2023, 2022 and 2021, we made discretionary contributions of $4.3 million, $4.3 million and $3.6 million, respectively, to the plan.
(18)    Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.

Net revenues by geographic area presented based upon the location of the customer are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
United States	$579,025	$515,894	$414,856
Other	198,682	169,189	120,548
Total	$777,707	$685,083	$535,404
Property and equipment, net by geographic area is presented in the table below:

	As of December 31, 2023	As of December 31, 2022
	(in thousands)
United States	$27,609	$41,570
Other	12,033	16,321
Total	$39,642	$57,891

(19)    Restructuring
On August 7, 2023, our board of directors approved a restructuring plan that was designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities and key growth opportunities (collectively, the “Restructuring Plan”). The Restructuring Plan included a reduction of the Company’s workforce by approximately 16%.
In 2023, we incurred $22.2 million of restructuring charges which were recorded within restructuring in the condensed consolidated statements of operations. In addition, we incurred $1.3 million of stock-based compensation expense related to acceleration of share-based awards.
As of December 31, 2023, the restructuring liability accrued but not paid totaled $3.8 million, which is included within accrued expenses in the condensed consolidated balance sheets. The execution of the Restructuring Plan was substantially complete as of December 31, 2023 and we expect the remaining restructuring liability to be paid by the end of the first quarter of 2024.
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
In 2023, we permanently closed certain idle office spaces in Plano, Texas, Los Angeles, California and Toronto, Canada, which resulted in an impairment loss of $3.6 million. Refer to Note 12, Leases, for further details on the impairment of long-lived assets.
The following table presents the activity of the restructuring liability for the year ended December 31, 2023:

Restructuring Liability
(in thousands)
Balance at December 31, 2022	$—
Charges	22,227
Payments	(18,463)
Balance at December 31, 2023	$3,764
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2023, our internal control over financial reporting was effective.
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
During the three months ended December 31, 2023, several of our executive officers, as set forth below, adopted or terminated a contract, instruction or written plan for the purchase or sale of Rapid7 securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Position	Action	Adoption or Transaction Date	Type of Trading Arrangement	Number of Shares of Common Stock to be Sold	Expiration Date
Andrew Burton, Chief Operating Officer (1)	Adoption	December 13, 2023	Rule 10b5-1*	70,675**	12/31/2024***
Tim Adams, Chief Financial Officer	Adoption	November 28, 2023	Rule 10b5-1*	15,000**	11/28/2024***
Corey Thomas,Chief Executive Officer (2)	Adoption	December 13, 2023	Rule 10b5-1*	296,842**	12/13/2024***
(1) The selling start date under Mr. Burton's 10b5-1 Plan adopted on December 13, 2023 is contingent on the completion or expiration of his previously adopted plan.
(2) Mr. Thomas' plan includes the sale of 30,842 shares that were gifted to the Ancore Foundation, Inc., a charitable foundation of which Mr. Thomas is a director.

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

During the year ended December 31, 2023, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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

3.1
Amended and Restated Certificate of Incorporation of Rapid7, Inc., as of June 3, 2020 (incorporated by reference Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on August 10, 2020).

3.2
Amended and Restated Bylaws of Rapid7, Inc., as of June 3, 2020 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 10, 2020).

4.1	Form of common stock certificate of Rapid7, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed on July 6, 2015).
4.2
Indenture, dated as of August 13, 2018, between Rapid7 Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (file No. 001-37496), filed on August 13, 2018).

4.3	Form of 1.25% Convertible Senior Notes due 2023 (included in Exhibit 4.2).
4.4 *	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.5
Indenture, dated as of May 1, 2020, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on May 4, 2020).

4.6	Form of Global Note, representing Rapid7, Inc.’s 2.25% Convertible Senior Notes due 2025 (included in Exhibit 4.5).
4.7
Indenture, dated as of March 19, 2021, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on March 19, 2021).

4.8	Form of Global Note, representing Rapid7, Inc.’s 0.25% Convertible Senior Notes due 2027 (included in Exhibit 4.7).
4.9
Indenture, dated as of September 8, 2023, by and between Rapid7, Inc. and U.S. Bank Trust Company. National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on September 8, 2023).

4.10	Form of Global Note, representing Rapid7, Inc.’s 1.25% Convertible Senior Notes due 2029 (included in Exhibit 4.9).
10.1	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on August 13, 2018).
10.2
Purchase Agreement, dated April 28, 2020, by and between Rapid7, Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on May 4, 2020).

10.3	Form of Capped Call Transactions (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on May 4, 2020).

10.4
Purchase Agreement, dated March 16, 2021, by and between Rapid7, Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on March 19, 2021).

10.5	Form of Confirmation for Capped Call Transactions. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on March 19, 2021).
10.6
Purchase Agreement, dated September 5, 2023, by and between Rapid7, Inc., Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on September 5, 2023).

10.7	Form of Confirmation for Capped Call Transactions. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on September 5, 2023).
10.8
Credit and Security Agreement, dated as of April 23, 2020, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on April 28, 2020, and incorporated herein by reference).

10.9
Merger Agreement, dated as of April 24, 2020, by and between Rapid7, Inc., Rapid7 LLC, Stratus Acquisition, Inc., Divvy Cloud Corporation and Fortis Advisors LLC. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on April 28, 2020).

10.10
First Amendment Agreement, dated as of May 29, 2020, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on August 10, 2020).

10.11
Second Amendment Agreement, dated as of December 22, 2021, by and among Rapid7, Inc., Rapid7 LLC, KeyBank National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed on February 24, 2022).

10.12+
2011 Stock Option and Grant Plan and Forms of Stock Option Agreement, Stock Option Exercise Notice and Restricted Stock Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed on June 11, 2015).

10.13+	Rapid7, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file No. 001-37496), filed on July 19, 2021)
10.14+
Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Agreement under the Rapid7, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed on July 6, 2015).

10.15+	Rapid7, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on October 13, 2015).
10.16+
Form of Indemnification Agreement by and between Rapid7, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed on March 10, 2016).

10.17
Stock Purchase Agreement, dated July 16, 2021, by and between Rapid7, Inc., Rapid7 International Holdings Limited, IntSights Cyber Intelligence Ltd., the Sellers and Shareholder Representative Services LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on July 19, 2021).

10.18
Lease dated November 16, 2017 between Podium Developer LLC and Rapid7, Inc (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on November 16, 2017).

10.19
Lease dated July 19, 2019 between Office Tower Developer LLC and Rapid7, Inc (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File no. 001-37496), filed with the Securities and Exchange Commission on July 25, 2019).

10.20
First Amendment to Lease, dated as of September 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on November 5, 2020).

10.21
Second Amendment to Lease, dated as of November 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File no. 001-37496), filed on February 26, 2021).

10.22
Third Amendment to Lease, dated as of February 5, 2021 by and between Office Tower Developer LLC and Rapid7, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File no. 001-37496), filed on February 26, 2021).

10.23+	Rapid7, Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on February 2, 2017).

10.24+
Employment Agreement, dated as of January 3, 2013, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed on June 11, 2015).

10.25+
Amendment to Employment Agreement, dated as of April 4, 2016, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016).

10.26+
Second Amendment to Employment Agreement, dated as of March 24, 2017, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on May 10, 2017).

10.27+
Third Amendment to Employment Agreement, dated as of August 7, 2023, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.28+
Offer Letter Agreement, dated as of October 3, 2016, by and between Rapid7, Inc. and Andrew Burton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on October 4, 2016).

10.29+
Offer Letter, dated as of November 23, 2021, by and between Rapid7, Inc. and Tim Adams (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on November 29, 2021).

10.30+
Severance and Equity Award Vesting Acceleration Letter, dated as of March 28, 2017, by and between Rapid7, Inc. and Andrew Burton (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on May 10, 2017).

10.31+
Severance and Equity Award Vesting Acceleration Agreement, dated as of August 8, 2023, by and between Rapid7, Inc. and Andrew Burton (incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.32+
Severance and Equity Award Vesting Acceleration Agreement, dated as of August 30, 2023, by and between Rapid7, Inc. and Tim Adams (incorporated by reference to Exhibit 10.3 on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.33+
Severance and Equity Award Vesting Acceleration Agreement, dated as of August 8, 2023, by and between Rapid7, Inc. and Christina Luconi (incorporated by reference to Exhibit 10.4 on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.34+*	Form of Performance Stock Unit Agreement under the Rapid7 2015 Equity Incentive Plan.

Exhibit Number	Description

21.1*	List of subsidiaries of Rapid7, Inc.
23.1*	Consent of KPMG, LLP.
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Compensation Recoupment Policy, dated as of October 19, 2023.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID7, INC.

Date: February 26, 2024	By:	/s/ Corey E. Thomas
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

Name	Title	Date
/s/ Corey E. Thomas	Chief Executive Officer and Director	February 26, 2024
Corey E. Thomas	(Principal Executive Officer)

/s/ Tim Adams	Chief Financial Officer	February 26, 2024
Tim Adams	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Berry	Director	February 26, 2024
Michael Berry

/s/ Marc Brown	Director	February 26, 2024
Marc Brown

/s/ Judy Bruner	Director	February 26, 2024
Judy Bruner

/s/ Benjamin Holzman	Director	February 26, 2024
Benjamin Holzman

/s/ Christina Kosmowski	Director	February 26, 2024
Christina Kosmowski

/s/ J. Benjamin Nye	Director	February 26, 2024
J. Benjamin Nye

/s/ Thomas Schodorf	Director	February 26, 2024
Thomas Schodorf

/s/ Reeny Sondhi	Director	February 26, 2024
Reeny Sondhi