Form 10-Q
period 2024-03-31
Rapid7, Inc.
filed 2024-05-08
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of April 30, 2024, there were 62,324,547 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RAPID7, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$198,716	$213,629
Short-term investments	213,001	169,544
Accounts receivable, net of allowance for credit losses of $970 and $951 at March 31, 2024 and December 31, 2023, respectively	124,595	164,862
Deferred contract acquisition and fulfillment costs, current portion	47,003	45,008
Prepaid expenses and other current assets	42,552	41,407
Total current assets	625,867	634,450
Long-term investments	52,454	56,171
Property and equipment, net	37,266	39,642
Operating lease right-of-use assets	53,036	54,693
Deferred contract acquisition and fulfillment costs, non-current portion	75,287	76,601
Goodwill	536,351	536,351
Intangible assets, net	88,844	94,546
Other assets	19,368	12,894
Total assets	$1,488,473	$1,505,348
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,516	$15,812
Accrued expenses and other current liabilities	60,605	85,025
Operating lease liabilities, current portion	14,257	13,452
Deferred revenue, current portion	437,687	455,503
Total current liabilities	524,065	569,792
Convertible senior notes, net	931,001	929,996
Operating lease liabilities, non-current portion	77,069	81,130
Deferred revenue, non-current portion	29,207	32,577
Other long-term liabilities	13,580	10,032
Total liabilities	$1,574,922	$1,623,527
Stockholders’ deficit:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	$—	$—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 62,838,127 and 62,283,630 shares issued at March 31, 2024 and December 31, 2023, respectively; 62,268,548 and 61,714,051 shares outstanding at March 31, 2024 and December 31, 2023, respectively	623	617
Treasury stock, at cost, 569,579 shares at March 31, 2024 and December 31, 2023	(4,765)	(4,765)
Additional paid-in-capital	925,661	894,630
Accumulated other comprehensive (loss) income	(221)	1,344
Accumulated deficit	(1,007,747)	(1,010,005)
Total stockholders’ deficit	(86,449)	(118,179)
Total liabilities and stockholders’ deficit	$1,488,473	$1,505,348
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Product subscriptions	$196,918	$173,772
Professional services	8,183	9,402
Total revenue	205,101	183,174
Cost of revenue:
Product subscriptions	54,655	48,188
Professional services	6,248	7,811
Total cost of revenue	60,903	55,999
Total gross profit	144,198	127,175
Operating expenses:
Research and development	40,990	46,346
Sales and marketing	72,805	80,587
General and administrative	19,835	24,207
Total operating expenses	133,630	151,140
Income (loss) from operations	10,568	(23,965)
Other income (expense), net:
Interest income	4,720	1,668
Interest expense	(2,670)	(2,717)
Other income (expense), net	(1,435)	(307)
Income (loss) before income taxes	11,183	(25,321)
Provision for income taxes	8,925	594
Net income (loss)	$2,258	$(25,915)
Net income (loss) per share, basic	$0.04	$(0.43)
Net income (loss) per share, diluted	$0.03	$(0.43)
Weighted-average common shares outstanding, basic	61,907,808	59,888,119
Weighted-average common shares outstanding, diluted	74,021,704	59,888,119
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$2,258	$(25,915)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	(629)	192
Adjustment for net losses realized on cash flow hedges and included in net income (loss), net of taxes	(381)	641
Total change in unrealized (losses) gains on cash flow hedges	(1,010)	833
Change unrealized (losses) gains on investments	(555)	378
Total other comprehensive (loss) income	(1,565)	1,211
Comprehensive income (loss)	$693	$(24,704)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)
Three Months Ended March 31, 2024 and 2023
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	61,714	$617	570	$(4,765)	$894,630	$1,344	$(1,010,005)	$(118,179)
Stock-based compensation expense	—	—	—	—	26,487	—	—	26,487
Issuance of common stock under employee stock purchase plan	148	2	—	—	5,044	—	—	5,046
Vesting of restricted stock units	325	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(29)	—	—	—	(1,764)	—	—	(1,764)
Issuance of common stock upon exercise of stock options	111	1	—	—	1,267	—	—	1,268
Other comprehensive loss	—	—	—	—	—	(1,565)	—	(1,565)
Net income	—	—	—	—	—	—	2,258	2,258
Balance, March 31, 2024	62,269	$623	570	$(4,765)	$925,661	$(221)	$(1,007,747)	$(86,449)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	59,720	$597	487	$(4,764)	$746,249	$(1,411)	$(860,745)	$(120,074)
Stock-based compensation expense	—	—	—	—	29,518	—	—	29,518
Issuance of common stock under employee stock purchase plan	178	2	—	—	6,172	—	—	6,174
Vesting of restricted stock units	359	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(25)	—	—	—	(1,267)	—	—	(1,267)
Issuance of common stock upon exercise of stock options	16	—	—	—	181	—	—	181
Issuance of common stock in relation to an acquisition	74	1	—	—	(1)	—	—	—
Repurchase of common stock issued in relation to acquisition	—	—	83	(1)	1	—	—	—
Other comprehensive gain	—	—	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	—	—	(25,915)	(25,915)
Balance, March 31, 2023	60,322	$603	570	$(4,765)	$780,850	$(200)	$(886,660)	$(110,172)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,258	$(25,915)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,348	11,050
Amortization of debt issuance costs	1,053	994
Stock-based compensation expense	24,893	29,373
Deferred income taxes	1,840	—
Other	(203)	995
Changes in assets and liabilities:
Accounts receivable	39,529	35,805
Deferred contract acquisition and fulfillment costs	(679)	(2,240)
Prepaid expenses and other assets	(1,223)	(5,567)
Accounts payable	(4,190)	(2,744)
Accrued expenses	(24,890)	(23,951)
Deferred revenue	(21,186)	(12,062)
Other liabilities	2,520	104
Net cash provided by operating activities	31,070	5,842
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(34,033)
Purchases of property and equipment	(620)	(2,285)
Capitalization of internal-use software	(2,916)	(4,776)
Purchases of investments	(93,158)	(4,883)
Sales and maturities of investments	55,000	35,800
Net cash used in investing activities	(41,694)	(10,177)
Cash flows from financing activities:
Payments related to business acquisitions	—	(2,250)
Taxes paid related to net share settlement of equity awards	(1,764)	(1,267)
Proceeds from employee stock purchase plan	5,046	6,174
Proceeds from stock option exercises	1,080	181
Net cash provided by financing activities	4,362	2,838
Effect of exchange rate changes on cash ,cash equivalents and restricted cash	(1,493)	(33)
Net decrease in cash, cash equivalents and restricted cash	(7,755)	(1,530)
Cash, cash equivalents and restricted cash, beginning of period	214,130	207,804
Cash, cash equivalents and restricted cash, end of period	$206,375	$206,274
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$2,698	$750
Cash paid for income taxes, net of refunds	$2,352	$166
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$198,716	$205,757
Restricted cash included in other assets and prepaid expenses and other current assets	7,659	517
Total cash, cash equivalents and restricted cash	$206,375	$206,274
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 26, 2024.
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Restricted Cash
As of March 31, 2024, we had $7.7 million of restricted cash recorded on our condensed consolidated balance sheet in prepaid expenses and other current assets and other assets in letters of credit outstanding as collateral for certain office space leases.
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

Product Subscriptions
Product subscriptions consists primarily of revenue from our cloud-based subscription, managed services offerings, term software licenses, content subscriptions and maintenance and support associated with our software licenses.
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
Professional Services
All of our professional services are considered distinct performance obligations when sold stand alone or with other products. The majority of our professional services contracts have terms of one year or less. For the majority of these contracts, revenue is recognized over time based upon the proportion of work performed to date.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended March 31, 2024 and 2023, we recognized revenue of $179.3 million and $163.4 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of March 31, 2024 and December 31, 2023, unbilled receivables of $2.5 million and $1.1 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of March 31, 2024 and December 31, 2023, we had no contract assets recorded on our condensed consolidated balance sheet.
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2024. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Product subscriptions	$554,573	$271,822
Professional services	16,414	8,302
Total	$570,987	$280,124

Note 3. Business Combinations
Minerva Labs Ltd.
On March 14, 2023, we acquired Minerva Labs Ltd. (“Minerva”), a leading provider of anti-evasion and ransomware prevention technology, for a purchase price with an aggregate fair value of $34.6 million. The purchase consideration consisted of $35.0 million paid in cash at closing and a $0.4 million receivable for purchase price adjustments.
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair value of net assets acquired, goodwill and intangible assets were $13.9 million, $20.7 million and $12.8 million, respectively. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible assets were not deductible for tax purposes.
In the first quarter of 2024, we sold acquired intellectual property through a non-cash intercompany transaction, which resulted in $4.6 million of current tax expense and $1.8 million of deferred tax expense in Israel.
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$265,617	$60	$(222)	$265,455
Total	$265,617	$60	$(222)	$265,455

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$222,820	$467	$(65)	$223,222
Agency bonds	2,500	—	(7)	2,493
Total	$225,320	$467	$(72)	$225,715
As of March 31, 2024, our available-for-sale investments had maturities ranging from 1 to 16 months. As of December 31, 2023, our available-for-sale investments had maturities ranging from 1 to 18 months.
For all of our investments for which the amortized cost basis was greater than the fair value at March 31, 2024 and December 31, 2023, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$116,710	$—	$—	$116,710
U.S. government agencies	265,455	—	—	265,455
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	499	—	499
Total assets	$382,165	$499	$—	$382,664
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	—	242	—	242
Total liabilities	$—	$242	$—	$242

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
Money market funds	$124,506	$—	$—	$124,506
U.S. government agencies	223,222	—	—	223,222
Agency bonds	—	2,493	—	2,493
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	1,322	—	1,322
Total assets	$347,728	$3,815	$—	$351,543
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	—	55	—	55
Total liabilities	$—	$55	$—	$55
As of March 31, 2024, the fair value of our 2.25%, 0.25% and 1.25% convertible senior notes due 2025, 2027 and 2029, as further described in Note 10, Debt, was $47.1 million, $525.3 million and $304.2 million, respectively, based upon quoted market prices. We consider the fair value of the Notes (as defined in Note 10, Debt) to be a Level 2 measurement due to limited trading activity of the Notes.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Computer equipment and software	$26,955	$26,442
Furniture and fixtures	10,852	10,850
Leasehold improvements	56,158	56,151
Total	93,965	93,443
Less accumulated depreciation	(56,699)	(53,801)
Property and equipment, net	$37,266	$39,642
We recorded depreciation expense of $2.9 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively.
Note 7. Goodwill and Intangibles
Goodwill was $536.4 million as of March 31, 2024 and December 31, 2023.
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

	Weighted- Average Estimated Useful Life (years)	As of March 31, 2024			As of December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.4	$135,355	$(81,347)	$54,008	$135,355	$(77,031)	$58,324
Customer relationships	4.5	12,000	(8,407)	3,593	12,000	(7,755)	4,245
Trade names	3.1	2,619	(2,424)	195	2,619	(2,379)	240
Total acquired intangible assets		149,974	(92,178)	57,796	149,974	(87,164)	62,810
Internal-use software	3.0	58,109	(27,061)	31,048	55,371	(23,635)	31,736
Total intangible assets		$208,083	$(119,239)	$88,844	$205,345	$(110,799)	$94,546
Amortization expense was $8.4 million and $7.2 million and for the three months ended March 31, 2024 and 2023, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of March 31, 2024 was as follows (in thousands):

2024 (for the remaining nine months)	$23,643
2025	27,957
2026	18,077
2027	6,836
2028	1,600
2029 and thereafter	3,531
Total	$81,644
The table above excludes the impact of $7.0 million of capitalized internal-use software costs for projects that have not been completed as of March 31, 2024, and therefore, all the costs associated with these projects have not been incurred.

Note 8. Deferred Contract Acquisitions and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Beginning balance	$121,609	$103,075
Capitalization of contract acquisition and fulfillment costs	12,967	11,666
Amortization of deferred contract acquisition and fulfillment costs	(12,287)	(9,426)
Ending balance	$122,289	$105,315

Note 9. Derivative and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of seventeen months or less, and as of March 31, 2024 and December 31, 2023, outstanding forward contracts had a total notional value of $46.8 million and $44.9 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three months ended March 31, 2024, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
Note 10. Debt
Convertible Senior Notes
In May 2020, we issued $230.0 million aggregate principal amount of convertible senior notes due May 1, 2025 (the “2025 Notes”) in March 2021, we issued $600.0 million aggregate principal amount of convertible senior notes due March 15, 2027 (the “2027 Notes”) and in September 2023, we issued $300.0 million aggregate principal amount of convertible senior notes due March 15, 2029 (the “2029 Notes”) (collectively, the “Notes”). In September 2023, we used $201.0 million of the proceeds from the issuance of the 2029 Notes to repurchase and retire $184.0 million aggregate principal amount of the 2025 Notes and paid accrued and unpaid interest thereon. Further details of the Notes are as follows:

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
For additional details on the terms of our Notes, see Note 11, Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
As of March 31, 2024, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders.
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
Accounting for the Notes
In accounting for the issuance of the Notes, the principal less debt issuance costs are recorded as debt on our condensed consolidated balance sheet. The debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the Notes.
The net carrying amount of the Notes as of March 31, 2024 and December 31, 2023 was as follows (in thousands):

	2025 Notes			2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2023	$45,992	$(404)	$45,588	$600,000	$(8,077)	$591,923	$300,000	$(7,515)	$292,485
Amortization of debt issuance costs	—	75	75	—	620	620	—	310	310
Balance at March 31, 2024	$45,992	$(329)	$45,663	$600,000	$(7,457)	$592,543	$300,000	$(7,205)	$292,795
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended March 31,
	2024				2023
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	Total
Contractual interest expense	$259	$375	$937	$1,571	$1,294	$375	$1,669
Amortization of debt issuance costs	75	620	310	1,005	340	606	946
Total interest expense	$334	$995	$1,247	$2,576	$1,634	$981	$2,615
Capped Calls
In connection with the offering of the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2025 Capped Calls”, “2027 Capped Calls” and “2029 Capped Calls”) (collectively, the “Capped Calls”).
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

The following table sets forth other key terms and premiums paid for the Capped Calls related to each series of Notes:

	Capped Calls Entered into in Connection with the Issuance of the 2025 Notes	Capped Calls Entered into in Connection with the Issuance of the 2027 Notes	Capped Calls Entered into in Connection with the Issuance of the 2029 Notes
Initial strike price, subject to certain adjustments	$61.02	$103.38	$64.85
Cap price, subject to certain adjustments	$93.88	$159.04	$97.88
Total premium paid (in thousands)	$27,255	$76,020	$36,570
Expiration dates	March 4, 2025 - April 29, 2025	January 1, 2027 - March 11, 2027	February 13, 2029 - March 13, 2029
For accounting purposes, the 2025 Capped Calls, the 2027 Capped Calls and the 2029 Capped Calls are separate transactions, and not part of the terms of the 2025 Notes, the 2027 Notes and the 2029 Notes. The 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives.
Credit Agreement
In April 2020, we entered into a Credit and Security Agreement (the Credit Agreement), with KeyBank National Association (as amended, in December 2021) that provides for a $100.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million and an accordion feature under which we can increase the credit facility to up to $150.0 million. We incurred fees of $0.4 million in connection with entering into the Credit Agreement. The fees are recorded in other current assets on the condensed consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. The commitment fee of 0.2% per annum on the unused portion of the credit facility is expensed as incurred and included within interest expense on the condensed consolidated statement of operations. The Credit Agreement contains certain financial covenants including a requirement that we maintain specified minimum recurring revenue and liquidity amounts.
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either (i) term SOFR plus a credit spread adjustment of 0.10% per annum plus a margin of 2.50% per annum or (ii) the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum.
As of March 31, 2024, we did not have any outstanding borrowings under the Credit Agreement.
As of March 31, 2024, we had a total of $7.4 million in letters of credit outstanding as collateral for certain office space leases which reduce the amount of borrowing available under our Credit Agreement.
Note 11. Stock-Based Compensation Expense
(a)    General
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options and purchase rights issued under our employee stock purchase plan was classified in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock-based compensation expense:
Cost of revenue	2,580	2,837
Research and development	7,566	10,505
Sales and marketing	6,847	7,843
General and administrative	7,900	8,188
Total stock-based compensation expense	$24,893	$29,373
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally three to four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2024 and 2023 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the three months ended March 31, 2024 and 2023, we recognized stock-based compensation expense related to such bonuses in the amount of

$0.1 million, and $0.7 million, based on the probable expected performance against the pre-established corporate financial objectives as of March 31, 2024 and 2023. For employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the three months ended March 31, 2024 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2023	2,714,426	63.02
Granted	1,840,322	55.22
Vested	(325,113)	61.01
Forfeited	(245,501)	66.14
Unvested balance as of March 31, 2024	3,984,134	$59.52
As of March 31, 2024, the unrecognized compensation expense related to our unvested RSUs and PSUs was $214.7 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.3 years.
In January 2024, our Compensation Committee awarded 279,570 PSUs that required the achievement of net annualized recurring revenue (“Net ARR”) and Adjusted EBITDA targets for the 2024 full-year to earn any payout. Net ARR is defined as the change in the annual value of all recurring revenue related to contracts in place at year end. In addition, the portion of the PSUs that are earned would be capped at a maximum of 200% of the target level payout and if certain net ARR or Adjusted EBITDA goals were not met, no PSUs will be earned. The PSUs have a performance period of one year and the earned PSUs will vest in three equal installments following each of the first, second and third anniversary of the vesting commencement date, subject to the participant’s continuous service as of each such date. In the three months ended March 31, 2024, we recorded $0.9 million of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.
(c)Stock Options
The following tables summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	716,270	12.26	1.97	$32,115
Granted	—	—
Exercised	(111,034)	11.42		$4,450
Forfeited/cancelled	(450)	7.73
Outstanding as of March 31, 2024	604,786	12.42	1.95	$22,146
Vested and exercisable as of March 31, 2024	604,786	12.42	1.95	$22,146
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
On March 15, 2024, we issued shares of common stock to employees, with a purchase price of either $33.78 or $39.78 per share, for aggregate proceeds of $5.0 million.

Note 12. Net Income (Loss) per Share
The following table summarizes the computation of basic and diluted net income (loss) per share of our common stock for the three months March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$2,258	$(25,915)
Denominator:
Weighted-average common shares outstanding, basic	61,907,808	59,888,119
Weighted-average common shares outstanding, diluted	74,021,704	59,888,119
Net income (loss) per share, basic	$0.04	$(0.43)
Net income (loss) per share, diluted	$0.03	$(0.43)
We intend to settle any conversion of our 2025 Notes, 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the three months ended March 31, 2024 and 2023, the shares underlying the Notes were not considered in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.
In connection with the issuance of the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive. As further described in Note 10, Debt, the 2025 Capped Calls were not redeemed with the partial repurchase of the 2025 Notes and remain outstanding.
As of March 31, 2024 and 2023, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our unaudited condensed consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	604,786	915,314
Unvested restricted stock units	3,984,134	4,246,259
Common stock issued in conjunction to acquisitions	36,923	148,473
Shares to be issued under ESPP	15,902	31,793
Convertible senior notes	11,183,611	9,572,955
Total	15,825,356	14,914,794

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
Net revenues by geographic area presented based upon the location of the customer are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
North America	$157,340	$137,111
Rest of world	47,761	46,063
Total	$205,101	$183,174
Property and equipment, net by geographic area was as follows:

	As of March 31, 2024	As of December 31, 2023
	(in thousands)
North America	$25,949	$27,609
Rest of world	11,317	12,033
Total	$37,266	$39,642

Note 15. Restructuring
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
In the three months ended March 31, 2024, the execution of the Restructuring Plan was completed and we recorded $(0.2) million of restructuring charges within general and administrative expense in the condensed consolidated statements of operations.
As of March 31, 2024, the restructuring liability accrued but not paid totaled $0.1 million, which is included within accrued expenses in the condensed consolidated balance sheets.
The following table presents the activity of the restructuring liability for the year ended March 31, 2024:

Restructuring Liability
(in thousands)
Balance at December 31, 2023	$3,764
Charges	(190)
Payments	(3,441)
Balance at March 31, 2024	$133

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the SEC on February 26, 2024. Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Special Note Regarding Forward-Looking Statements”.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of March 31, 2024, we had over 11,000 customers in 148 countries, including 47% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three months ended March 31, 2024 or 2023.
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

•Licensed on-premise software consists of term licenses. When licensed on-premise software is purchased, maintenance and support and content subscriptions, as applicable, are bundled with the license for the term period. Our Nexpose and Metasploit products are offered through term software licenses with an option for one or multi-year terms. Our maintenance and support provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide them with real-time access to the latest vulnerabilities and exploits.
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
For the three months ended March 31, 2024 and 2023, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 96%, and 95%, respectively, of total revenue.
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

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Total revenue	$205,101	$183,174
Year-over-year growth	12.0%	16.4%
Non-GAAP income from operations	$40,285	$10,993
Non-GAAP operating margin	19.6%	6.0%
Free cash flow	$27,534	$(1,219)

	As of March 31,
	2024	2023
	(dollars in thousands)
Annualized recurring revenue (“ARR”)	$807,196	$727,853
Year-over-year growth	10.9%	16.1%
Number of customers	11,462	11,034
Year-over-year growth	3.9%	6.0%
ARR per customer	$70.4	$66.0
Year-over-year growth	6.8%	9.5%
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
Annualized Recurring Revenue and Growth. Annualized Recurring Revenue (“ARR”) is defined as the annual value of all recurring revenue related to contracts in place at the end of the quarter. ARR should be viewed independently of revenue and deferred revenue, as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates and does not include revenue reported as professional services revenue in our consolidated statement of operations. We use ARR and believe it is useful to investors as a measure of the overall success of our business.
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
Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide investors with certain non-GAAP financial measures, including non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per share, adjusted EBITDA and free cash flow. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt issuance costs and certain other items such as acquisition-related expenses, restructuring expense and discrete tax items. Non-GAAP net income per basic and diluted share is calculated as non-GAAP net income divided by the weighted average shares used to compute net income per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
•Discrete tax items. We exclude certain discrete tax items such as income tax expenses or benefits that are not related to ongoing business operations in the current year and adjustments to uncertain tax position reserves as these charges are not indicative of our ongoing operating results, and they are not considered when we are forecasting our future results.
•Restructuring expense. We exclude non-ordinary course restructuring expenses related to the restructuring plan we announced in August 2023, which was concluded in the three months ended March 31, 2024 (the "Restructuring Plan") because we do not believe these charges are indicative of our core operating performance and we believe the exclusion of the restructuring expense provides a more useful comparison of our performance in different periods. For further information see Note 15, Restructuring, in the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
We define adjusted EBITDA as net income before (1) interest income, (2) interest expense, (3) other income (expense), net, (4) provision for income taxes, (5) depreciation expense, (6) amortization of intangible assets, (7) stock-based compensation expense, (8) acquisition-related expenses and (9) restructuring expense. We believe that the use of adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
GAAP total gross profit	$144,198	$127,175
Stock-based compensation expense	2,580	2,837
Amortization of acquired intangible assets	4,317	4,375
Non-GAAP total gross profit	$151,095	$134,387

	Three Months Ended March 31,
	2024	2023
	(in thousands)
GAAP gross profit – product subscriptions	$142,263	$125,584
Stock-based compensation expense	2,219	2,123
Amortization of acquired intangible assets	4,317	4,375
Non-GAAP gross profit – product subscriptions	$148,799	$132,082

	Three Months Ended March 31,
	2024	2023
	(in thousands)
GAAP gross profit – professional services	$1,935	$1,591
Stock-based compensation expense	361	714
Non-GAAP gross profit – professional services	$2,296	$2,305
The following table reconciles GAAP income (loss) from operations to non-GAAP income from operations for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
GAAP income (loss) from operations	$10,568	$(23,965)
Stock-based compensation expense	24,893	29,373
Amortization of acquired intangible assets	5,014	5,222
Acquisition-related expenses	—	363
Restructuring expense(1)	(190)	—
Non-GAAP income from operations	$40,285	$10,993

(1) For the three months ended March 31, 2024, restructuring expense was recorded within general and administrative expense in our condensed consolidated statement of operations.

The following table reconciles GAAP net income (loss) to non-GAAP net income for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share data)
GAAP net income (loss)	$2,258	$(25,915)
Stock-based compensation expense	24,893	29,373
Amortization of acquired intangible assets	5,014	5,222
Acquisition-related expenses	—	363
Amortization of debt issuance costs	1,053	994
Restructuring expense	(190)	—
Discrete tax items	6,360	—
Non-GAAP net income	$39,388	$10,037
Interest expense of convertible senior notes (1)	1,571	375
Numerator for non-GAAP earnings per share calculation	$40,959	$10,412

Weighted average shares used in GAAP earnings per share calculation, basic	61,907,898	59,888,119
Dilutive effect of convertible senior notes (1)	11,183,611	5,803,831
Dilutive effect of employee equity incentive plans (2)	930,195	708,176
Weighted average shares used in non-GAAP earnings per share calculation, diluted	74,021,704	66,400,126

Non-GAAP net income per share:
Basic	$0.64	$0.17
Diluted	$0.55	$0.16

(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. On an if-converted basis, for the three months ended March 31, 2024, the 2025 Notes, the 2027 Notes and the 2029 Notes were dilutive. On an if-converted basis, for the three months ended March 31, 2023, the 2027 Notes were dilutive and the 2025 Notes were anti-dilutive.

(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net income (loss) to adjusted EBITDA for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
GAAP net income (loss)	$2,258	$(25,915)
Interest income	(4,720)	(1,668)
Interest expense	2,670	2,717
Other (income) expense, net	1,435	307
Provision for income taxes	8,925	594
Depreciation expense	2,908	3,837
Amortization of intangible assets	8,440	7,213
Stock-based compensation expense	24,893	29,373
Acquisition-related expenses	—	363
Restructuring expense	(190)	—
Adjusted EBITDA	$46,619	$16,821
The following table reconciles net cash provided by operating activities to free cash flow for the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$31,070	$5,842
Less: Purchases of property and equipment	(620)	(2,285)
Less: Capitalized internal-use software costs	(2,916)	(4,776)
Free cash flow	$27,534	$(1,219)
Components of Results of Operations
Revenue
We generate revenue primarily from selling products and professional services through a variety of delivery models to meet the needs of our diverse customer base.
Product subscriptions
We generate product subscriptions revenue from the sale of (1) cloud-based subscriptions, (2) managed services offerings, which utilize our products and (3) software licenses with related maintenance and support and content subscription, as applicable. Software license revenue consists of revenues from term licenses. When software licenses are purchased, maintenance and support and content subscription, as applicable, is bundled with the license for the term period.
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

Cost of Product Subscriptions
Cost of product subscriptions consists of personnel and related costs for our content, support, managed service and cloud operations teams, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead costs. Also included in cost of products are software license fees, cloud computing costs and internet connectivity expenses directly related to delivering our products, amortization of contract fulfillment costs, as well as amortization of certain intangible assets including internally developed software.
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

Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative expenses and restructuring. Operating expenses include overhead costs for depreciation, facilities, IT, information security and recruiting. Our IT overhead costs include IT personnel compensation costs and costs associated with our IT infrastructure. All overhead costs are allocated based on relative headcount.
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

Results of Operations

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	$196,918	$173,772
Professional services	8,183	9,402
Total revenue	205,101	183,174
Cost of revenue:(1)
Product subscriptions	54,655	48,188
Professional services	6,248	7,811
Total cost of revenue	60,903	55,999
Operating expenses:(1)
Research and development	40,990	46,346
Sales and marketing	72,805	80,587
General and administrative	19,835	24,207
Total operating expenses	133,630	151,140
Income (loss) from operations	10,568	(23,965)
Interest income	4,720	1,668
Interest expense	(2,670)	(2,717)
Other income (expense), net	(1,435)	(307)
Income (loss) before income taxes	11,183	(25,321)
Provision for income taxes	8,925	594
Net income (loss)	$2,258	$(25,915)
(1) Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,580	$2,837
Research and development	7,566	10,505
Sales and marketing	6,847	7,843
General and administrative	7,900	8,188
Total stock-based compensation expense	$24,893	$29,373

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$8,300	$7,086
Research and development	859	1,168
Sales and marketing	1,733	2,067
General and administrative	456	729
Total depreciation and amortization expense	$11,348	$11,050

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Condensed Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	96.0%	94.9%
Professional services	4.0	5.1
Total revenue	100.0	100.0
Cost of revenue:
Product subscriptions	26.7	26.3
Professional services	3.0	4.3
Total cost of revenue	29.7	30.6
Operating expenses:
Research and development	20.0	25.3
Sales and marketing	35.4	44.0
General and administrative	9.7	13.2
Total operating expenses	65.1	82.5
Income (loss) from operations	5.2	(13.1)
Interest income	2.3	0.9
Interest expense	(1.3)	(1.5)
Other income (expense), net	(0.7)	(0.1)
Income (loss) before income taxes	5.5	(13.8)
Provision for income taxes	4.4	0.3
Net income (loss)	1.1%	(14.1)%
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenue:
Product subscriptions	$196,918	$173,772	$23,146	13.3%
Professional services	8,183	9,402	(1,219)	(13.0)%
Total revenue	$205,101	$183,174	$21,927	12.0%
Total revenue increased by $21.9 million in the three months ended March 31, 2024 compared to the same period in 2023. The $21.9 million increase in revenue consisted of a $1.9 million increase in revenue from new customers and a $20.0 million increase in revenue from existing customers. The $20.0 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in the three months ended March 31, 2024 compared to the same period in 2023 was comprised of $13.4 million generated from sales in North America and $8.5 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue:
Product subscriptions	$54,655	$48,188	$6,467	13.4%
Professional services	6,248	7,811	(1,563)	(20.0)%
Total cost of revenue	$60,903	$55,999	$4,904	8.8%
Gross margin %:
Product subscriptions	72.2%	72.3%
Professional services	23.6%	16.9%
Total gross margin %	70.3%	69.4%
Total cost of revenue increased by $4.9 million in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a $6.1 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue, a $1.4 million increase in amortization expense for capitalized internally-developed software and a $0.5 million increase in other expenses. These increases were partially offset by a $3.1 million decrease in personnel costs, inclusive of a $0.3 million decrease in stock-based compensation expense, resulting from a decrease in headcount due to our Restructuring Plan.
Total gross margin percentage increased for the three months ended March 31, 2024 compared to the same period in 2023. The products subscriptions gross margin was consistent year-over-year. The increase in professional services gross margin for the three months ended March 31, 2024 was primarily due to a decrease in personnel costs.
Operating Expenses
Research and Development Expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$40,990	$46,346	$(5,356)	(11.6)%
% of revenue	20.0%	25.3%
Research and development expense decreased by $5.4 million in the three months ended three months ended March 31, 2024 compared to the same period in 2023, primarily due to a $5.4 million decrease in personnel costs, inclusive of a $2.9 million decrease in stock-based compensation expense, resulting from a decrease in headcount due to our Restructuring Plan.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Sales and marketing	$72,805	$80,587	$(7,782)	(9.7)%
% of revenue	35.4%	44.0%
Sales and marketing expense decreased by $7.8 million in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a $6.3 million decrease in personnel costs, inclusive of a $1.0 million decrease in stock-based compensation expense, resulting from a decrease in headcount due to our Restructuring Plan and a $1.5 million decrease in marketing and advertising expenses.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative	$19,835	$24,207	$(4,372)	(18.1)%
% of revenue	9.7%	13.2%
General and administrative expense decreased by $4.4 million in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a $2.9 million decrease in personnel costs, inclusive of a $0.3 million decrease in stock-based compensation expense, resulting from a decrease in headcount due to our Restructuring Plan, as well as a $1.5 million decrease in other expenses.
Interest Income

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$4,720	$1,668	$3,052	183.0%
% of revenue	2.3%	0.9%
Interest income increased by $3.1 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to an increase in interest rates.
Interest Expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest expense	$(2,670)	$(2,717)	$47	(1.7)%
% of revenue	(1.3)%	(1.5)%
Interest expense was consistent in the three months ended March 31, 2024 compared to the same period in 2023.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Other income (expense), net	$(1,435)	$(307)	$(1,128)	367.4%
% of revenue	(0.7)%	(0.2)%
Other income (expense), net increased by $1.1 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to increases in realized and unrealized foreign currency losses, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$8,925	$594	$8,331	1,402.5%
% of revenue	4.4%	0.3%
Provision for income taxes increased by $8.3 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily due to $6.4 million of tax expense recorded for an intercompany sale of intellectual property as part of post-acquisition strategy related to the acquisition of Minerva Lab Ltd. and an increase in domestic taxes.

Liquidity and Capital Resources
As of March 31, 2024, we had $198.7 million in cash and cash equivalents, $265.5 million in investments that have maturities ranging from one to sixteen months and an accumulated deficit of $1.0 billion. Since our inception, we have generated significant losses and we may generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, investments, cash flow provided by operating activities and our Credit and Security Agreement (the “Credit Agreement”). To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
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
Cash Flows
The following table shows a summary of our cash flows for the years ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$214,130	$207,804
Net cash provided by operating activities	31,070	5,842
Net cash used in investing activities	(41,694)	(10,177)
Net cash provided by financing activities	4,362	2,838
Effects of exchange rates on cash, cash equivalents and restricted cash	(1,493)	(33)
Cash, cash equivalents and restricted cash at end of period	$206,375	$206,274
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $31.1 million of cash and cash equivalents in the three months ended March 31, 2024, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net income of $2.3 million and a decrease in our net operating assets and liabilities of $10.1 million, offset by non-cash charges of $38.9 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a decrease in deferred revenue and the timing of payments of operating expenses, including payout of annual bonuses and year-end commissions and other compensation costs and accounts payable, partially offset by a decrease in accounts receivable due to an increase in cash collections from our customers.
Operating activities provided $5.8 million of cash and cash equivalents in the three months ended March 31, 2023, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net loss of $25.9 million and a decrease in our net operating assets and liabilities of $10.7 million, offset by non-cash charges of $42.4 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a decrease in deferred revenue and the timing of payments of operating expenses, including payout of annual bonuses and year-end commissions and other compensation costs and accounts payable, partially offset by a decrease in accounts receivable due to an increase in cash collections from our customers.
Investing Activities
Investing activities used $41.7 million of cash in the three months ended March 31, 2024, consisting of $38.2 million in purchases of investments, net of sales/maturities, $2.9 million for capitalization of internal-use software costs and $0.6 million in capital expenditures to purchase computer equipment and leasehold improvements.
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
Financing Activities
Financing activities provided $4.4 million of cash in the three months ended March 31, 2024, which consisted primarily of $5.0 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.1 million in proceeds from the exercise of stock options, partially offset by $1.7 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $2.8 million of cash in the three months ended March 31, 2023, which consisted primarily of $6.2 million in proceeds from the issuance of common stock purchased by employees under the ESPP and $0.2 million in proceeds from the exercise of stock options, partially offset by $2.3 million in payments related to the acquisition of IntSights and $1.3 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
As of March 31, 2024, there were no additional material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024 (the “Annual Report”).
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of March 31, 2024 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of March 31, 2024, we had cash and cash equivalents of $198.7 million consisting of bank deposits and money market funds and investments of $265.5 million consisting of U.S. government agencies. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of March 31, 2024, the fair values of our 2025 Notes, 2027 Notes and 2029 Notes were $47.1 million, $525.3 million and $304.2 million , respectively.
As of March 31, 2024, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of March 31, 2024, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part 1, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 (the “Annual Report”). Our operations and financial results are subject to various risks and uncertainties that, if they materialize, could adversely affect our business, financial condition and results of operations. In that event, the trading price of our common stock could decline. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

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
During the three months ended March 31, 2024, the executive officers set forth below terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

Name and Position	Action	Adoption or Transaction Date	Type of Trading Arrangement	Number of Shares of Common Stock to be Sold	Expiration Date
Christina Luconi, Chief People Officer	Adoption	March 6, 2024	Rule 10b5-1*	50,692**	03/06/2025***
Tim Adams, Chief Financial Officer	Adoption	March 6, 2024	Rule 10b5-1*	10,037*	12/31/2024***

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

During the year ended March 31, 2024, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.
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

RAPID7, INC.

Date: May 8, 2024	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer
(Principal Financial Officer)