Form 10-Q
period 2024-06-30
Rapid7, Inc.
filed 2024-08-07
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 31, 2024, there were 62,734,157 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RAPID7, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$236,975	$213,629
Short-term investments	205,671	169,544
Accounts receivable, net of allowance for credit losses of $1,380 and $951 at June 30, 2024 and December 31, 2023, respectively	143,671	164,862
Deferred contract acquisition and fulfillment costs, current portion	48,880	45,008
Prepaid expenses and other current assets	39,194	41,407
Total current assets	674,391	634,450
Long-term investments	51,434	56,171
Property and equipment, net	34,884	39,642
Operating lease right-of-use assets	50,645	54,693
Deferred contract acquisition and fulfillment costs, non-current portion	74,693	76,601
Goodwill	536,351	536,351
Intangible assets, net	84,019	94,546
Other assets	20,176	12,894
Total assets	$1,526,593	$1,505,348
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$12,820	$15,812
Accrued expenses and other current liabilities	67,242	85,025
Convertible senior notes, current portion, net	45,737	—
Operating lease liabilities, current portion	15,592	13,452
Deferred revenue, current portion	437,222	455,503
Total current liabilities	578,613	569,792
Convertible senior notes non-current portion, net	886,272	929,996
Operating lease liabilities, non-current portion	73,425	81,130
Deferred revenue, non-current portion	27,512	32,577
Other long-term liabilities	13,691	10,032
Total liabilities	$1,579,513	$1,623,527
Stockholders’ deficit:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	$—	$—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 63,271,273 and 62,283,630 shares issued at June 30, 2024 and December 31, 2023, respectively; 62,701,694 and 61,714,051 shares outstanding at June 30, 2024 and December 31, 2023, respectively	627	617
Treasury stock, at cost, 569,579 shares at June 30, 2024 and December 31, 2023	(4,765)	(4,765)
Additional paid-in-capital	951,621	894,630
Accumulated other comprehensive (loss) income	(851)	1,344
Accumulated deficit	(999,552)	(1,010,005)
Total stockholders’ deficit	(52,920)	(118,179)
Total liabilities and stockholders’ deficit	$1,526,593	$1,505,348
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Product subscriptions	$200,067	$181,701	$396,985	$355,473
Professional services	7,924	8,721	16,107	18,123
Total revenue	207,991	190,422	413,092	373,596
Cost of revenue:
Product subscriptions	54,982	51,148	109,637	99,336
Professional services	5,866	7,016	12,114	14,827
Total cost of revenue	60,848	58,164	121,751	114,163
Total gross profit	147,143	132,258	291,341	259,433
Operating expenses:
Research and development	40,056	50,762	81,046	97,108
Sales and marketing	77,795	83,036	150,600	163,623
General and administrative	22,412	22,888	42,247	47,095
Impairment of long-lived assets	—	27,231	—	27,231
Total operating expenses	140,263	183,917	273,893	335,057
Income (loss) from operations	6,880	(51,659)	17,448	(75,624)
Other income (expense), net:
Interest income	5,221	1,787	9,941	3,455
Interest expense	(2,673)	(2,773)	(5,343)	(5,490)
Other expense, net	(695)	(13,268)	(2,130)	(13,575)
Income (loss) before income taxes	8,733	(65,913)	19,916	(91,234)
Provision for income taxes	538	869	9,463	1,463
Net income (loss)	$8,195	$(66,782)	$10,453	$(92,697)
Net income (loss) per share, basic	$0.13	$(1.10)	$0.17	$(1.54)
Net income (loss) per share, diluted	$0.11	$(1.10)	$0.14	$(1.54)
Weighted-average common shares outstanding, basic	62,496,289	60,470,396	62,201,182	60,180,954
Weighted-average common shares outstanding, diluted	74,250,360	60,470,396	74,135,121	60,180,954
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$8,195	$(66,782)	$10,453	$(92,697)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	(329)	447	(958)	639
Adjustment for net (gains)/losses realized on cash flow hedges and included in net income (loss), net of taxes	(92)	(61)	(473)	580
Total change in unrealized (losses) gains on cash flow hedges	(421)	386	(1,431)	1,219
Change in unrealized (losses) gains on investments	(209)	64	(764)	442
Total other comprehensive (loss) income	(630)	450	(2,195)	1,661
Comprehensive income (loss)	$7,565	$(66,332)	$8,258	$(91,036)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)
Three Months Ended June 30, 2024 and 2023
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	62,269	$623	570	$(4,765)	$925,661	$(221)	$(1,007,747)	$(86,449)
Stock-based compensation expense	—	—	—	—	27,155	—	—	27,155
Vesting of restricted stock units	457	5	—	—	(5)	—	—	—
Shares withheld for employee taxes	(33)	—	—	—	(1,326)	—	—	(1,326)
Issuance of common stock upon exercise of stock options	9	—	—	—	135	—	—	135
Other comprehensive loss	—	—	—	—	—	(630)	—	(630)
Net income	—	—	—	—	—	—	8,195	8,195
Balance, June 30, 2024	62,702	$628	570	$(4,765)	$951,620	$(851)	$(999,552)	$(52,920)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	60,322	$603	570	$(4,765)	$780,850	$(200)	$(886,660)	$(110,172)
Stock-based compensation expense	—	—	—	—	31,276	—	—	31,276
Vesting of restricted stock units	442	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(28)	—	—	—	(1,324)	—	—	(1,324)
Issuance of common stock upon exercise of stock options	171	2	—	—	2,499	—	—	2,501
Issuance of common stock in relation to an acquisition	33	—	—	—	—	—	—	—
Reclassification of 2023 capped calls from equity to derivative asset	—	—	—	—	33,029	—	—	33,029
Other comprehensive gain	—	—	—	—	—	450	—	450
Net loss	—	—	—	—	—	—	(66,782)	(66,782)
Balance, June 30, 2023	60,940	$609	570	$(4,765)	$846,326	$250	$(953,442)	$(111,022)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)
Six Months Ended June 30, 2024 and 2023
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	61,714	$617	570	$(4,765)	$894,630	$1,344	$(1,010,005)	$(118,179)
Stock-based compensation expense	—	—	—	—	53,642	—	—	53,642
Issuance of common stock under employee stock purchase plan	148	2	—	—	5,044	—	—	5,046
Vesting of restricted stock units	782	8	—	—	(8)	—	—	—
Shares withheld for employee taxes	(62)	—	—	—	(3,090)	—	—	(3,090)
Issuance of common stock upon exercise of stock options	120	1	—	—	1,402	—	—	1,403
Other comprehensive loss	—	—	—	—	—	(2,195)	—	(2,195)
Net income	—	—	—	—	—	—	10,453	10,453
Balance, June 30, 2024	62,702	$628	570	$(4,765)	$951,620	$(851)	$(999,552)	$(52,920)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	59,720	$597	487	$(4,764)	$746,249	$(1,411)	$(860,745)	$(120,074)
Stock-based compensation expense	—	—	—	—	60,794	—	—	60,794
Issuance of common stock under employee stock purchase plan	178	2	—	—	6,172	—	—	6,174
Vesting of restricted stock units	801	7	—	—	(7)	—	—	—
Shares withheld for employee taxes	(53)	—	—	—	(2,591)	—	—	(2,591)
Issuance of common stock upon exercise of stock options	187	2	—	—	2,680	—	—	2,682
Issuance of common stock in relation to an acquisition	107	1	—	—	(1)	—	—	—
Repurchase of common stock in relation to acquisition	—	—	83	(1)	1	—	—	—
Reclassification of 2023 capped calls from equity to derivative asset	—	—	—	—	33,029	—	—	33,029
Other comprehensive gain	—	—	—	—	—	1,661	—	1,661
Net loss	—	—	—	—	—	—	(92,697)	(92,697)
Balance, June 30, 2023	60,940	$609	570	$(4,765)	$846,326	$250	$(953,442)	$(111,022)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$10,453	$(92,697)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,219	22,879
Amortization of debt issuance costs	2,108	2,020
Stock-based compensation expense	52,302	61,068
Impairment of long-lived assets	—	27,231
Change in fair value of derivative assets	—	12,660
Deferred income taxes	1,840	—
Other	(1,352)	4,423
Changes in assets and liabilities:
Accounts receivable	19,990	15,110
Deferred contract acquisition and fulfillment costs	(1,964)	(5,963)
Prepaid expenses and other assets	430	1,400
Accounts payable	(3,021)	(1,282)
Accrued expenses	(18,391)	(11,968)
Deferred revenue	(23,346)	1,783
Other liabilities	2,660	483
Net cash provided by operating activities	63,928	37,147
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(34,841)
Purchases of property and equipment	(900)	(3,704)
Capitalization of internal-use software	(6,289)	(9,081)
Purchases of investments	(157,967)	(80,257)
Sales and maturities of investments	130,001	65,700
Other investing activities	360	—
Net cash used in investing activities	(34,795)	(62,183)
Cash flows from financing activities:
Payments related to business acquisitions	—	(2,250)
Taxes paid related to net share settlement of equity awards	(3,089)	(2,591)
Proceeds from employee stock purchase plan	5,046	6,174
Proceeds from stock option exercises	1,404	2,682
Net cash provided by financing activities	3,361	4,015
Effect of exchange rate changes on cash ,cash equivalents and restricted cash	(2,076)	(337)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,418	(21,358)
Cash, cash equivalents and restricted cash, beginning of period	214,130	207,804
Cash, cash equivalents and restricted cash, end of period	$244,548	$186,446
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$3,215	$3,337
Cash paid for income taxes, net of refunds	$5,505	$1,221
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$236,975	$185,929
Restricted cash included in other assets and prepaid expenses and other current assets	7,573	517
Total cash, cash equivalents and restricted cash	$244,548	$186,446
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
The consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Restricted Cash
As of June 30, 2024, we had $7.6 million of restricted cash recorded on our condensed consolidated balance sheet in prepaid expenses and other current assets and other assets in letters of credit outstanding as collateral for certain office space leases.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended June 30, 2024 and 2023, we recognized revenue of $179.0 million and $164.9 million, respectively, and for the six months ended June 30, 2024 and 2023, we recognized $310.8 million and $288.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of June 30, 2024 and December 31, 2023, unbilled receivables of $2.4 million and $1.1 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of June 30, 2024 and December 31, 2023, we had no contract assets recorded on our condensed consolidated balance sheet.
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2024. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Product subscriptions	$560,247	$272,911
Professional services	16,155	6,999
Total	$576,402	$279,910

Note 3. Business Combinations
Minerva Labs Ltd.
On March 14, 2023, we acquired Minerva Labs Ltd. (“Minerva”), a leading provider of anti-evasion and ransomware prevention technology, for a purchase price with an aggregate fair value of $34.6 million. The purchase consideration consisted of $35 million paid in cash at closing and a $(0.4) million receivable for purchase price adjustments.
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
In the first quarter of 2024, we sold acquired intellectual property through a non-cash intercompany transaction, which for the three and six months ended June 30, 2024 resulted in $4.6 million of current tax expense and $1.8 million of deferred tax expense in Israel.
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$257,475	$3	$(373)	$257,105
Total	$257,475	$3	$(373)	$257,105

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$222,820	$467	$(65)	$223,222
Agency bonds	2,500	—	(7)	2,493
Total	$225,320	$467	$(72)	$225,715
As of June 30, 2024, our available-for-sale investments had maturities ranging from 1 to 15 months. As of December 31, 2023, our available-for-sale investments had maturities ranging from 1 to 18 months.
For all of our investments for which the amortized cost basis was greater than the fair value at June 30, 2024 and December 31, 2023, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
U.S. government agencies	$257,105	$—	$—	$257,105
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	1,662	—	1,662
Total assets	$257,105	$1,662	$—	$258,767
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	—	419	—	419
Total liabilities	$—	$419	$—	$419

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
U.S. government agencies	$223,222	$—	$—	$223,222
Agency bonds	—	2,493	—	2,493
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	1,322	—	1,322
Total assets	$223,222	$3,815	$—	$227,037
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	—	55	—	55
Total liabilities	$—	$55	$—	$55
Cash and cash equivalents are excluded from the table above as carrying amounts reported in our condensed consolidated balance sheet equal or approximate fair value. As of June 30, 2024, the fair value of our 2.25%, 0.25% and 1.25% convertible senior notes due 2025, 2027 and 2029, as further described in Note 10, Debt, was $45.1 million, $536.2 million and $282.9 million, respectively, based upon quoted market prices. We consider the fair value of the Notes (as defined in Note 10, Debt) to be a Level 2 measurement due to limited trading activity of the Notes.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Computer equipment and software	$27,355	$26,442
Furniture and fixtures	10,823	10,850
Leasehold improvements	56,151	56,151
Total	94,328	93,443
Less accumulated depreciation	(59,444)	(53,801)
Property and equipment, net	$34,884	$39,642
Depreciation expense was $2.8 million and $3.7 million for the three months ended June 30, 2024 and 2023, respectively, and $5.7 million and $7.6 million for the six months ended June 30, 2024 and 2023, respectively.
Note 7. Goodwill and Intangibles
Goodwill was $536.4 million as of June 30, 2024 and December 31, 2023.
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

	Weighted- Average Estimated Useful Life (years)	As of June 30, 2024			As of December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	5.4	$135,355	$(85,360)	$49,995	$135,355	$(77,031)	$58,324
Customer relationships	4.5	12,000	(9,059)	2,941	12,000	(7,755)	4,245
Trade names	3.1	2,619	(2,469)	150	2,619	(2,379)	240
Total acquired intangible assets		149,974	(96,887)	53,087	149,974	(87,164)	62,810
Internal-use software	3.0	61,380	(30,448)	30,933	55,371	(23,635)	31,736
Total intangible assets		$211,354	$(127,335)	$84,019	$205,345	$(110,799)	$94,546
Amortization expense was $8.1 million and $8.1 million for the three months ended June 30, 2024 and 2023, respectively, and $16.5 million and $15.3 million for the six months ended June 30, 2024 and 2023, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of June 30, 2024 was as follows (in thousands):

2024 (for the remaining six months)	$19,373
2025	28,630
2026	18,799
2027	7,163
2028	1,600
2029 and thereafter	3,531
Total	$79,096
The table above excludes the impact of $4.9 million of capitalized internal-use software costs for projects that have not been completed as of June 30, 2024, and therefore, all the costs associated with these projects have not been incurred.

Note 8. Deferred Contract Acquisitions and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Beginning balance	$121,609	$103,075
Capitalization of contract acquisition and fulfillment costs	27,466	25,480
Amortization of deferred contract acquisition and fulfillment costs	(25,502)	(19,517)
Ending balance	$123,573	$109,038

Note 9. Derivative and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of eighteen months or less, and as of June 30, 2024 and December 31, 2023, outstanding forward contracts had a total notional value of $42.7 million and $44.9 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three and six months ended June 30, 2024, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
Note 10. Debt
Convertible Senior Notes
In May 2020, we issued $230.0 million aggregate principal amount of convertible senior notes due May 1, 2025 (the “2025 Notes”), in March 2021, we issued $600.0 million aggregate principal amount of convertible senior notes due March 15, 2027 (the “2027 Notes”), and in September 2023, we issued $300.0 million aggregate principal amount of convertible senior notes due March 15, 2029 (the “2029 Notes”) (collectively, the “Notes”). In September 2023, we used $201.0 million of the proceeds from the issuance of the 2029 Notes to repurchase and retire $184.0 million aggregate principal amount of the 2025 Notes and paid accrued and unpaid interest thereon. Further details of the Notes are as follows:

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
As of June 30, 2024, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders.
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
The net carrying amount of the Notes as of June 30, 2024 and December 31, 2023 was as follows (in thousands):

	2025 Notes			2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2023	$45,992	$(404)	$45,588	$600,000	$(8,077)	$591,923	$300,000	$(7,515)	$292,485
Amortization of debt issuance costs	—	148	148	—	1,244	1,244	—	621	621
Balance at June 30, 2024	$45,992	$(256)	$45,736	$600,000	$(6,833)	$593,167	$300,000	$(6,894)	$293,106
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,
	2024				2023
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	Total
Contractual interest expense	$259	$375	$937	$1,571	$1,294	$375	$1,669
Amortization of debt issuance costs	73	624	311	1,008	361	619	980
Total interest expense	$332	$999	$1,248	$2,579	$1,655	$994	$2,649

	Six Months Ended June 30,
	2024				2023
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	Total
Contractual interest expense	$518	$750	$1,874	$3,142	$2,588	$750	$3,338
Amortization of debt issuance costs	148	1,244	621	2,013	701	1,224	1,925
Total interest expense	$666	$1,994	$2,495	$5,155	$3,289	$1,974	$5,263
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
As of June 30, 2024, we did not have any outstanding borrowings under the Credit Agreement.

Note 11. Stock-Based Compensation
(a)    General
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options and purchase rights issued under our employee stock purchase plan was classified in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Stock-based compensation expense:
Cost of revenue	3,126	2,984	5,706	5,821
Research and development	8,597	11,634	16,163	22,139
Sales and marketing	7,512	8,138	14,359	15,981
General and administrative	8,174	8,939	16,074	17,127
Total stock-based compensation expense	$27,409	$31,695	$52,302	$61,068
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally three to four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2024 and 2023 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During each of the three months ended June 30, 2024 and 2023, we recognized stock-based compensation expense related to such bonuses in the amount of $0.4 million, and during the six months ended June 30, 2024 and 2023, we recognized stock-based compensation expense in the amount of $0.5 million and $1.1 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of June 30, 2024 and 2023. For employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the six months ended June 30, 2024 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2023	2,714,426	$63.02
Granted	2,101,535	$53.97
Vested	(781,389)	$60.68
Forfeited	(389,590)	$61.04
Unvested balance as of June 30, 2024	3,644,982	$58.42
As of June 30, 2024, the unrecognized compensation expense related to our unvested RSUs and PSUs was $188.9 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.2 years.
In January 2024, our Compensation Committee awarded 279,570 PSUs that required the achievement of net annualized recurring revenue (“Net ARR”) and Adjusted EBITDA targets for the 2024 full-year to earn any payout. Net ARR is defined as the change in the annual value of all recurring revenue related to contracts in place at year end. In addition, the portion of the PSUs that are earned would be capped at a maximum of 200% of the target level payout and if certain net ARR or Adjusted EBITDA goals were not met, no PSUs will be earned. The PSUs have a performance period of one year and the earned PSUs will vest in three equal installments following each of the first, second and third anniversary of the vesting commencement date, subject to the participant’s continuous service as of each such date. In the three and six months ended June 30, 2024, we recorded $0.9 million and $1.8 million, respectively, of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.
(c)Stock Options
Stock option activity during the six months ended June 30, 2024 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	716,270	$12.26	1.97	$32,115
Granted	—	—
Exercised	(120,322)	$11.66		$4,667
Forfeited/cancelled	(450)	$7.73
Outstanding as of June 30, 2024	595,498	$12.39	1.69	$18,367
Vested and exercisable as of June 30, 2024	595,498	$12.39	1.69	$22,146
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

Note 12. Net Income (Loss) per Share
The following table summarizes the computation of basic and diluted net income (loss) per share of our common stock for the three months June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$8,195	$(66,782)	$10,453	$(92,697)
Denominator:
Weighted-average common shares outstanding, basic	62,496,289	60,470,396	62,201,182	60,180,954
Weighted-average common shares outstanding, diluted	74,250,360	60,470,396	74,135,121	$60,180,954
Net income (loss) per share, basic	$0.13	$(1.10)	$0.17	$(1.54)
Net income (loss) per share, diluted	$0.11	$(1.10)	$0.14	(1.54)
We intend to settle any conversion of our 2025 Notes, 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the three and six months ended June 30, 2024 and 2023, the shares underlying the Notes were not considered in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.
In connection with the issuance of the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into the 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
As of June 30, 2024 and 2023, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our unaudited condensed consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2024	2023
Options to purchase common stock	595,498	744,262
Unvested restricted stock units	3,644,982	3,838,671
Common stock issued in conjunction to acquisitions	36,923	115,041
Shares to be issued under ESPP	85,855	120,586
Convertible senior notes	11,183,611	9,572,955
Total	15,546,869	14,391,515

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
(d)Income Taxes
From time to time, we may receive income tax assessments from taxing authorities asserting additional tax liabilities owed by the Company. During the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority (“ITA”) of approximately 324 million Israeli New Shekels (approximately $87 million, based upon current exchange rates between the Israeli New Shekel and the US Dollar) related to fiscal year 2021. Based on our interpretation of the regulations and available case law, we believe that the tax positions we have taken on our filed tax return in Israel are sustainable and we intend to defend our position through all available means. As such, we have not recorded any impact of the ITA assessment in our condensed consolidated financial statements as of, and for the three and six months ended June 30, 2024. We are continuing to monitor developments related to this matter and its impact on our existing income tax reserves for all open years. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected.
Note 14. Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Net revenues by geographic area presented based upon the location of the customer are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
North America	$159,322	$149,683	$316,662	$293,564
Rest of world	48,669	40,739	96,430	80,032
Total	$207,991	$190,422	$413,092	$373,596
Property and equipment, net by geographic area was as follows:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
North America	$24,220	$27,609
Rest of world	10,664	12,033
Total	$34,884	$39,642

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
During the first quarter of 2024, the execution of the Restructuring Plan was completed and we recorded $(0.2) million of restructuring charges within general and administrative expense in the condensed consolidated statements of operations.
The following table presents the activity of the restructuring liability for the six months ended June 30, 2024:

Restructuring Liability
(in thousands)
Balance at December 31, 2023	$3,764
Charges	(190)
Payments	(3,574)
Balance at June 30, 2024	$—

Note 16. Subsequent Event
On July 3, 2024, we acquired Noetic Cyber, Inc, (“Noetic”) a provider of cyber asset attack surface management, for consideration of approximately $39.2 million, subject to customary working capital adjustments as set forth in the merger agreement, including an aggregate value of $2.3 million of our common stock to be issued to two key employees of Noetic in three installments over a 36-month period following the closing date of the transaction, subject to continued employment requirements (the “Closing Consideration”). In addition, subject to the terms of the merger agreement, we may also be required to pay additional contingent consideration of up to $20.0 million based on the achievement of certain performance targets (the “Earnout Consideration”), measured annually upon the first, second and third anniversaries of the closing date of the transaction (the “Earnout Period”). If the full $20.0 million is realized, approximately $6.9 million of the Earnout Consideration will be issued in the form of shares of our common stock subject to continued employment requirements over the Earnout Period, and the remainder will be paid in cash.

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

We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of June 30, 2024, we had over 11,000 customers in 147 countries, including 46% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for three and six months ended June 30, 2024 or 2023.
Recent Developments
On July 3, 2024, the we acquired Noetic Cyber, Inc, (“Noetic”) a provider of cyber asset attack surface management, for consideration of approximately $39.2 million subject to customary working capital adjustments as set forth in the merger agreement, including an aggregate value of $2.3 million of our common stock to be issued to two key employees of Noetic in three installments over a 36-month period following the closing date of the transaction, subject to continued employment requirements (the “Closing Consideration”). In addition, subject to the terms of the merger agreement, we may also be required to pay additional contingent consideration of up to $20.0 million based on the achievement of certain performance targets (the “Earnout Consideration”), measured annually upon the first, second and third anniversaries of the closing date of the transaction (the “Earnout Period”). If the full $20.0 million is realized, approximately $6.9 million of the Earnout Consideration will be issued in the form of shares of our common stock subject to continued employment requirements over the Earnout Period, and the remainder will be paid in cash.
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
For the three and six months ended June 30, 2024 and 2023, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 96%, and 95%, respectively, of total revenue.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Total revenue	$207,991	$190,422	$413,092	$373,596
Year-over-year growth	9.2%	13.7%	10.6%	15.0%
Non-GAAP income from operations	$39,276	$12,957	$79,561	$23,950
Non-GAAP operating margin	18.9%	6.8%	19.3%	6.4%
Free cash flow	$29,205	$25,581	$56,739	$24,362

	As of June 30,
	2024	2023
	(dollars in thousands)
Annualized recurring revenue (“ARR”)	$815,630	$750,850
Year-over-year growth	8.6%	14.1%
Number of customers	11,484	11,287
Year-over-year growth	1.7%	6.2%
ARR per customer	71.0	$66.5
Year-over-year growth	6.8%	7.4%
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
Annualized Recurring Revenue and Growth. Annualized Recurring Revenue (“ARR”) is defined as the annual value of all recurring revenue related to contracts in place at the end of the quarter. ARR should be viewed independently of revenue and deferred revenue, as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue reported as professional services revenue in our consolidated statement of operations. We use ARR and believe it is useful to investors as a measure of the overall success of our business.
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
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt issuance costs and certain other items such as acquisition-related expenses, impairment of long-lived assets, change in the fair value of derivative assets, restructuring expense and discrete tax items. Non-GAAP net income per basic and diluted share is calculated as non-GAAP net income divided by the weighted average shares used to compute net income per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
We define adjusted EBITDA as net income before (1) interest income, (2) interest expense, (3) other (income) expense, net, (4) provision for income taxes, (5) depreciation expense, (6) amortization of intangible assets, (7) stock-based compensation expense, (8) acquisition-related expenses, (9) impairment of long-lived assets and (10) restructuring expense. We believe that the use of adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
GAAP total gross profit	$147,143	$132,258	$291,341	$259,433
Stock-based compensation expense	3,126	2,984	5,706	5,821
Amortization of acquired intangible assets	4,012	4,843	8,329	9,218
Non-GAAP total gross profit	$154,281	$140,085	$305,376	$274,472

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
GAAP gross profit – product subscriptions	$145,085	$130,553	$287,348	$256,137
Stock-based compensation expense	2,677	2,269	4,896	4,392
Amortization of acquired intangible assets	4,012	4,843	8,329	9,218
Non-GAAP gross profit – product subscriptions	$151,774	$137,665	$300,573	$269,747

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
GAAP gross profit – professional services	$2,058	$1,705	$3,993	$3,296
Stock-based compensation expense	449	715	810	1,429
Non-GAAP gross profit – professional services	$2,507	$2,420	$4,803	$4,725
The following table reconciles GAAP income (loss) from operations to non-GAAP income from operations for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
GAAP income (loss) from operations	$6,880	$(51,659)	$17,448	$(75,624)
Stock-based compensation expense	27,409	31,695	52,302	61,068
Amortization of acquired intangible assets	4,709	5,690	9,723	10,912
Acquisition-related expenses	278	—	278	363
Impairment of long-lived assets	—	27,231	—	27,231
Restructuring expense(1)	—	—	(190)	—
Non-GAAP income from operations	$39,276	$12,957	$79,561	$23,950

(1) For the six months ended June 30, 2024, restructuring expense was recorded within general and administrative expense in our condensed consolidated statement of operations.
The following table reconciles GAAP net income (loss) to non-GAAP net income for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
GAAP net income (loss)	$8,195	$(66,782)	$10,453	$(92,697)
Stock-based compensation expense	27,409	31,695	52,302	61,068
Amortization of acquired intangible assets	4,709	5,690	9,723	10,912
Acquisition-related expenses	278	—	278	363
Amortization of debt issuance costs	1,055	1,026	2,108	2,020
Change in fair value of derivative assets	—	12,660	—	12,660
Impairment of long-lived assets	—	27,231	—	27,231
Restructuring expense	—	—	(190)	—
Discrete tax items	—	—	6,360	—
Non-GAAP net income	$41,646	$11,520	$81,034	$21,557
Interest expense of convertible senior notes (1)	1,571	375	3,142	750
Numerator for non-GAAP earnings per share calculation	$43,217	$11,895	$84,176	$22,307

Weighted average shares used in GAAP earnings per share calculation, basic	62,496,289	60,470,396	62,201,182	60,180,954
Dilutive effect of convertible senior notes (1)	11,183,611	5,803,831	11,183,611	5,803,831
Dilutive effect of employee equity incentive plans (2)	570,460	957,278	750,328	1,292,686
Weighted average shares used in non-GAAP earnings per share calculation, diluted	74,250,360	67,231,505	74,135,121	67,277,471

Non-GAAP net income per share:
Basic	$0.67	$0.19	$1.30	$0.36
Diluted	$0.58	$0.18	$1.14	$0.33

(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. On an if-converted basis, for the three and six months ended June 30, 2024, the 2025 Notes, the 2027 Notes and the 2029 Notes were dilutive. On an if-converted basis, for the three and six months ended June 30, 2023, the 2027 Notes were dilutive and the 2025 Notes were anti-dilutive.

(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net income (loss) to adjusted EBITDA for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
GAAP net income (loss)	$8,195	$(66,782)	$10,453	$(92,697)
Interest income	(5,221)	(1,787)	(9,941)	(3,455)
Interest expense	2,673	2,773	5,343	5,490
Other expense, net	695	13,268	2,130	13,575
Provision for income taxes	538	869	9,463	1,463
Depreciation expense	2,775	3,749	5,683	7,586
Amortization of intangible assets	8,096	8,080	16,536	15,293
Stock-based compensation expense	27,409	31,695	52,302	61,068
Acquisition-related expenses	278		278	363
Impairment of long-lived assets	—	27,231	—	27,231
Restructuring expense	—	—	(190)	—
Adjusted EBITDA	$45,438	$19,096	$92,057	$35,917
The following table reconciles net cash provided by operating activities to free cash flow for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by operating activities	$32,858	31,305	$63,928	$37,147
Less: Purchases of property and equipment	(280)	(1,419)	(900)	(3,704)
Less: Capitalized internal-use software costs	(3,373)	(4,305)	(6,289)	(9,081)
Free cash flow	$29,205	$25,581	$56,739	$24,362
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
Cost of Revenue
Our total cost of revenue consists of the costs of product subscriptions and professional services, as noted below. In addition, cost of revenue includes overhead costs for depreciation, facilities, IT, information security, and recruiting. Our IT overhead costs include IT personnel compensation costs and costs associated with our IT infrastructure. All overhead costs are allocated based on relative headcount.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	$200,067	$181,701	$396,985	$355,473
Professional services	7,924	8,721	16,107	18,123
Total revenue	207,991	190,422	413,092	373,596
Cost of revenue:(1)
Product subscriptions	54,982	51,148	109,637	99,336
Professional services	5,866	7,016	12,114	14,827
Total cost of revenue	60,848	58,164	121,751	114,163
Operating expenses:(1)
Research and development	40,056	50,762	81,046	97,108
Sales and marketing	77,795	83,036	150,600	163,623
General and administrative	22,412	22,888	42,247	47,095
Impairment of long-lived assets	—	27,231	—	27,231
Total operating expenses	140,263	183,917	273,893	335,057
Income (loss) from operations	6,880	(51,659)	17,448	(75,624)
Interest income	5,221	1,787	9,941	3,455
Interest expense	(2,673)	(2,773)	(5,343)	(5,490)
Other expense, net	(695)	(13,268)	(2,130)	(13,575)
Income (loss) before income taxes	8,733	(65,913)	19,916	(91,234)
Provision for income taxes	538	869	9,463	1,463
Net income (loss)	$8,195	$(66,782)	$10,453	$(92,697)
(1) Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$3,126	$2,984	$5,706	$5,821
Research and development	8,597	11,634	16,163	22,139
Sales and marketing	7,512	8,138	14,359	15,981
General and administrative	8,174	8,939	16,074	17,127
Total stock-based compensation expense	$27,409	$31,695	$52,302	$61,068

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$7,926	$7,947	$16,226	$15,033
Research and development	839	1,106	1,698	$2,275
Sales and marketing	1,669	2,053	3,402	$4,120
General and administrative	437	722	893	$1,451
Total depreciation and amortization expense	$10,871	$11,828	$22,219	$22,879

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Condensed Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	96.2%	95.4%	96.1%	95.1%
Professional services	3.8	4.6	3.9	4.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product subscriptions	26.4	26.8	26.5	26.6
Professional services	2.8	3.7	2.9	4.0
Total cost of revenue	29.2	30.5	29.4	30.6
Operating expenses:
Research and development	19.3	26.7	19.6	26.0
Sales and marketing	37.3	43.6	36.5	43.8
General and administrative	10.8	12.0	10.2	12.6
Impairment of long-lived assets	—	14.3	—	7.3
Total operating expenses	67.4	96.6	66.3	89.7
Income (loss) from operations	3.3	(27.1)	4.3	(20.2)
Interest income	2.5	0.9	2.4	0.9
Interest expense	(1.3)	(1.5)	(1.3)	(1.5)
Other expense, net	(0.3)	(7.0)	(0.5)	(3.6)
Income (loss) before income taxes	4.2	(34.6)	4.9	(24.4)
Provision for income taxes	0.3	0.5	2.3	0.4
Net income (loss)	3.9%	(35.1)%	2.6%	(24.8)%
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenue:
Product subscriptions	$200,067	$181,701	$18,366	10.1%
Professional services	7,924	8,721	(797)	(9.1)%
Total revenue	$207,991	$190,422	$17,569	9.2%
Total revenue increased by $17.6 million in the three months ended June 30, 2024 compared to the same period in 2023. The $17.6 million increase in revenue consisted of a $1.6 million increase in revenue from new customers and a $16.0 million increase in revenue from existing customers. The $16.0 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in the three months ended June 30, 2024 compared to the same period in 2023 was comprised of $9.6 million generated from sales in North America and $8.0 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue:
Product subscriptions	$54,982	$51,148	$3,834	7.5%
Professional services	5,866	7,016	(1,150)	(16.4)%
Total cost of revenue	$60,848	$58,164	$2,684	4.6%
Gross margin %:
Product subscriptions	72.5%	71.9%
Professional services	26.0%	19.6%
Total gross margin %	70.7%	69.4%
Total cost of revenue increased by $2.7 million in the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a $5.0 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue and a $1.0 million increase in amortization expense for capitalized internally-developed software. These increases were partially offset by a $3.0 million decrease in personnel costs, inclusive of a $0.1 million decrease in stock-based compensation expense, resulting from a decrease in headcount due to our Restructuring Plan, and a $1.0 million decrease in other expenses.
Total gross margin percentage increased for the three months ended June 30, 2024 compared to the same period in 2023. The increase in product subscriptions gross margin for the three months ended June 30, 2024 was driven by our ability to scale as our revenue continues to grow. The increase in professional services gross margin for the three months ended June 30, 2024 was primarily due to a decrease in personnel costs.
Operating Expenses
Research and Development Expense

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$40,056	$50,762	$(10,706)	(21.1)%
% of revenue	19.3%	26.7%
Research and development expense decreased by $10.7 million in the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a $7.7 million decrease in personnel costs, inclusive of a $3.0 million decrease in stock-based compensation expense, resulting from a decrease in headcount primarily due to our Restructuring Plan, and a $3.0 million decrease due to a write-off of a capitalized internal-use software project in the prior period.
Sales and Marketing Expense

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Sales and marketing	$77,795	$83,036	$(5,241)	(6.3)%
% of revenue	37.3%	43.6%
Sales and marketing expense decreased by $5.2 million in the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a $6.2 million decrease in personnel costs, inclusive of a $0.6 million decrease in stock-based compensation expense, resulting from a decrease in headcount primarily due to our Restructuring Plan, and a $0.5 million decrease in marketing and advertising expenses. These decreases were partially offset by a $1.1 million increase in other expenses.

General and Administrative Expense

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative	$22,412	$22,888	$(476)	(2.1)%
% of revenue	10.8%	12.0%
General and administrative expense decreased by $0.5 million in the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a $0.5 million decrease in stock-based compensation expense.
Impairment of Long-Lived Assets

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Impairment of long-lived assets	$—	27,231	$(27,231)	(100.0)%
% of revenue	—%	14.3%
Impairment of long-lived assets expense of $27.2 million in the three months ended June 30, 2023 was recorded after a triggering event related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts indicated that the carrying value of our right of use and other lease-related assets may not be fully recoverable.
Interest Income

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$5,221	$1,787	$3,434	192.2%
% of revenue	2.5%	0.9%
Interest income increased by $3.4 million in the three months ended June 30, 2024 compared to the same period in 2023 primarily due to an increase in interest rates.
Interest Expense

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest expense	$(2,673)	$(2,773)	$100	(3.6)%
% of revenue	(1.3)%	(1.5)%
Interest expense was consistent in the three months ended June 30, 2024 compared to the same period in 2023.
Other Expense, Net

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Other expense, net	$(695)	$(13,268)	$12,573	(94.8)%
% of revenue	(0.3)%	(0.2)%
Other expense, net decreased by $12.6 million in the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a $12.7 million expense for the change in fair value on derivative assets related to our 2023 capped calls settlement in the prior period as well as increases in realized and unrealized foreign currency gains, primarily related to the euro and British pound sterling.

Provision for Income Taxes

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$538	$869	$(331)	(38.1)%
% of revenue	4.4%	0.5%
Provision for income taxes decreased by $0.3 million in the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a decrease in taxes associated with our international operations.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenue:
Product subscriptions	$396,985	$355,473	$41,512	11.7%
Professional services	16,107	18,123	(2,016)	(11.1)%
Total revenue	$413,092	$373,596	$39,496	10.6%
Total revenue increased by $39.5 million in the six months ended June 30, 2024 compared to the same period in 2023 and consisted of a $3.5 million increase in revenue from new customers and a $36.0 million increase in revenue from existing customers. The $36.0 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in the six months ended June 30, 2024 compared to the same period in 2023 was comprised of $23.1 million generated from sales in North America and $16.4 million generated from sales from the rest of the world.

Cost of Revenue

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue:
Product subscriptions	$109,637	$99,336	$10,301	10.4%
Professional services	12,114	14,827	(2,713)	(18.3)%
Total cost of revenue	$121,751	$114,163	$7,588	6.6%
Gross margin %:
Products	72.4%	72.1%
Professional services	24.8%	18.2%
Total gross margin %	70.5%	69.4%
Total cost of revenue increased by $7.6 million in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a $11.1 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue and a $2.4 million increase in amortization expense for capitalized internally-developed software. These increases were partially offset by a $6.1 million decrease in personnel costs, inclusive of a $0.1 million decrease in stock-based compensation expense, resulting from a decrease in headcount primarily due to our Restructuring Plan, and a $1.2 million decrease in other expenses.
Total gross margin percentage increased in the six months ended June 30, 2024 compared to the same period in 2023. The increase in product subscriptions gross margin in the six months ended June 30, 2024 was driven by our ability to scale as our revenue continues to grow. The increase in professional services gross margin in the six months ended June 30, 2024 was primarily due to a decrease in personnel costs.
Operating Expenses
Research and Development Expense

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$81,046	$97,108	$(16,062)	(16.5)%
% of revenue	19.6%	26.0%
Research and development expense decreased by $16.1 million in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a $13.1 million decrease in personnel costs, inclusive of a $6.0 million decrease in stock-based compensation expense, resulting from a decrease in headcount, primarily due to our Restructuring Plan, and a $3.0 million decrease due to a write-off of a capitalized internal-use software project in the prior period.
Sales and Marketing Expense

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Sales and marketing	$150,600	$163,623	$(13,023)	(8.0)%
% of revenue	36.5%	43.8%
Sales and marketing expense decreased by $13.0 million in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a $12.4 million decrease in personnel costs, inclusive of a $1.6 million decrease in stock-based compensation expense, resulting from a decrease in headcount primarily due to our Restructuring Plan, and a $2.1 million decrease in marketing and advertising expenses. These decreases were partially offset by a $1.5 million increase in other expenses.
General and Administrative Expense

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative	$42,247	$47,095	$(4,848)	(10.3)%
% of revenue	10.2%	12.6%
General and administrative expense decreased by $4.8 million in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a $3.3 million decrease in personnel costs, inclusive of a $1.1 million decrease in stock-based compensation expense, resulting from a decrease in headcount primarily due to our Restructuring Plan, and a $2.4 million decrease in professional fees. These decreases were partially offset by a $0.9 million increase in other expenses.
Impairment of Long-Lived Assets

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Impairment of long-lived assets	$—	$27,231	$(27,231)	100.0%
% of revenue	—%	7.3%
Impairment of long-lived assets expense of $27.2 million in the six months ended June 30, 2023 was recorded after a triggering event related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts indicated that the carrying value of our right of use and other lease-related assets may not be fully recoverable.

Interest Income

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$9,941	$3,455	$6,486	187.7%
% of revenue	2.4%	0.9%
Interest income increased by $6.5 million in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase in interest rates.
Interest Expense

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest expense	$(5,343)	$(5,490)	$147	(2.7)%
% of revenue	(1.3)%	(1.5)%
Interest expense was consistent in the six months ended June 30, 2024 compared to the same period in 2023.
Other Expense, Net

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Other expense, net	$(2,130)	$(13,575)	$11,445	(84.3)%
% of revenue	(0.5)%	(3.6)%
Other expense, net decreased by $11.4 million in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to a $12.7 million expense for the change in fair value on derivative assets related to our 2023 capped calls settlement in the prior period as well as increases in realized and unrealized foreign currency gains, primarily related to the euro and British pound sterling.
Provision for Income Taxes

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$9,463	$1,463	$8,000	546.8%
% of revenue	2.3%	0.4%
Provision for income taxes increased by $8.0 million in the six months ended June 30, 2024 compared to the same period in 2023 primarily due to $6.4 million of tax expense recorded for an intercompany sale of intellectual property as part of post-acquisition strategy related to the acquisition of Minerva Lab Ltd. and an increase in domestic taxes.
Liquidity and Capital Resources
As of June 30, 2024, we had $237.0 million in cash and cash equivalents, $257.1 million in investments that have maturities ranging from one to fifteen months and an accumulated deficit of $1.0 billion. Since our inception, we have generated significant losses and we may generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, investments, cash flow provided by operating activities and our Credit and Security Agreement (the “Credit Agreement”). To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
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
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$214,130	$207,804
Net cash provided by operating activities	63,928	37,147
Net cash used in investing activities	(34,795)	(62,183)
Net cash provided by financing activities	3,361	4,015
Effects of exchange rates on cash, cash equivalents and restricted cash	(2,076)	(337)
Cash, cash equivalents and restricted cash at end of period	$244,548	$186,446
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $63.9 million of cash and cash equivalents in the six months ended June 30, 2024, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net income of $10.5 million and a decrease in our net operating assets and liabilities of $23.6 million, offset by non-cash charges of $77.1 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a decrease in deferred revenue and the timing of payments of operating expenses, including payout of annual bonuses and year-end commissions and other compensation costs and accounts payable, partially offset by a decrease in accounts receivable due to an increase in cash collections from our customers.
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
Investing Activities
Investing activities used $34.8 million of cash in the six months ended June 30, 2024, consisting of $28.0 million in purchases of investments, net of sales/maturities, $6.3 million for capitalization of internal-use software costs, and $0.9 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by proceeds of $0.4 million for other investing activities.
Investing activities used $62.2 million of cash in the six months ended June 30, 2023, consisting of $34.8 million of cash paid for the acquisition of Minerva, $9.1 million for capitalization of internal-use software costs, and $3.7 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by $14.6 million in purchases of investments, net of sales and maturities.
Financing Activities
Financing activities provided $3.4 million of cash in the six months ended June 30, 2024, which consisted primarily of $5.0 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.4 million in proceeds from the exercise of stock options, partially offset by $3.1 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $4.0 million of cash in the six months ended June 30, 2023, which consisted primarily of $6.2 million in proceeds from the issuance of common stock purchased by employees under the ESPP and $2.7 million in proceeds from the exercise of stock options, partially offset by $2.3 million in payments related to the acquisition of IntSights and $2.6 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
As of June 30, 2024, there were no additional material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024 (the “Annual Report”).
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of June 30, 2024 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of June 30, 2024, we had cash and cash equivalents of $237.0 million consisting of bank deposits and money market funds and investments of $257.1 million consisting of U.S. government agencies. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of June 30, 2024, the fair values of our 2025 Notes, 2027 Notes and 2029 Notes were $45.1 million, $536.2 million and $282.9 million, respectively.
As of June 30, 2024, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of June 30, 2024, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
Except as follows below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 (the “Annual Report”). Our operations and financial results are subject to various risks and uncertainties that, if they materialize, could adversely affect our business, financial condition and results of operations. In that event, the trading price of our common stock could decline. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
We may have exposure to greater than anticipated tax liabilities.
We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are and will continue to be subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain and the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes, and value-added taxes against us. If we are unsuccessful in sustaining our tax positions, our financial condition and results of operations would be adversely affected. For example, during the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority of approximately 324 million Israeli New Shekels in relation to the fiscal year 2021 operations of one of our subsidiaries in Israel. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected. See Note 13, Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for further information.
Our business could be negatively affected as a result of actions of activist stockholders or others.
We may be subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
None.
(b) Use of Proceeds from Initial Public Offering of Common Stock
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Our proxy statement for the 2024 Annual Meeting of Shareholders, which was filed with the Securities and Exchange Commission on April 19, 2024, contained a typographical error in the section entitled “Questions and Answers About These Proxy Materials and Voting - When are stockholder proposals and director nominations due for next year’s annual meeting?” solely related to the dates by which a shareholder must (a) provide notice to us if the shareholder would like to include a shareholder director candidate in the Company’s proxy materials for the 2025 Annual Meeting of Shareholders and (b) submit a shareholder proposal for possible inclusion in our proxy materials for the 2025 Annual Meeting of Shareholders. The corrected information is set forth below:

When are stockholder proposals and director nominations due for next year’s annual meeting?
To be considered for inclusion in next year’s proxy materials, you must submit your proposal, in writing, by December 20, 2024, to our Corporate Secretary c/o Rapid7, Inc., 120 Causeway Street, Boston, Massachusetts, 02114, and you must comply with all applicable requirements of Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Pursuant to our bylaws, if you wish to bring a proposal before the stockholders or nominate a director at the 2025 Annual Meeting of Stockholders, but you are not requesting that your proposal or nomination be included in next year’s proxy materials, you must notify our Corporate Secretary, in writing, not later than the close of business on March 14, 2025 nor earlier than the close of business on February 13, 2025. However, if our 2025 Annual Meeting of Stockholders is not held between May 14, 2024 and July 12, 2024, to be timely, notice by the stockholder must be received not earlier than the close of business on the 120th day prior to the 2025 Annual Meeting of Stockholders and not later than the close of business on the later of the 90th day prior to the 2025 Annual Meeting of Stockholders or the 10th day following the day on which public announcement of the date of the 2025 Annual Meeting of Stockholders is first made. You are also advised to review our bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.
Certain of our executive officers and directors may execute purchases and sales of our securities through Rule 10b5-1 equity trading plans and “non-Rule 10b5-1 equity trading arrangements” (as defined in Item 408(c) of Regulation S-K).
During the three months ended June 30, 2024, the executive officers set forth below terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

Name and Position	Action	Adoption or Transaction Date	Type of Trading Arrangement	Number of Shares of Common Stock to be Sold	Expiration Date
Reeny Sondhi Director	Adoption	May 30, 2024	Rule 10b5-1*	14,650 **	05/15/2025***

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

During the three months ended June 30, 2024, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.
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

RAPID7, INC.

Date: August 7, 2024	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer
(Principal Financial Officer)