Form 10-Q
period 2024-09-30
Rapid7, Inc.
filed 2024-11-07
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2024, there were 63,206,602 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RAPID7, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$222,571	$213,629
Short-term investments	221,122	169,544
Accounts receivable, net of allowance for credit losses of $1,591 and $951 at September 30, 2024 and December 31, 2023, respectively	141,891	164,862
Deferred contract acquisition and fulfillment costs, current portion	49,710	45,008
Prepaid expenses and other current assets	37,328	41,407
Total current assets	672,622	634,450
Long-term investments	60,382	56,171
Property and equipment, net	33,936	39,642
Operating lease right-of-use assets	50,756	54,693
Deferred contract acquisition and fulfillment costs, non-current portion	72,392	76,601
Goodwill	575,165	536,351
Intangible assets, net	90,748	94,546
Other assets	18,530	12,894
Total assets	$1,574,531	$1,505,348
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,005	$15,812
Accrued expenses and other current liabilities	82,319	85,025
Convertible senior notes, current portion, net	45,816	—
Operating lease liabilities, current portion	15,849	13,452
Deferred revenue, current portion	423,640	455,503
Total current liabilities	573,629	569,792
Convertible senior notes non-current portion, net	887,362	929,996
Operating lease liabilities, non-current portion	72,555	81,130
Deferred revenue, non-current portion	28,239	32,577
Other long-term liabilities	19,050	10,032
Total liabilities	$1,580,835	$1,623,527
Stockholders’ deficit:
Preferred stock, $0.01 par value per share; 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	$—	$—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 63,747,524 and 62,283,630 shares issued at September 30, 2024 and December 31, 2023, respectively; 63,177,945 and 61,714,051 shares outstanding at September 30, 2024 and December 31, 2023, respectively	632	617
Treasury stock, at cost, 569,579 shares at September 30, 2024 and December 31, 2023	(4,765)	(4,765)
Additional paid-in-capital	978,898	894,630
Accumulated other comprehensive income	1,929	1,344
Accumulated deficit	(982,998)	(1,010,005)
Total stockholders’ deficit	(6,304)	(118,179)
Total liabilities and stockholders’ deficit	$1,574,531	$1,505,348
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Product subscriptions	$205,593	$189,876	$602,578	$545,349
Professional services	9,061	8,967	25,168	27,090
Total revenue	214,654	198,843	627,746	572,439
Cost of revenue:
Product subscriptions	56,653	51,261	166,290	150,597
Professional services	6,364	6,569	18,478	21,396
Total cost of revenue	63,017	57,830	184,768	171,993
Total gross profit	151,637	141,013	442,978	400,446
Operating expenses:
Research and development	44,565	39,940	125,611	137,048
Sales and marketing	74,521	75,699	225,121	239,322
General and administrative	18,590	17,866	60,837	64,961
Impairment of long-lived assets	—	3,553	—	30,784
Restructuring	—	19,996	—	19,996
Total operating expenses	137,676	157,054	411,569	492,111
Income (loss) from operations	13,961	(16,041)	31,409	(91,665)
Other income (expense), net:
Interest income	5,571	2,545	15,512	6,000
Interest expense	(2,837)	(56,515)	(8,180)	(62,005)
Other income (expense), net	2,811	(4,518)	681	(18,093)
Income (loss) before income taxes	19,506	(74,529)	39,422	(165,763)
Provision for income taxes	2,952	2,082	12,415	3,545
Net income (loss)	$16,554	$(76,611)	$27,007	$(169,308)
Net income (loss) per share, basic	$0.26	$(1.25)	$0.43	$(2.80)
Net income (loss) per share, diluted	$0.22	$(1.25)	$0.36	$(2.80)
Weighted-average common shares outstanding, basic	62,898,078	61,065,157	62,389,482	60,506,082
Weighted-average common shares outstanding, diluted	74,537,085	61,065,157	74,225,110	60,506,082
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$16,554	$(76,611)	$27,007	$(169,308)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	1,840	(1,120)	882	(481)
Adjustment for net (gains)/losses realized on cash flow hedges and included in net income (loss), net of taxes	(183)	(49)	(656)	531
Total change in unrealized gains (losses) on cash flow hedges	1,657	(1,169)	226	50
Change in unrealized gains on investments	1,123	97	359	539
Total other comprehensive income (loss)	2,780	(1,072)	585	589
Comprehensive income (loss)	$19,334	$(77,683)	$27,592	$(168,719)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)
Three Months Ended September 30, 2024 and 2023
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	62,702	$628	570	$(4,765)	$951,620	$(851)	$(999,552)	$(52,920)
Stock-based compensation expense	—	—	—	—	23,739	—	—	23,739
Issuance of common stock under employee stock purchase plan	144	1			4,200			4,201
Vesting of restricted stock units	341	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(21)	—	—	—	(794)	—	—	(794)
Issuance of common stock upon exercise of stock options	11	—	—	—	136	—	—	136
Other comprehensive loss	—	—	—	—	—	2,780	—	2,780
Net income	—	—	—	—	—	—	16,554	16,554
Balance, September 30, 2024	63,177	$632	570	$(4,765)	$978,898	$1,929	$(982,998)	$(6,304)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	60,940	$609	570	$(4,765)	$846,326	$250	$(953,442)	$(111,022)
Stock-based compensation expense	—	—	—	—	23,719	—	—	23,719
Issuance of common stock under employee stock purchase plan	152	2	—	—	5,147	—	—	5,149
Vesting of restricted stock units	338	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(29)	—	—	—	(1,421)	—	—	(1,421)
Issuance of common stock upon exercise of stock options	21	—	—	—	302	—	—	302
Purchase of capped calls related to convertible senior notes	—	—	—	—	(36,570)	—	—	(36,570)
Repurchase and inducement of convertible senior notes	—	—	—	—	35,881	—	—	35,881
Other comprehensive gain	—	—	—	—	—	(1,072)	—	(1,072)
Net loss	—	—	—	—	—	—	(76,611)	(76,611)
Balance, September 30, 2023	61,422	$614	570	$(4,765)	$873,381	$(822)	$(1,030,053)	$(161,645)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)
Nine Months Ended September 30, 2024 and 2023
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	61,714	$617	570	$(4,765)	$894,630	$1,344	$(1,010,005)	$(118,179)
Stock-based compensation expense	—	—	—	—	77,381	—	—	77,381
Issuance of common stock under employee stock purchase plan	292	3	—	—	9,243	—	—	9,246
Vesting of restricted stock units	1,123	11	—	—	(11)	—	—	—
Shares withheld for employee taxes	(83)	—	—	—	(3,883)	—	—	(3,883)
Issuance of common stock upon exercise of stock options	131	1	—	—	1,538	—	—	1,539
Other comprehensive loss	—	—	—	—	—	585	—	585
Net income	—	—	—	—	—	—	27,007	27,007
Balance, September 30, 2024	63,177	$632	570	$(4,765)	$978,898	$1,929	$(982,998)	$(6,304)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	59,720	$597	487	$(4,764)	$746,249	$(1,411)	$(860,745)	$(120,074)
Stock-based compensation expense	—	—	—	—	84,513	—	—	84,513
Issuance of common stock under employee stock purchase plan	330	4	—	—	11,319	—	—	11,323
Vesting of restricted stock units	1,139	10	—	—	(10)	—	—	—
Shares withheld for employee taxes	(82)	—	—	—	(4,012)	—	—	(4,012)
Issuance of common stock upon exercise of stock options	208	2	—	—	2,982	—	—	2,984
Issuance of common stock in relation to an acquisition	107	1	—	—	(1)	—	—	—
Repurchase of common stock in relation to acquisition	—	—	83	(1)	1	—	—	—
Reclassification of 2023 capped calls from equity to derivative asset	—	—	—	—	33,029	—	—	33,029
Purchase of capped calls related to convertible senior notes	—	—	—	—	(36,570)	—	—	(36,570)
Repurchase and inducement of convertible senior notes	—	—	—	—	35,881	—	—	35,881
Other comprehensive gain	—	—	—	—	—	589	—	589
Net loss	—	—	—	—	—	—	(169,308)	(169,308)
Balance, September 30, 2023	61,422	$614	570	$(4,765)	$873,381	$(822)	$(1,030,053)	$(161,645)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$27,007	$(169,308)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,457	34,528
Amortization of debt issuance costs	3,325	3,061
Stock-based compensation expense	76,896	84,836
Impairment of long-lived assets	—	30,784
Change in fair value of derivative assets	—	15,511
Deferred income taxes	1,840	—
Induced conversion expense	—	53,889
Other	(4,534)	5,626
Changes in assets and liabilities:
Accounts receivable	22,432	12,428
Deferred contract acquisition and fulfillment costs	(493)	(9,488)
Prepaid expenses and other assets	6,062	5,433
Accounts payable	(10,450)	(1,255)
Accrued expenses	(17,413)	(17,968)
Deferred revenue	(37,112)	(6,367)
Other liabilities	6,880	(898)
Net cash provided by operating activities	107,897	40,812
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(37,198)	(34,841)
Purchases of property and equipment	(2,242)	(3,999)
Capitalization of internal-use software	(10,414)	(13,033)
Purchases of investments	(242,494)	(194,013)
Sales and maturities of investments	192,500	100,700
Other investing activities	360	—
Net cash used in investing activities	(99,488)	(145,186)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $7,200	—	292,800
Purchase of capped calls related to convertible senior notes	—	(36,570)
Payments for repurchase of convertible senior notes	—	(199,998)
Payments related to business acquisitions	—	(2,250)
Proceeds from capped call settlement	—	17,518
Taxes paid related to net share settlement of equity awards	(3,883)	(4,012)
Proceeds from employee stock purchase plan	9,246	11,323
Proceeds from stock option exercises	1,436	2,984
Net cash provided by financing activities	6,799	81,795
Effect of exchange rate changes on cash ,cash equivalents and restricted cash	770	(2,010)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,978	(24,589)
Cash, cash equivalents and restricted cash, beginning of period	214,130	207,804
Cash, cash equivalents and restricted cash, end of period	$230,108	$183,215
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$5,840	$1,165
Cash paid for income taxes, net of refunds	$7,073	$4,087
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$222,571	$182,727
Restricted cash included in other assets and prepaid expenses and other current assets	7,537	488
Total cash, cash equivalents and restricted cash	$230,108	$183,215
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
The condensed consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The management estimates include, but are not limited to the determination of standalone selling prices in revenue transactions with multiple performance obligations, the estimated period of benefit for deferred contract acquisition costs, the useful lives and recoverability of long-lived assets, the valuation for credit losses, the valuation of stock-based compensation, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of contingent consideration, the incremental borrowing rate for operating leases and the valuation for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results could differ from those estimates.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. Except for the inclusion of a description of contingent consideration within our Business Combinations policy, as noted below, there have been no changes to the significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Contingent consideration arising from business combinations is recorded at fair value as a liability on the acquisition date and remeasured at each reporting date. Changes in fair value are recorded in general and administrative expense in the consolidated statements of operations. Determining the fair value of the contingent consideration each period requires management to make assumptions and judgments. These estimates involve inherent uncertainties, and if different assumptions had been used, the fair value of contingent consideration could have been materially different from the amounts recorded.
Acquisition-related transaction costs are expensed as incurred.
Restricted Cash
As of September 30, 2024, we had $7.5 million of restricted cash recorded on our condensed consolidated balance sheet in prepaid expenses and other current assets and other assets in letters of credit outstanding as collateral for certain office space leases.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Effective
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not plan to early adopt this standard. We are currently evaluating the effect of adopting this standard on our disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. We do not plan to early adopt this standard. We are currently evaluating the effect of adopting this standard on our disclosures.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended September 30, 2024 and 2023, we recognized revenue of $184.6 million and $174.3 million, respectively, and for the nine months ended September 30, 2024 and 2023, we recognized $398.3 million and $366.5 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of September 30, 2024 and December 31, 2023, unbilled receivables of $3.6 million and $2.0 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of September 30, 2024 and December 31, 2023, we had no contract assets recorded on our condensed consolidated balance sheet.
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2024. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Product subscriptions	$556,284	$268,636
Professional services	16,785	6,410
Total	$573,069	$275,046
Note 3. Business Combinations
Noetic Cyber, Inc.
On July 3, 2024, we acquired Noetic Cyber, Inc, (“Noetic”) a provider of cyber asset attack surface management, to extend Rapid7’s security operations platform by unlocking more accessible and accurate asset inventory in order to provide customers more comprehensive visibility to their attack surface, for a purchase price with an aggregate fair value of $51.0 million. The purchase consideration consisted of $38.6 million in cash paid at closing, $12.1 million of contingent consideration and $0.4 million of deferred cash payments. The deferred cash payments will be held by Rapid7 to satisfy certain post-closing purchase price adjustments.
Subject to the terms of the merger agreement, we are required to pay consideration of up to $20.0 million to Noetic shareholders based on the achievement of certain performance targets (the “Earnout Consideration”), measured annually upon the first, second and third anniversaries of the closing date of the transaction (the “Earnout Period”). If all performance targets are achieved, approximately $13.1 million of Earnout Consideration will be paid in cash, and the remaining $6.9 million of Earnout Consideration will be issued to certain employees in the form of shares of our common stock subject to continued employment requirements over the Earnout Period. The approximate $6.9 million of the Earnout Consideration that is subject to continued employment will be recognized as stock-based compensation expense over the required employment period. The fair value of the portion of the Earnout Consideration that is not subject to continued employment is included as part of purchase consideration at the date of the acquisition. As of July 3, 2024, we determined the fair value of the contingent purchase consideration to be $12.1 million. The fair value of the contingent purchase consideration will be reassessed each reporting period and any required adjustment will be recorded to general and administrative expense. As of September 30, 2024, the fair value of the contingent purchase consideration was $12.2 million of which $6.8 million was recorded within accrued expenses and other current liabilities and $5.4 million was recorded within other liabilities in our condensed consolidated balance sheet. In the three and nine months ended September 30, 2024, we recorded $0.2 million of accretion expense related to the contingent purchase consideration to general and administrative expense.
In connection with the acquisition, we expect to issue an aggregate value of $2.3 million of our common stock to two key employees of Noetic in three installments over a 36-month period following the closing date of the transaction, subject to continued employment requirements (the “Key Employee Consideration”) and therefore will be recognized as stock-based compensation expense over the required employment period.
The number of shares to be issued at each issuance date for both the Earnout Consideration and the Key Employee Consideration shares will be determined by dividing the aggregate value by the fair market value of our common stock on the issuance date, and therefore will be liability-classified until the final issuance dates. In the three and nine months ended September 30, 2024, we recognized stock-based compensation expense related to such shares in the amount of $0.7 million.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$38,597
Deferred cash consideration	397
Contingent consideration	12,055
Fair value of total consideration transferred	$51,049

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1,296
Accounts receivable	510
Prepaid and other current assets	102
Property and equipment, net	19
Accrued expenses and other current liabilities	(220)
Deferred revenue	(910)
Other long-term liabilities	(62)
Intangible asset	11,500
Total identifiable net assets assumed	$12,235
Goodwill	38,814
Total purchase price allocation	$51,049
We identified developed technology as the sole acquired intangible asset. The estimated fair value of the developed technology intangible asset was $11.5 million which was based on a valuation using a probability weighted expected return model (“PWERM”). The estimated useful life of the developed technology is 7 years.
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
In the three and nine months ended September 30, 2024, we recorded $0.1 million and $0.4 million, respectively, of acquisition-related transaction costs related to the acquisition of Noetic to general and administrative expense.
Our revenue and net loss attributable to the Noetic business for the three and nine months ended September 30, 2024 was not material.

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
In the first quarter of 2024, we sold acquired intellectual property through a non-cash intercompany transaction, which for the three and nine months ended September 30, 2024 resulted in $4.6 million of current tax expense and $1.8 million of deferred tax expense in Israel.
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$280,757	$787	$(40)	$281,504
Total	$280,757	$787	$(40)	$281,504

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$222,820	$467	$(65)	$223,222
Agency bonds	2,500	—	(7)	2,493
Total	$225,320	$467	$(72)	$225,715
As of September 30, 2024, our available-for-sale investments had maturities ranging from 1 to 20 months. As of December 31, 2023, our available-for-sale investments had maturities ranging from 1 to 18 months.
For all of our investments for which the amortized cost basis was greater than the fair value at September 30, 2024 and December 31, 2023, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
U.S. government agencies	$281,504	$—	$—	$281,504
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	1,559	—	1,559
Total assets	$281,504	$1,559	$—	$283,063
Liabilities:
Contingent consideration (other current liabilities and other long-term liabilities)	—	—	12,238	12,238
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other long-term liabilities)	—	66	—	66
Total liabilities	$—	$66	$12,238	$12,304

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
U.S. government agencies	$223,222	$—	$—	$223,222
Agency bonds	—	2,493	—	2,493
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	1,322	—	1,322
Total assets	$223,222	$3,815	$—	$227,037
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	—	55	—	55
Total liabilities	$—	$55	$—	$55
Cash and cash equivalents are excluded from the table above as carrying amounts reported in our condensed consolidated balance sheet equal or approximate fair value. As of September 30, 2024, the fair value of our 2.25%, 0.25% and 1.25% convertible senior notes due 2025, 2027 and 2029, as further described in Note 10, Debt, was $45.1 million, $547.1 million and $281.9 million, respectively, based upon quoted market prices. We consider the fair value of the Notes (as defined in Note 10, Debt) to be a Level 2 measurement due to limited trading activity of the Notes. As of September 30, 2024, the fair value of our contingent consideration, as further described in Note 3, Business Combinations, was $12.2 million and is classified as a Level 3 measurement based on inputs not observable in the market.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Computer equipment and software	$28,100	$26,442
Furniture and fixtures	10,954	10,850
Leasehold improvements	56,878	56,151
Total	95,932	93,443
Less accumulated depreciation	(61,996)	(53,801)
Property and equipment, net	$33,936	$39,642
Depreciation expense was $2.7 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively, and $8.4 million and $10.9 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 7. Goodwill and Intangibles
Goodwill was $575.2 million and $536.4 million as of September 30, 2024 and December 31, 2023, respectively. The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance, December 31, 2023	$536,351
Noetic acquisition	38,814
Balance, September 30, 2024	$575,165
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

	Weighted- Average Estimated Useful Life (years)	As of September 30, 2024			As of December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	6.1	$146,855	$(89,770)	$57,085	$135,355	$(77,031)	$58,324
Customer relationships	4.5	12,000	(9,711)	2,289	12,000	(7,755)	4,245
Trade names	3.1	2,619	(2,514)	105	2,619	(2,379)	240
Total acquired intangible assets		161,474	(101,995)	59,479	149,974	(87,164)	62,810
Internal-use software	3.0	65,130	(33,861)	31,269	55,371	(23,635)	31,736
Total intangible assets		$226,604	$(135,856)	$90,748	$205,345	$(110,799)	$94,546
Amortization expense was $8.5 million and $8.3 million for the three months ended September 30, 2024 and 2023, respectively, and $25.1 million and $23.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of September 30, 2024 was as follows (in thousands):

2024 (for the remaining three months)	$8,429
2025	30,900
2026	21,149
2027	9,128
2028	3,243
2029 and thereafter	7,652
Total	$80,501
The table above excludes the impact of $10.2 million of capitalized internal-use software costs for projects that have not been completed as of September 30, 2024, and therefore, all the costs associated with these projects have not been incurred.
Note 8. Deferred Contract Acquisitions and Fulfillment Costs
Deferred contract acquisition and fulfillment costs, which primarily consist of capitalized sales commissions, for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Beginning balance	$121,609	$103,075
Capitalization of contract acquisition and fulfillment costs	39,850	39,904
Amortization of deferred contract acquisition and fulfillment costs	(39,357)	(30,416)
Ending balance	$122,102	$112,563

Note 9. Derivative and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of twenty months or less, and as of September 30, 2024 and December 31, 2023, outstanding forward contracts had a total notional value of $52.4 million and $49.5 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three and nine months ended September 30, 2024, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
As of September 30, 2024, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders.
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
The net carrying amount of the Notes as of September 30, 2024 and December 31, 2023 was as follows (in thousands):

	2025 Notes			2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2023	$45,992	$(404)	$45,588	$600,000	$(8,077)	$591,923	$300,000	$(7,515)	$292,485
Amortization of debt issuance costs	—	228	228	—	1,877	1,877	—	1,077	1,077
Balance at September 30, 2024	$45,992	$(176)	$45,816	$600,000	$(6,200)	$593,800	$300,000	$(6,438)	$293,562
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,
	2024				2023
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$258	$375	$938	$1,571	$948	$375	$229	$1,552
Amortization of debt issuance costs	79	634	455	1,168	289	631	73	$993
Total interest expense	$337	$1,009	$1,393	$2,739	$1,237	$1,006	$302	$2,545

	Nine Months Ended September 30,
	2024				2023
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$776	$1,125	$2,812	$4,713	$3,536	$1,125	$229	$4,890
Amortization of debt issuance costs	228	1,877	1,077	3,182	990	1,855	73	2,918
Total interest expense	$1,004	$3,002	$3,889	$7,895	$4,526	$2,980	$302	$7,808

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
For additional details on the terms of our Capped Calls, see Note 11, Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of September 30, 2024, we did not have any outstanding borrowings under the Credit Agreement.

Note 11. Stock-Based Compensation
(a)    General
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options and purchase rights issued under our employee stock purchase plan was classified in the accompanying condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$3,001	$2,527	$8,707	$8,348
Research and development	9,535	8,436	25,698	30,575
Sales and marketing	6,823	7,106	21,182	23,087
General and administrative	5,235	5,699	21,309	22,826
Total stock-based compensation expense	$24,594	$23,768	$76,896	$84,836
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally three to four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2024 and 2023 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the three months ended September 30, 2024 and 2023, we recognized stock-based compensation expense related to such bonuses in the amount of $0.2 million and $50 thousand, respectively, and during the nine months ended September 30, 2024 and 2023, we recognized stock-based compensation expense in the amount of $0.5 million and $1.1 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of September 30, 2024 and 2023. For employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the nine months ended September 30, 2024 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2023	2,714,426	$61.60
Granted	2,338,438	$52.37
Vested	(1,122,737)	$61.36
Forfeited	(824,443)	$59.99
Unvested balance as of September 30, 2024	3,105,684	$56.24
As of September 30, 2024, the unrecognized compensation expense related to our unvested RSUs and PSUs was $152.0 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 2.0 years.
In January 2024, our Compensation Committee awarded 279,570 PSUs that required the achievement of net annualized recurring revenue (“Net ARR”) and Adjusted EBITDA targets for the 2024 full-year to earn any payout. Net ARR is defined as the change in the annual value of all recurring revenue related to contracts in place at year end. In addition, the portion of the PSUs that are earned would be capped at a maximum of 200% of the target level payout and if certain net ARR or Adjusted EBITDA goals were not met, no PSUs will be earned. The PSUs have a performance period of one year and the earned PSUs will vest in three equal installments following each of the first, second and third anniversary of the vesting commencement date, subject to the participant’s continuous service as of each such date. In the three and nine months ended September 30, 2024, we recorded $0.4 million and $2.2 million, respectively, of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.
In July 2024, our Compensation Committee awarded 19,605 PSUs that required the achievement of certain milestones related to the integration of Noetic. The PSUs have three measurement and vesting dates through September 15, 2025, subject to the participant's continuous service as of each such date. If achievement of the milestones are not met, no PSUs will be earned. In the three and nine months ended September 30, 2024, we recorded $0.3 million of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.
(c)Stock Options
Stock option activity during the nine months ended September 30, 2024 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	716,270	$12.26	1.97	$32,115
Granted	—	—
Exercised	(131,742)	$11.67		$4,981
Forfeited/cancelled	(450)	$7.73
Outstanding as of September 30, 2024	584,078	$12.40	1.45	$16,056
Vested and exercisable as of September 30, 2024	584,078	$12.40	1.45	$16,056
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
On March 15, 2024, we issued 147,445 shares of common stock to employees, with a purchase price of either $33.78 or $39.78 per share, for aggregate proceeds of $5.0 million.
On September 13, 2024, we issued 144,445 shares of common stock to employees, with a purchase price of $29.08 per share, for aggregate proceeds of $4.2 million.
Note 12. Net Income (Loss) per Share
The following table summarizes the computation of basic and diluted net income (loss) per share of our common stock for the three months September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$16,554	$(76,611)	$27,007	$(169,308)
Denominator:
Weighted-average common shares outstanding, basic	62,898,078	61,065,157	62,389,482	60,506,082
Weighted-average common shares outstanding, diluted	74,537,085	61,065,157	74,225,110	60,506,082
Net income (loss) per share, basic	$0.26	$(1.25)	$0.43	$(2.80)
Net income (loss) per share, diluted	$0.22	$(1.25)	$0.36	(2.80)
We intend to settle any conversion of our 2025 Notes, 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the three and nine months ended September 30, 2024 and 2023, the shares underlying the Notes were not considered in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.

In connection with the issuance of the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into the 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
As of September 30, 2024 and 2023, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our unaudited condensed consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Options to purchase common stock	584,078	723,632
Unvested restricted stock units	3,105,684	3,126,817
Common stock issued in conjunction to acquisitions	36,923	115,041
Shares to be issued under ESPP	18,332	20,802
Convertible senior notes	11,183,611	11,183,611
Total	14,928,628	15,169,903

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
(d)Income Taxes
From time to time, we may receive income tax assessments from taxing authorities asserting additional tax liabilities owed by the Company. During the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority (“ITA”) of approximately 324 million Israeli New Shekels (approximately $87 million, based upon the exchange rate between the Israeli New Shekel and the US Dollar as of September 30, 2024) related to fiscal year 2021. Based on our interpretation of the regulations and available case law, we believe that the tax positions we have taken on our filed tax return in Israel are sustainable and we intend to defend our position through all available means. As such, we have not recorded any impact of the ITA assessment in our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2024. We are continuing to monitor developments related to this matter and its impact on our existing income tax reserves for all open years. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected.

Note 14. Segment Information and Information about Geographic Areas
We operate in one segment. Our chief operating decision maker is our Chief Executive Officer, who makes operating decisions, assesses performance and allocates resources on a consolidated basis.
Net revenues by geographic area presented based upon the location of the customer are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
North America	$163,730	$155,190	$480,392	$448,753
Rest of world	50,924	43,653	147,354	123,686
Total	$214,654	$198,843	$627,746	$572,439
Property and equipment, net by geographic area was as follows:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
North America	$23,915	$27,609
Rest of world	10,021	12,033
Total	$33,936	$39,642

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
During the first quarter of 2024, the execution of the Restructuring Plan was completed and we recorded $(0.2) million of restructuring charges within general and administrative expense in the condensed consolidated statements of operations. Additionally, during the second quarter of 2024, the remaining payments were made, resulting in no remaining restructuring liability.

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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of September 30, 2024, we had over 11,000 customers in 146 countries, including 45% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 2% of our revenue for three and nine months ended September 30, 2024 or 2023.
Recent Developments
On July 3, 2024, we acquired Noetic Cyber, Inc, (“Noetic”) a provider of cyber asset attack surface management, to extend Rapid7’s security operations platform by unlocking more accessible and accurate asset inventory in order to provide customers more comprehensive visibility to their attack surface, for a purchase price with an aggregate fair value of $51.0 million. The purchase consideration consisted of $38.6 million in cash paid at closing, $12.1 million of contingent consideration and $0.4 million of deferred cash payments. The deferred cash payments will be held by Rapid7 to satisfy certain post-closing purchase price adjustments.
Subject to the terms of the merger agreement, we are required to pay consideration of up to $20.0 million to Noetic shareholders based on the achievement of certain performance targets (the “Earnout Consideration”), measured annually upon the first, second and third anniversaries of the closing date of the transaction (the “Earnout Period”). If all performance targets are achieved, approximately $13.1 million of Earnout Consideration will be paid in cash, and the remaining $6.9 million of Earnout Consideration will be issued to certain employees in the form of shares of our common stock subject to continued employment requirements over the Earnout Period. The approximate $6.9 million of the Earnout Consideration that is subject to continued employment will be recognized as stock-based compensation expense over the required employment period. The fair value of the portion of the Earnout Consideration that is not subject to continued employment is included as part of purchase consideration at the date of the acquisition. As of July 3, 2024, we determined the fair value of the contingent purchase consideration to be $12.1 million. The fair value of the contingent purchase consideration will be reassessed each reporting period and any required adjustment will be recorded to general and administrative expense. As of September 30, 2024, the fair value of the contingent purchase consideration was $12.2 million.
In connection with the acquisition, we will issue an aggregate value of $2.3 million of our common stock to two key employees of Noetic in three installments over a 36-month period following the closing date of the transaction, subject to continued employment requirements.
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
For the three months ended September 30, 2024 and 2023, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 96%, and 95%, respectively, of total revenue. For the nine months ended September 30, 2024 and 2023, recurring revenue was 96% and 95%, respectively, of total revenue.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Total revenue	$214,654	$198,843	$627,746	$572,439
Year-over-year growth	8.0%	13.1%	9.7%	14.3%
Non-GAAP income from operations	$43,952	$36,773	$123,513	$60,723
Non-GAAP operating margin	20.5%	18.5%	19.7%	10.6%
Free cash flow	$38,502	$(582)	$95,241	$23,780

	As of September 30,
	2024	2023
	(dollars in thousands)
Annualized recurring revenue (“ARR”)	$823,104	$776,760
Year-over-year growth	6.0%	13.6%
Number of customers	11,619	11,412
Year-over-year growth	2%	5.8%
ARR per customer	$70.8	$68.1
Year-over-year growth	4.1%	7.4%
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
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt issuance costs and certain other items such as acquisition-related expenses, impairment of long-lived assets, change in the fair value of derivative assets, restructuring expense, induced conversion expense and discrete tax items. Non-GAAP net income per basic and diluted share is calculated as non-GAAP net income divided by the weighted average shares used to compute net income per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
•Restructuring expense. We exclude non-ordinary course restructuring expenses related to the restructuring plan we announced in August 2023, which was concluded in the first quarter of 2024 (the "Restructuring Plan") because we do not believe these charges are indicative of our core operating performance and we believe the exclusion of the restructuring expense provides a more useful comparison of our performance in different periods. For further information see Note 15, Restructuring, in the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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
We define adjusted EBITDA as net income (loss) before (1) interest income, (2) interest expense, (3) other (income) expense, net, (4) provision for income taxes, (5) depreciation expense, (6) amortization of intangible assets, (7) stock-based compensation expense, (8) acquisition-related expenses, (9) impairment of long-lived assets and (10) restructuring expense. We believe that the use of adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
GAAP total gross profit	$151,637	$141,013	$442,978	$400,446
Stock-based compensation expense	3,001	2,527	8,707	8,348
Amortization of acquired intangible assets	4,410	4,775	12,739	13,993
Non-GAAP total gross profit	$159,048	$148,315	$464,424	$422,787

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
GAAP gross profit – product subscriptions	$148,940	$138,615	$436,288	$394,752
Stock-based compensation expense	2,564	1,940	7,460	6,332
Amortization of acquired intangible assets	4,410	4,775	12,739	13,993
Non-GAAP gross profit – product subscriptions	$155,914	$145,330	$456,487	$415,077

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
GAAP gross profit – professional services	$2,697	$2,398	$6,690	$5,694
Stock-based compensation expense	437	587	1,247	2,016
Non-GAAP gross profit – professional services	$3,134	$2,985	$7,937	$7,710

The following table reconciles GAAP income (loss) from operations to non-GAAP income from operations for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
GAAP income (loss) from operations	$13,961	$(16,041)	$31,409	$(91,665)
Stock-based compensation expense	24,594	23,768	76,896	84,836
Amortization of acquired intangible assets	5,107	5,497	14,830	16,409
Acquisition-related expenses(1)	290	—	568	363
Impairment of long-lived assets	—	3,553	—	30,784
Restructuring expense(2)	—	19,996	(190)	19,996
Non-GAAP income from operations	$43,952	$36,773	$123,513	$60,723

(1) For the three and nine months ended September 30, 2024, acquisition-related expenses included $0.2 million of accretion expense related to contingent consideration recorded in connection with our July 2024 acquisition of Noetic.

(2) For the nine months ended September 30, 2024, restructuring expense was recorded within general and administrative expense in our condensed consolidated statement of operations.

The following table reconciles GAAP net income (loss) to non-GAAP net income for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
GAAP net income (loss)	$16,554	$(76,611)	$27,007	$(169,308)
Stock-based compensation expense	24,594	23,768	76,896	84,836
Amortization of acquired intangible assets	5,107	5,497	14,830	16,409
Acquisition-related expenses	290	—	568	363
Amortization of debt issuance costs	1,217	1,041	3,325	3,061
Induced conversion expense	—	53,889	—	53,889
Change in fair value of derivative assets	—	2,851	—	15,511
Impairment of long-lived assets	—	3,553	—	30,784
Restructuring expense	—	19,996	(190)	19,996
Discrete tax items			6,360
Non-GAAP net income	$47,762	$33,984	$128,796	$55,541
Interest expense of convertible senior notes (1)	1,571	604	4,714	1,354
Numerator for non-GAAP earnings per share calculation	$49,333	$34,588	$133,510	$56,895

Weighted average shares used in GAAP earnings per share calculation, basic	62,898,078	61,065,157	62,389,482	60,506,082
Dilutive effect of convertible senior notes (1)	11,183,611	6,960,346	11,183,611	6,960,346
Dilutive effect of employee equity incentive plans (2)	455,396	873,718	652,017	1,919,771
Weighted average shares used in non-GAAP earnings per share calculation, diluted	74,537,085	68,899,221	74,225,110	69,386,199

Non-GAAP net income per share:
Basic	$0.76	$0.56	$2.06	$0.92
Diluted	$0.66	$0.50	$1.80	$0.82

(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. On an if-converted basis, for the three and nine months ended September 30, 2024 and 2023, the 2025 Notes, the 2027 Notes and the 2029 Notes were dilutive.

(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net income (loss) to adjusted EBITDA for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
GAAP net income (loss)	$16,554	$(76,611)	$27,007	$(169,308)
Interest income	(5,571)	(2,545)	(15,512)	(6,000)
Interest expense	2,837	56,515	8,180	62,005
Other (income) expense, net	(2,811)	4,518	(681)	18,093
Provision for income taxes	2,952	2,082	12,415	3,545
Depreciation expense	2,718	3,343	8,401	10,929
Amortization of intangible assets	8,520	8,306	25,056	23,599
Stock-based compensation expense	24,594	23,768	76,896	84,836
Acquisition-related expenses	290	—	568	363
Impairment of long-lived assets	—	3,553	—	30,784
Restructuring expense	—	19,996	(190)	19,996
Adjusted EBITDA	$50,083	$42,925	$142,140	$78,842
The following table reconciles net cash provided by operating activities to free cash flow for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net cash provided by operating activities	$43,969	$3,665	$107,897	$40,812
Less: Purchases of property and equipment	(1,342)	(295)	(2,242)	(3,999)
Less: Capitalized internal-use software costs	(4,125)	(3,952)	(10,414)	(13,033)
Free cash flow	$38,502	$(582)	$95,241	$23,780
Components of Results of Operations
Revenue
We generate revenue primarily from selling products and professional services through a variety of delivery models to meet the needs of our diverse customer base.
Product subscriptions
We generate product subscriptions revenue from the sale of (1) cloud-based subscriptions, (2) managed services offerings, which utilize our products and (3) software licenses with related maintenance and support and content subscription, as applicable. Software license revenue consists of revenues from term licenses. When software licenses are purchased, maintenance and support and content subscription, as applicable, are bundled with the license for the term period.
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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	$205,593	$189,876	$602,578	$545,349
Professional services	9,061	8,967	25,168	27,090
Total revenue	214,654	198,843	627,746	572,439
Cost of revenue:(1)
Product subscriptions	56,653	51,261	166,290	150,597
Professional services	6,364	6,569	18,478	21,396
Total cost of revenue	63,017	57,830	184,768	171,993
Operating expenses:(1)
Research and development	44,565	39,940	125,611	137,048
Sales and marketing	74,521	75,699	225,121	239,322
General and administrative	18,590	17,866	60,837	64,961
Impairment of long-lived assets	—	3,553	—	30,784
Restructuring	—	19,996	—	19,996
Total operating expenses	137,676	157,054	411,569	492,111
Income (loss) from operations	13,961	(16,041)	31,409	(91,665)
Interest income	5,571	2,545	15,512	6,000
Interest expense	(2,837)	(56,515)	(8,180)	(62,005)
Other expense, net	2,811	(4,518)	681	(18,093)
Income (loss) before income taxes	19,506	(74,529)	39,422	(165,763)
Provision for income taxes	2,952	2,082	12,415	3,545
Net income (loss)	$16,554	$(76,611)	$27,007	$(169,308)
(1) Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$3,001	$2,527	$8,707	$8,348
Research and development	9,535	8,436	25,698	30,575
Sales and marketing	6,823	7,106	21,182	23,087
General and administrative	5,235	5,699	21,309	22,826
Total stock-based compensation expense	$24,594	$23,768	$76,896	$84,836

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$8,332	$8,213	$24,558	$23,246
Research and development	804	1,010	2,502	3,285
Sales and marketing	1,671	1,889	5,073	6,009
General and administrative	431	537	1,324	1,988
Total depreciation and amortization expense	$11,238	$11,649	$33,457	$34,528

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Condensed Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	95.8%	95.5%	96.0%	95.3%
Professional services	4.2	4.5	4.0	4.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product subscriptions	26.4	25.8	26.5	26.3
Professional services	3.0	3.3	2.9	3.8
Total cost of revenue	29.4	29.1	29.4	30.0%
Operating expenses:
Research and development	20.8	20.1	20.0	23.9
Sales and marketing	34.7	38.2	35.9	41.8
General and administrative	8.6	9.0	9.7	11.3
Impairment of long-lived assets	—	1.8%	—	5.4
Restructuring	—	10.1%	—	3.5
Total operating expenses	64.1	79.0	65.6	86.0
Income (loss) from operations	6.5	(8.1)	5.0	(16.0)
Interest income	2.6	1.3	2.5	1.0
Interest expense	(1.3)	(28.4)	(1.3)	(10.8)
Other income (expense), net	1.3	(2.3)	0.1	(3.2)
Income (loss) before income taxes	9.1	(37.5)	6.3	(29.0)
Provision for income taxes	1.4	1.0	2.0	0.6
Net income (loss)	7.7%	(38.5)%	4.3%	(29.6)%
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenue:
Product subscriptions	$205,593	$189,876	$15,717	8.3%
Professional services	9,061	8,967	94	1.0%
Total revenue	$214,654	$198,843	$15,811	8.0%
Total revenue increased by $15.8 million in the three months ended September 30, 2024 compared to the same period in 2023 and consisted of a $2.4 million increase in revenue from new customers and a $13.4 million increase in revenue from existing customers. The $13.4 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in the three months ended September 30, 2024 compared to the same period in 2023 was comprised of $8.5 million generated from sales in North America and $7.3 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue:
Product subscriptions	$56,653	$51,261	$5,392	10.5%
Professional services	6,364	6,569	(205)	(3.1)%
Total cost of revenue	$63,017	$57,830	$5,187	9.0%
Gross margin %:
Product subscriptions	72.4%	73.0%
Professional services	29.8%	26.7%
Total gross margin %	70.6%	70.9%
Total cost of revenue increased by $5.2 million in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to a $4.7 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue, a $0.6 million increase in amortization expense for capitalized internally-developed software and a $0.8 million increase in other expenses.
Total gross margin percentage decreased for the three months ended September 30, 2024 compared to the same period in 2023. The decrease in product subscriptions gross margin for the three months ended September 30, 2024 was primarily due to an increase in cloud computing costs. The increase in professional services gross margin for the three months ended September 30, 2024 was primarily due to a decrease in personnel costs.
Operating Expenses
Research and Development Expense

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$44,565	$39,940	$4,625	11.6%
% of revenue	20.8%	20.1%
Research and development expense increased by $4.6 million in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to a $2.8 million increase in personnel costs, inclusive of a $1.2 million increase in stock-based compensation expense, resulting from an increase in headcount including the employees acquired in the acquisition of Noetic in July 2024, and a $1.8 million increase in other expenses.
Sales and Marketing Expense

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Sales and marketing	$74,521	$75,699	$(1,178)	(1.6)%
% of revenue	34.7%	38.2%
Sales and marketing expense decreased by $1.2 million in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to a $3.3 million decrease in personnel costs, inclusive of a $0.3 million decrease in stock-based compensation expense, resulting from a decrease in headcount primarily due to our Restructuring Plan, and a $0.2 million decrease in other expenses. These decreases were partially offset by a $2.3 million increase in commission expense.

General and Administrative Expense

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative	$18,590	$17,866	$724	4.1%
% of revenue	8.6%	9.0%
General and administrative expense increased by $0.7 million in the three months ended September 30, 2024 compared to the same period in 2023, primarily due to a $0.7 million increase in professional fees.
Impairment of Long-Lived Assets

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Impairment of long-lived assets	$—	$3,553	$(3,553)	(100.0)%
% of revenue	—%	1.8%
Impairment of long-lived assets expense of $3.6 million in the three months ended September 30, 2023 related to an impairment charge recorded after a triggering event related to a change in usage of certain idle office spaces located in Plano Texas, Los Angeles, California and Toronto, Canada indicated that the carrying value of our right of use and other lease-related assets may not be fully recoverable.
Restructuring

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Restructuring	$—	$19,996	$(19,996)	(100.0)%
% of revenue	—%	10.1%
Restructuring expense of $20.0 million in the three months ended September 30, 2023 was recorded as a result of restructuring charges consisting of employee transition, notice period and severance payments and employee benefits and related facilitation costs related to our Restructuring Plan. Refer to Note 15, Restructuring, in the Notes to our condensed consolidated financial statements for further details on our Restructuring Plan.
Interest Income

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$5,571	$2,545	$3,026	118.9%
% of revenue	2.6%	1.3%
Interest income increased by $3.0 million in the three months ended September 30, 2024 compared to the same period in 2023 primarily due to higher interest income as a result of an increase in cash and cash equivalents and investments.
Interest Expense

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest expense	$(2,837)	$(56,515)	$53,678	(95.0)%
% of revenue	(1.3)%	(28.4)%

Interest expense decreased in the three months ended September 30, 2024 compared to the same period in 2023 primarily due to $53.9 million of induced conversion expense incurred in the third quarter of 2023 in conjunction with the partial repurchase of the 2025 Notes.
Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Other income (expense), net	$2,811	$(4,518)	$7,329	(162.2)%
% of revenue	1.3%	(2.3)%
Other income (expense), net increased by $7.3 million in the three months ended September 30, 2024 compared to the same period in 2023 primarily due to increases in realized and unrealized foreign currency gains, primarily related to the Euro and British Pound Sterling, partially offset by $2.9 million of expense for the change in fair value on derivative assets related to our 2023 capped calls settlement in the prior period.
Provision for Income Taxes

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$2,952	$2,082	$870	41.8%
% of revenue	1.4%	1.0%
Provision for income taxes increased by $0.9 million in the three months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in taxes associated with our international operations.
Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenue:
Product subscriptions	$602,578	$545,349	$57,229	10.5%
Professional services	25,168	27,090	(1,922)	(7.1)%
Total revenue	$627,746	$572,439	$55,307	9.7%
Total revenue increased by $55.3 million in the nine months ended September 30, 2024 compared to the same period in 2023 and consisted of a $5.9 million increase in revenue from new customers and a $49.4 million increase in revenue from existing customers. The $49.4 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in the nine months ended September 30, 2024 compared to the same period in 2023 was comprised of $31.6 million generated from sales in North America and $23.7 million generated from sales from the rest of the world.

Cost of Revenue

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue:
Product subscriptions	$166,290	$150,597	$15,693	10.4%
Professional services	18,478	21,396	(2,918)	(13.6)%
Total cost of revenue	$184,768	$171,993	$12,775	7.4%
Gross margin %:
Products	72.4%	72.4%
Professional services	26.6%	21.0%
Total gross margin %	70.6%	70.0%
Total cost of revenue increased by $12.8 million in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to a $15.8 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue, a $3.0 million increase in amortization expense for capitalized internally-developed software and a $0.4 million increase in other expenses. These increases were partially offset by a $6.4 million decrease in personnel costs resulting from a decrease in headcount primarily due to our Restructuring Plan.
Total gross margin percentage increased in the nine months ended September 30, 2024 compared to the same period in 2023. The gross margin percentage for product subscriptions was consistent in the nine months ended September 30, 2024 compared to the same period in 2023. The increase in professional services gross margin in the nine months ended September 30, 2024 was primarily due to a decrease in personnel costs.
Operating Expenses
Research and Development Expense

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$125,611	$137,048	$(11,437)	(8.3)%
% of revenue	20.0%	23.9%
Research and development expense decreased by $11.4 million in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to a $10.8 million decrease in personnel costs, inclusive of a $4.9 million decrease in stock-based compensation expense, resulting from an overall decrease in headcount, primarily due to our Restructuring Plan, and a $3.0 million decrease due to a write-off of a capitalized internal-use software project in the prior period. These decreases were partially offset by a $2.4 million increase in other expenses.
Sales and Marketing Expense

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Sales and marketing	$225,121	$239,322	$(14,201)	(5.9)%
% of revenue	35.9%	41.8%
Sales and marketing expense decreased by $14.2 million in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to a $15.7 million decrease in personnel costs, inclusive of a $1.9 million decrease in stock-based compensation expense, resulting from an overall decrease in headcount primarily due to our Restructuring Plan, a $1.7 million decrease in marketing and advertising expenses and a $3.6 million decrease in other expenses. These decreases were partially offset by a $6.8 million increase in commission expense.

General and Administrative Expense

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative	$60,837	$64,961	$(4,124)	(6.3)%
% of revenue	9.7%	11.3%
General and administrative expense decreased by $4.1 million in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to a $3.5 million decrease in personnel costs, inclusive of a $1.4 million decrease in stock-based compensation expense, resulting from a decrease in headcount primarily due to our Restructuring Plan, a $1.6 million decrease in professional fees and a $0.4 million decrease in other expenses.
Impairment of Long-Lived Assets

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Impairment of long-lived assets	$—	$30,784	$(30,784)	100.0%
% of revenue	—%	5.4%
Impairment of long-lived assets expense of $30.8 million in the nine months ended September 30, 2023 was recorded after a triggering event related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts as well as idle office spaces located in Plano, Texas, Los Angeles, California and Toronto, Canada indicated that the carrying value of our right of use and other lease-related assets may not be fully recoverable.
Restructuring

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Restructuring	$—	$19,996	$(19,996)	100.0%
% of revenue	—%	3.5%
Restructuring expense of $20.0 million in the nine months ended September 30, 2023 was recorded as a result of restructuring charges consisting of employee transition, notice period and severance payments and employee benefits and related facilitation costs related to our Restructuring Plan. Refer to Note 15, Restructuring, in the Notes to our condensed consolidated financial statements for further details on our Restructuring Plan.
Interest Income

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$15,512	$6,000	$9,512	158.5%
% of revenue	2.5%	1.0%
Interest income increased by $9.5 million in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to higher interest income as a result of an increase in cash and cash equivalents and investments.

Interest Expense

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest expense	$(8,180)	$(62,005)	$53,825	(86.8)%
% of revenue	(1.3)%	(10.8)%
Interest expense decreased in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to $53.9 million of induced conversion expense incurred in the third quarter of 2023 in conjunction with the partial repurchase of the 2025 Notes.
Other Income (Expense), Net

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Other income (expense), net	$681	$(18,093)	$18,774	(103.8)%
% of revenue	0.1%	(3.2)%
Other income (expense), net increased by $18.8 million in the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to a $15.5 million expense for the change in fair value on derivative assets related to our 2023 capped calls settlement in the prior period as well as increases in realized and unrealized foreign currency gains, primarily related to the Euro and British Pound Sterling.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for income taxes	$12,415	$3,545	$8,870	250.2%
% of revenue	2.0%	0.6%
Provision for income taxes increased by $8.9 million in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to $6.4 million of tax expense recorded for an intercompany sale of intellectual property as part of post-acquisition strategy related to the acquisition of Minerva Lab Ltd. and a $2.5 million increase in domestic and international taxes.
Liquidity and Capital Resources
As of September 30, 2024, we had $222.6 million in cash and cash equivalents, $281.5 million in investments that have maturities ranging from one to twenty months and an accumulated deficit of $1.0 billion. Since our inception, we have generated significant losses and we may generate losses for the foreseeable future. Our principal sources of liquidity are cash and cash equivalents, investments, cash flow provided by operating activities and our Credit and Security Agreement (the “Credit Agreement”). To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
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

Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$214,130	$207,804
Net cash provided by operating activities	107,897	40,812
Net cash used in investing activities	(99,488)	(145,186)
Net cash provided by financing activities	6,799	81,795
Effects of exchange rates on cash, cash equivalents and restricted cash	770	(2,010)
Cash, cash equivalents and restricted cash at end of period	$230,108	$183,215
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $107.9 million of cash and cash equivalents in the nine months ended September 30, 2024, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net income of $27.0 million and non-cash charges of $111.0 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, amortization of debt issuance costs and other non-cash charges, partially offset by a decrease in our net operating assets and liabilities of $30.1 million. The change in our net operating assets and liabilities was primarily due to a decrease in deferred revenue and the timing of payments of operating expenses, including payout of annual bonuses and year-end commissions and other compensation costs and accounts payable, partially offset by a decrease in accounts receivable due to an increase in cash collections from our customers.
Operating activities provided $40.8 million of cash and cash equivalents in the nine months ended September 30, 2023, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net loss of $169.3 million and non-cash charges of $228.2 million related primarily to depreciation and amortization, stock-based compensation expense, impairment of long-lived assets, change in fair value of derivative assets, amortization of debt issuance costs and other non-cash charges, partially offset by a decrease in our net operating assets and liabilities of $18.1 million. The change in our net operating assets and liabilities was primarily due to a $18.0 million decrease in accrued expenses, primarily as a result of the payout of annual bonuses and year-end commissions, a $6.4 million decrease in deferred revenue, a $1.2 million decrease in accounts payable, a $0.9 million decrease in other liabilities and a $9.5 million increase in deferred contract acquisition and fulfillment costs, which each had a negative impact on operating cash flow. These factors were offset by a $12.4 million decrease in accounts receivable due to an increase in collections, and a $5.5 million decrease in prepaid expenses, which each had a positive impact on operating cash flow.
Investing Activities
Investing activities used $99.5 million of cash in the nine months ended September 30, 2024, consisting of $49.9 million in purchases of investments, net of sales/maturities, $37.2 million of cash paid for the acquisition of Noetic, $10.4 million for capitalization of internal-use software costs, and $2.2 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by proceeds of $0.4 million for other investing activities.
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

Financing Activities
Financing activities provided $6.8 million of cash in the nine months ended September 30, 2024, which consisted primarily of $9.2 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.4 million in proceeds from the exercise of stock options, partially offset by $3.8 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $81.8 million of cash in the nine months ended September 30, 2023, which consisted primarily of $292.8 million in proceeds from the issuance of the 2029 Notes, net of issuance costs paid of $7.2 million, $17.5 million in proceeds from the settlement of the 2023 Capped Calls, $11.3 million in proceeds from the issuance of common stock purchased by employees under the ESPP and $3.0 million in proceeds from the exercise of stock options, partially offset by $200.0 million for the repurchase and conversion of the 2025 Notes, $36.6 million for the purchase of the 2029 Capped Calls, $4.0 million in withholding taxes paid for the net share settlement of equity awards and $2.2 million in payments related to the acquisition of IntSights.
Contractual Obligations and Commitments
As of September 30, 2024, there were no additional material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 26, 2024 (the “Annual Report”).
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
Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of September 30, 2024 would not have been material to our financial condition or results of operations. We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the Notes to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of September 30, 2024, we had cash and cash equivalents of $222.6 million consisting of bank deposits and money market funds and investments of $281.5 million consisting of U.S. government agencies. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.

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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of September 30, 2024, the fair values of our 2025 Notes, 2027 Notes and 2029 Notes were $45.1 million, $547.1 million and $281.9 million, respectively.
As of September 30, 2024, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of September 30, 2024, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
Except as follows below, there have been no material changes to the risk factors disclosed in Part 1, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2024 (the “Annual Report”) and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, filed with the SEC on August 7, 2024 (the “Q2 Quarterly Report”). Our operations and financial results are subject to various risks and uncertainties that, if they materialize, could adversely affect our business, financial condition and results of operations. In that event, the trading price of our common stock could decline. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report and Q2 Quarterly Report. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
Our business could be negatively affected as a result of actions of activist stockholders or others.
We may be subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Such activist stockholders frequently propose to involve themselves in the governance, strategic direction and operations of companies, including companies' efforts regarding environmental, sustainability and governance standards. For example, JANA Partners Management, LP, an activist investor, has reported, as of September 2024 that it holds an approximate 5.8% beneficial ownership interest in our outstanding common stock. Responding to actions from activist stockholders can be costly and time-consuming, disrupt our business and operations, and divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

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
During the three months ended September 30, 2024, the executive officers set forth below terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

Name and Position	Action	Adoption or Transaction Date	Type of Trading Arrangement	Number of Shares of Common Stock to be Sold	Expiration Date
Corey Thomas, Chief Executive Officer (1)	Adoption	September 4, 2024	Rule 10b5-1*	358,620**	December 31, 2025***
Christina Luconi, Chief People Officer	Adoption	September 13, 2024	Rule 10b5-1*	34,039**	May 1, 2025***

(1) Mr. Thomas' plan includes the sale of 8,620 shares that were gifted to Ancore Foundation, Inc., a charitable foundation of which Mr. Thomas is a director.

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

During the three months ended September 30, 2024, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

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

RAPID7, INC.

Date: November 7, 2024	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer
(Principal Financial Officer)