Form 10-K
period 2024-12-31
Rapid7, Inc.
filed 2025-02-28
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Small Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on a closing price of $43.23 per share of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2024, was approximately $2,669,159,228. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. The number of shares of registrant’s common stock outstanding as of February 25, 2025 was 63,968,853.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
• our ability to adapt to technological change and effectively enhance, innovate and scale our solutions, including our Command Platform;
• our ability to effectively manage or sustain our growth and to sustain profitability;
• our ability to diversify our sources of revenue;
• potential acquisitions and integration of complementary business and technologies;
• our expected use of proceeds from future issuances of equity or convertible debt securities;
• our ability to maintain, or strengthen awareness of, our brand;
• perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including problems related to systems, unscheduled downtime, outages or security breaches in our customers;
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

Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to, the following:
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
•Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliable performance of our products and network infrastructure, including our Command Platform.
•Our business and growth depend substantially on customers renewing and expanding their subscriptions with us. Any decline in our customer renewals or failure to convince customers to expand their use of our subscription offerings could adversely affect our future operating results.
•If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our reputation may be harmed, demand for our solutions may be reduced and we may incur significant liabilities.
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

PART I
Item 1. Business
Overview
Rapid7 is a global cybersecurity software and service provider on a mission to create a safer digital world by making cybersecurity simpler and more accessible. For more than twenty years, Rapid7 has partnered with enterprises across the globe representing a diverse range of industries to improve the efficacy and productivity of their security operations (“SecOps”). In today's rapidly evolving IT environment, customers are encountering escalating challenges due to the widening spectrum of attackers and techniques, including the proliferation of cyberattacks leveraging artificial intelligence (“AI”) and targeted automation. We empower security professionals to manage a modern attack surface through our trusted AI infused technology, leading-edge research, and broad, strategic expertise. Rapid7’s comprehensive security solutions help our global customers unite exposure management with threat detection and response to reduce attack surfaces and eliminate threats with speed and precision.
Our Command Platform is anchored on our cloud security, security information and event management (“SIEM”), advanced detection and response, and vulnerability management offerings. Rapid7 enables the Security Operations Center (“SOC”) to understand their fragmented attack surface with attacker perspective, allowing them to proactively secure their attack surface and better detect and respond to threats. Enriched by years of managed services expertise, our integrated security operations platform enables SecOps teams to move away from a reactive approach, reduce their attack surface, and enhance response efficiency with a deep contextual understanding of their environment.
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
As the threat landscape continues to grow in complexity, customers are demonstrating demand for integrated expertise to support them in effectively managing their security technologies. The convergence of these key trends – security consolidation, integrated cloud security, and expertise driven outcomes – are the foundation of what our customers require for the modern SOC. Our focus is to be the leading provider of integrated security operations solutions by providing exposure and threat management that leverages our ability to give customers command of their attack surface.
As of December 31, 2024, we had more than 11,700 customers that rely on Rapid7 technology, services, and research to improve security outcomes and securely advance their organizations. Revenue has increased from $411.5 million in 2020 to $844.0 million in 2024, representing a 20% compound annual growth rate.
In 2024, 2023 and 2022 recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 96%, 95% and 94%, respectively, of total revenue. We achieved net income of $25.5 million in 2024 and incurred net losses of $152.8 million and $124.7 million in 2023 and 2022, respectively, as we continued to invest for long-term growth.
Our Platform
Rapid7’s Command Platform is a unified threat exposure, detection and response platform that allows SecOps teams to integrate their critical security data by providing a unified view of vulnerabilities, exposures, and threats from endpoint to cloud to close security gaps and prevent attacks. By integrating native cloud, on premises and security monitoring data and correlating it with an organization’s ecosystem of IT and business data, the Command Platform provides visibility of a customer’s attack surface. By providing the means to confidently discover, identify, prioritize and remediate risk, detect threats, and respond, the fully-integrated, AI-enabled platform gives SecOps teams greater visibility they can trust.
Our Command Platform is delivered via integrated technology, managed services, threat intelligence, and threat-aware risk context, enabling us to anticipate, detect, and promptly respond to threats once identified. The platform was built using our extensive experience in collecting and analyzing data from diverse sources, including multi-cloud platforms, applications, endpoints and networks, and thus enables our customers to create and manage analytics-driven cybersecurity risk management programs. By utilizing our powerful proprietary analytics to assess and understand the context and relationships related to users, IT assets and cyber threats within a customer’s environment, our solutions make it faster and easier for teams to identify and remediate vulnerabilities, monitor for misconfigurations and malicious behavior, investigate and shutdown attacks, and automate operations.

Endpoint to Cloud Data Collection and Sharing
In response to our customers’ expanding digital footprints, we have invested in our capacity to gather, standardize, enrich, and correlate diverse telemetry within our platform. Our cloud architecture utilizes a combination of native collection technologies and application programming interfaces as well as third-party event sources to scale in alignment with the digital transformation occurring within our customers’ organizations.
•Rapid7 Insight Agent: Our universal endpoint agent, the Insight Agent, is a lightweight, software-based agent which can be installed on assets across on-premises and cloud environments to centralize and monitor data on our platform. This single agent enables a number of impactful use cases across the platform, including next-generation antivirus (“NGAV”), vulnerability scanning, endpoint detections, investigation and forensic search capabilities, and threat containment.
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
Our Offerings
Offerings are consumed via our platform and delivered as either Software-as-a-Service (“SaaS”) solutions, managed services or professional services. Customers can consume consolidated software and/or managed service offerings that combine leading capabilities and lean into vendor consolidation to maximize security budgets.
Detection and Response
•Managed Threat Complete (“MTC”) is our flagship offering that unifies Managed Detection and Response (“MDR”) and the robust exposure management of Managed Vulnerability Management (“MVM”) delivered via a shared agent to prevent attacks across the kill chain, pinpoint advanced threats wherever they are, and respond confidently with unlimited incident response from an always-on MDR. MDR delivers end-to-end threat detection and response, encompassing 24x7 monitoring to incident containment to breach response. Customers are also able to add NGAV which delivers high-fidelity prevention against both known static threats and suspicious behavior, or Managed Digital Risk Protection (“MDRP”), which searches for potential threats from stolen or leaked data and phishing attempts.
•Threat Complete unifies InsightIDR (“InsightIDR”) and InsightVM (“InsightVM”) to provide vulnerability management and threat coverage in a single offering. Using a shared agent, customers receive clarity and higher-efficacy detection coverage around priority vulnerabilities, enabling them to eliminate risks and threats faster across their environments.
•InsightIDR is a next-generation Security Information and Event Management (“SIEM”) and Extended Detection and Response (“XDR”) solution with high-fidelity detections that eliminate alert noise to pinpoint incidents and accelerate response with expert recommendations and automation.
•Incident Response Services are proactive and responsive professional services to help customers prepare and respond to potential breaches.
Exposure Management
•Exposure Command is an exposure management offering that provides attack surface visibility with proactive exposure mitigation and remediation prioritization optimized for hybrid environments. Customers with advanced cloud security use cases can purchase Exposure Command Advanced to provide strong security for workloads leveraging real-time visibility, identity analysis, and automated remediation. The code-to-cloud protection also includes continuous web-app scanning and expanded risk coverage.

•Surface Command is the most accessible Cyber Asset Attack Service Management (“CAASM”) solution in the market providing customers a 360° attack surface view they can trust to detect and prioritize security issues from endpoint to cloud.
•Vector Command is a continuous red-teaming service that validates the external attack surface exposures and tests defenses with continuous red team operations to provide trusted insights into the exposures that matter.
•InsightCloudSec is a cloud risk and compliance management solution that provides Cloud-Native Application Protection Platform (“CNAPP”) capabilities and enables organizations to securely accelerate cloud adoption with continuous security and compliance throughout the software development lifecycle.
•InsightVM is a Vulnerability Management (“VM”) solution that provides visibility across on-premise and remote endpoints, enabling security teams to evaluate the business risk of vulnerabilities and configurations and share with their IT counterparts for remediation.
•InsightAppSec is a Dynamic Application Security Testing (“DAST”) tool, delivered via the cloud, that combines powerful application crawling and attack capabilities, flexibility in scan and scheduling, and accuracy in results with a modern user interface, intuitive workflows, and sensible data organization.
•Managed VM offloads day-to-day VM operations to experts and extends coverage across the attack surface.
•Managed AppSec provides guidance from a dedicated security advisor and AppSec experts to validate application test results, reduce noise for the AppSec team assessing results, and save time for developers remediating issues.
•Penetration Testing is professional services that assess the modern attack surface for exposures with offerings covering internal and external networks, web applications, mobile applications, Internet of Things, wireless network testing, social engineering and red team attack simulation.
Our platform products are available globally and reduce the need for customers to manage a large, complex, data infrastructure. Customers can add expertise via our managed services delivered out of our SOCs located in the U.S., Ireland, Australia and the Czech Republic. Each of these SOCs is staffed with security analysts, threat engineers, incident responders and customer advisors that provide full-lifecycle support for our global managed services customers.
Our Growth Strategy
Our goal is to help customers command their attack surface by helping them anticipate, pinpoint, and act on exposure-led threats from endpoint to the cloud. The main drivers of our growth strategy are:
•Continued investments in product innovation: We intend to continue to invest in our product development to enhance our platform and deliver additional features to meet customer demand and grow our addressable markets.
•Expand our partner ecosystem
•Strategic Partnerships: By expanding our strategic partnerships with system integrators we enable our customers to succeed with our technology and platform in their ecosystem and deliver more value from their security operations program. Recent technology alliances that drive this experience include ServiceNow, Microsoft, AWS, GCP and Palo Alto Networks.
•Channel Partners: We maintain a global channel partner network that complements our sales organization, particularly in Europe, the Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). We have established strong co-sell relationships with strategic channel partners, who provide additional leverage through customer acquisition, deal execution and providing value in securing renewals. We are focused on expanding our public cloud marketplace motion to support our customers’ move to those models. We will continue to invest in partner models that enable us to create long-term customer value.
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
•Strengthen our customer renewal rate: We intend to continue to drive customer satisfaction and renewals by offering professional services, support, and strong investments in customer success functions. Our customer success teams provide expertise to help our customers realize exceptional value and improve their security outcomes, leading to higher customer satisfaction.
•International expansion: We continue to make investments to expand our international presence. These include investments in infrastructure, sales and marketing, and strategic partnerships.
•Strategic M&A: We have and may continue to make acquisitions that enhance the value of our Command Platform and bolster our ability to solve emerging customer challenges, allowing us to deliver on the vision of becoming the SecOps leader.
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
Our research and development teams are located in Boston, Massachusetts; Austin, Texas; Arlington, Virginia; Dublin and Galway, Ireland; Belfast, Northern Ireland; Tel Aviv, Israel; and Prague, Czech Republic, providing us with exposure to worldwide engineering talent.
Rapid7 Labs: Open Source Community
Our industry-leading attack experts analyze vulnerabilities, misconfigurations, and threat data to offer proactive guidance for organizations’ security programs. Leveraging threat intelligence from our free and open-source projects, we continuously enhance our products and services to improve the customer experience. Our open source projects that serve the community and enrich our offerings include:
•Metasploit: Our Metasploit framework has an active community of contributors and users, including security researchers who contribute modules to the Metasploit Framework that serve as a resource about real-world attacker techniques. The Metasploit community also provides us with visibility into new cyber attacks as they occur and a deeper understanding of attacker behaviors.
•Velociraptor: Velociraptor is a unique, advanced open-source endpoint monitoring, digital forensic and cyber response platform. It provides you with the ability to more effectively respond to a wide range of digital forensic and cyber-incident response investigations and data breaches.
•AttackerKB: The AttackerKB was created in 2020 as a forum for the security community to discuss, analyze, and prioritize threats. This community-driven platform empowers security professionals to exchange information about vulnerabilities so they can better understand the impact and likelihood of being exploited.
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
Threat Intelligence and Detections Engineering
Rapid7’s threat content library leverages unique raw threat from our open source communities, as well as expertly vetted third- party intelligence, and insights from across our platform, to provide customers with a curated repository of detections and emergent threat coverage. With a combination of proprietary AI-driven detections and indicators of compromise mapped to the ATT&CK Framework (public resource that maps adversary tactics, techniques and procedures), our detection content spans both known and unknown threats across the threat life cycle. When analyzed against the diverse telemetry data, this content enables us to pinpoint threats across endpoints, network, users, cloud, and customers’ wider ecosystem. This library is leveraged by our Rapid7 MDR services as well as within our InsightIDR technology, meaning alerts are vetted in the field by our security experts, offering a feedback loop and ensuring strong signal-to-noise alerting.
Professional Services
Our professional services offerings include, but are not limited to: Penetration Testing, Cybersecurity Maturity Assessments, Security & Incident Response Program Development Services, Internet of Things & Internet Embedded Device testing as well as Threat Modeling, TableTop Exercises and Incident Response services. In addition, we offer deployment and training services related to our platform to further help customers operationalize and customize their platform experience. By accessing our security talent, we help organizations develop an approach and road map to further mature and strengthen their security programs.
Our Customers
As of December 31, 2024, we had more than 11,700 customers in 147 countries, including 43% of the organizations in the Fortune 100. We define a customer as any entity that has an active Rapid7 recurring revenue contract as of the specified measurement date, excluding customers of only InsightOps or Logentries that have a contract value of less than $2,400 per year.
Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services, with customers in the manufacturing industry representing our largest industry in 2024 at 15% of our revenue. In 2024, 43% of our revenue was generated from enterprises, which we define as organizations that have either annual revenue greater than $1.0 billion or more than 2,500 employees, and the balance was generated from middle-market and small organizations.
Our revenue is not concentrated with any individual customer, and no customer represented more than 1% of our revenue in 2024, 2023 or 2022.
Our Competition
The markets we operate in are highly competitive, fragmented, and subject to technology change and innovation. We primarily compete with established and emerging security product vendors, including the following:
•large companies that incorporate security products into their products;
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
We have over two hundred and fifty issued patents and a number of registered and unregistered trademarks. The standard length of our patents is 20 years and while the grant dates of our patents vary, we believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We file patent applications to protect our intellectual property and have a number of patent applications pending. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.
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
As of December 31, 2024, we had 2,413 full-time employees, including 452 in product and service delivery and support, 852 in sales and marketing, 779 in research and development and 330 in general and administrative. As of December 31, 2024, we had 1,241 full-time employees in the U.S. and 1,172 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
Compensation, Benefits and Well-being
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders and fit within our company culture. In addition to their base salary, eligible employees are compensated for their contributions to the Company’s goals with short-term incentives and long-term equity awards tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer employees a wide array of benefits such as life and health (medical, dental and vision) insurance, travel benefits, paid time off and retirement benefits for all eligible full-time employees. We also provide emotional well-being services through our Employee Assistance Program.

All high performing employees globally are eligible to receive equity under our 2015 Equity Incentive Plan (the “2015 Plan”). Additionally, all employees in the United States, United Kingdom, Ireland, Canada, Australia, Germany and Israel may participate in our Employee Stock Purchase Plan (“ESPP”). As of December 31, 2024, over 90% of our employees were eligible to participate in the ESPP. Under the ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common shares at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.
We have evolved to a hybrid-first model, in which our employees who are assigned to an office can divide their time between the office and home. We are often iterating our approach to ensure we are balancing the needs of the business with the desires of our people, but remain committed to our view that offices remain a vital environment for fostering mentorship, career development and collaboration. Additionally, we believe gathering in person allows our people to foster stronger relationships and trust, and helps to contribute to our great work culture, evidenced by Rapid7’s thirteen consecutive years of recognition as a Best Place to Work in Boston and achieving similar recognition in other locations where we operate. We build this culture, in part, through the feedback we receive from our employees through surveys, as well as informal feedback channels throughout the year.
Talent Development
We believe in investing in the growth and development of all of our employees. “Never Done” is one of our core values, and our employees take advantage of a myriad of opportunities for continuous learning, both through internal training and development experiences, on-demand learning modules, and access to a content-specific curriculum based on need and interest. We have designed and implemented learning experiences for our employees at every stage of their careers. including personalized leadership development experiences that build capabilities for both non-technical and technical leaders and managers at each stage of the leadership journey. These experiences align with our core values and promote the leadership skills and behaviors we believe are critical to the success of our mission, customers, and the development of our people. As a supporter of internal career growth, we actively mentor and invest in the pipeline of our future leaders. Additionally, new employees engage in our 90-day onboarding experience which is intended to support the embodiment of our core values, and shorten their time to create impact.
To supplement our internal learning experiences, as well as provide opportunities for independent study, employees have access to online education tools, including a digital library, to build the necessary skills to pursue additional certifications related to one’s role. To further invest in the future of cybersecurity and to deliver on our company mission, we created a platform that includes the most recent product training materials and makes certification exams available at zero cost. Electronic certificates can be published to an employee’s LinkedIn professional profile, and the Continuing Professional Education (“CPEs”) associated with the exam and learning materials help cybersecurity professionals maintain their minimum “continuing development” points for their professional certifications such as Certified Information Systems Security Professional, Global Information Assurance Certification and Certified Professional Hacker. We believe our investment in these resources, along with flexible working environments, will support our employees in their pursuit of lifelong learning.
We believe we will positively impact the experience of our customers by focusing on the development and engagement of our employees.
Diversity, Equity and Inclusion
Fostering a culture that values the principles of diversity, equity, and inclusion is an essential and fundamental aspect of who we are. We strive to create an environment where every individual, regardless of their background, feels valued and empowered. Diversity, equity and inclusion are key drivers of creativity and innovation, and we know that when teams embrace these drivers, they are able to make better business decisions, which ultimately drive better business outcomes. Our commitment extends beyond just words - it is an ongoing investment that is visible in our partnerships, yearly programming, internal events, training and development and available resources.
Over the past year, we have made significant strides in fostering cultural agility, competency, and inclusive programming that nurtures a sense of belonging for all employees. Our continued efforts include comprehensive e-learning on the fundamentals of inclusion for all new hires, ensuring that every team member begins their journey equipped with foundational knowledge. We continue to invest in expanding education and training initiatives focused on the principles of inclusive leadership and effectively managing global teams, providing leaders with the tools to navigate complexity and foster collaboration. Complementing these efforts, our Employee Resource Groups have hosted sessions aimed at leadership development, deepening understanding of different lived experiences, broadening cultural awareness, and creating opportunities for employees to connect, learn, and grow.
We remain committed to investing in partnerships that align with our corporate values and advance our mission of building multidimensional teams reflective of the global population we support.

Community Involvement & The Rapid7 Cybersecurity Foundation
We give back to the communities where we live and work, and believe that this commitment helps in our efforts to attract and retain employees. We partner with a variety of STEM and inclusion-focused programs to promote technology education for all. Beyond contributions of cash, we encourage employee volunteerism at all our locations. In 2021, we formed the Rapid7 Cybersecurity Foundation (the “Foundation”). The Foundation’s mission, which aligns closely to that of Rapid7, is to promote a more diverse and inclusive cyber workforce and advance security by supporting cybersecurity programs and solutions that are free and open. These include, among others, Hack.Diversity, Mass Cyber Center and Cyversity. After seeding the Foundation with an initial contribution of $1.0 million in 2021, Rapid7 continued its support of the Foundation with an aggregate additional investment of $1.0 million between 2022 and 2024.
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

•the impact of climate change, natural disasters or manmade problems, including terrorism or war (such as the Russia- Ukraine war and the ongoing conflicts in the Middle East); and
•future accounting pronouncements or changes in our accounting policies or practices.
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
From the year ended December 31, 2020 to the year ended December 31, 2024, our revenue grew from $411.5 million to $844.0 million and our headcount grew from 1,847 to 2,413 employees. Our future growth is dependent upon our ability to continue to meet the expanding needs of our customers and to attract new customers. Although we have experienced rapid growth historically, we cannot provide any assurance that our business will continue to grow at the same rate or at all.
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
•increase revenues from existing customers through increased or broader use of our product subscriptions and service offerings within their organizations;
•improve the performance and capabilities of our products through research and development;
•continue to develop our cloud-based solutions;
•maintain the rate at which customers purchase and renew subscriptions to our cloud-based solutions, content subscriptions, maintenance and support and managed services;
•continue to successfully expand our business domestically and internationally;
•continue to improve our key business applications, processes and IT infrastructure to support our business needs and appropriately document such systems and processes;
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

We have not been profitable historically and may not maintain profitability in the future.
For the year ended December 31, 2024, we have achieved net income of $25.5 million. Prior to 2024, we had posted a net loss in each year since inception, including net losses of $152.8 million and $124.7 million in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $988.0 million. While we have experienced significant revenue growth in recent periods and achieved profitability, we may not obtain a high enough volume of sales of our products and service offerings to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
These investments may not result in increased revenue or growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, our financial performance may be harmed, and we may not maintain profitability in the future.
Prolonged economic uncertainties or downturns could adversely affect our business.
Prolonged economic uncertainties or downturns could adversely affect our business operations or financial results. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, inflation, foreign currency exchange rate fluctuations, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster, outbreaks of epidemics or pandemics such as COVID-19, political unrest and social strife, including acts of terrorism, armed conflicts, such as the one between Russia and Ukraine and the ongoing conflicts in the Middle East, have caused and could continue to cause a decrease in corporate spending on security offerings or information technology in general and negatively affect the rate of growth of our business.
Our customer base spans a variety of industries, including technology services, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. A substantial downturn in any of these industries may cause companies to reduce their capital expenditures in general or by specifically reducing their spending on information technology or security offerings. As a result, our current or prospective customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. For example, due to economic volatility as a result of inflationary pressures and other global events, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.
In addition, adverse economic conditions, including inflation, may also increase the costs of operating our business, including vendor, supplier and workforce expenses.
We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry or geography. Although we expect that our current cash and cash equivalent balances, including the proceeds of our offering of convertible senior notes in September 2023, together with cash flows that are generated from operations, will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if the economic conditions of the general economy or industries in which we operate worsen from present levels, our business operations and financial results could be adversely affected.

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
In August of 2023, our Board approved a restructuring plan that was designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities (the “Restructuring Plan”). The Restructuring Plan included the reduction of our workforce by approximately 16%. We may encounter challenges as a result of these restructuring efforts and our reduction in force that could prevent us from recognizing the intended benefits of the Restructuring Plan or otherwise adversely affect our business, results of operations and financial condition. As of March 31, 2024, the execution of the Restructuring Plan was completed.
As a result of the Restructuring Plan, we have incurred and may continue to incur additional costs in the short term, including cash expenditures for employee transition, notice period and severance payments, employee benefits, related facilitation costs non-cash expenditures related to acceleration of vesting of share-based awards and other significant one-time costs. For example, in connection with the Restructuring Plan, we permanently closed certain idle office spaces in Plano, Texas, Los Angeles, California and Toronto, Canada, which resulted in an impairment loss of $3.6 million recorded in 2023. These additional cash and non-cash expenditures could have the effect of reducing our operating margins. Our Restructuring Plan may result in other unintended consequences, including employee attrition beyond our intended reduction in force, which may also be further exacerbated by the actual or perceived declining value of our equity awards; damage to our corporate culture and decreased employee morale among our remaining employees; diversion of management attention; damage to our reputation as an employer, which could make it more difficult for us to hire new employees in the future; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these adverse consequences, our Restructuring Plan may not achieve or sustain its intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
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
Our subscription offerings are sold on a term basis. In order for us to improve our operating results, it is important that our existing customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions with us and we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our new or current product offerings, our pricing, the effects of economic conditions, including due to a global economic slowdown, inflation, foreign currency exchange rate fluctuation, the Russia-Ukraine war, the ongoing conflicts in the Middle East and any global economic uncertainty and financial market disruptions, competitive offerings, our customers' perception of their exposure, or alterations or reductions in their spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues and results of operations may be adversely impacted.
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
Our business substantially depends on, and we expect our business to continue to substantially depend on, sales of our platform solutions, including our Command Platform. As such, market acceptance of our platform solutions is critical to our continued

success. Demand for our platform solutions is affected by a number of factors beyond our control, including continued market acceptance of cloud-based offerings, the timing of development and release of new products by our competitors, technological change, and growth or contraction in our market and the economy in general. If we are unable to continue to meet customer demands or to achieve more widespread market acceptance of our platform solutions, including through evolution of our sales model to a consolidated platform sales approach, our business operations, financial results and growth prospects will be materially and adversely affected.
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
The market for SecOps solutions, including our Command Platform, is highly fragmented, intensely competitive and constantly evolving. We compete with an array of established and emerging security software and services vendors. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. The markets we operate in are highly competitive, fragmented, and subject to technology change and innovation. We primarily compete with established and emerging security product vendors, including the large companies that incorporate security products into their products; XDR and SIEM vendors; cloud security vendors; vulnerability risk management vendors; application security vendors; threat intelligence vendors; and legacy security, systems management, MSSP, and other IT vendors.
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
We continue to be substantially dependent on our sales force to obtain new customers and increase sales with existing customers. Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain our personnel, especially those in sales, marketing and research and development. In addition, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. We face intense competition for these employees from numerous technology, software and other companies, especially in certain geographic areas in which we operate, and we cannot ensure that we will be able to attract, motivate and/or retain sufficient qualified employees in the future, particularly in tight labor markets. In addition, the change by us and other companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. Our workforce evolved to a hybrid-first model following the COVID-19 pandemic, which requires regular in-office attendance but utilizes a hybrid approach. While we intend to continue iterating our approach to ensure we are balancing the needs of the business with the desires of our people, we may face difficulty in hiring and retaining our workforce as a result of this shift to have greater in-office attendance. If we are unable to attract new employees and retain our current employees, we may not be able to adequately develop and maintain new products or service offerings or market our existing products or service offerings at the same levels as our competitors and we may, therefore, lose customers and market share. Our failure to attract and retain personnel, especially those in sales and marketing and research and development positions for which we have historically had a high turnover rate, could have an adverse effect on our ability to execute our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease. Even if we are able to identify and recruit a sufficient number of new hires, these new hires will require significant training before they achieve full productivity and they may not become productive as quickly as we would like or at all.
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
Our hybrid working model and use of service providers with remote working arrangements also subject us to heightened operational risks. For example, technologies in our employees’ and service providers’ homes when they are working remotely may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable than in our offices. Further, the security systems in place at our employees’ and service providers’ homes may be less secure than those used in our offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely.
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
We market and sell our products and service offerings throughout the world and have personnel in many parts of the world. For the years ended December 31, 2024, 2023 and 2022, operations located outside of North America generated 24%, 22% and 21%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and service offerings or in effectively selling our products and service offerings in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
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
•increased exposure to climate change, natural disasters, acts of war (including the Russia-Ukraine war and the ongoing conflicts in the Middle East), terrorism, epidemics, or pandemics and other health crises; and
•costs of compliance with multiple and possibly overlapping tax structures.
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
In addition, in order for our products (including our Command Platform) to achieve their functional potential, our products must effectively integrate into our customers’ IT infrastructures, which have different specifications, utilize varied protocol standards, deploy products from multiple different vendors and contain multiple layers of products that have been added over time. Our customers’ IT infrastructures are also dynamic, with a myriad of devices and endpoints entering and exiting the customers’ IT systems on a regular basis, including remote devices, and our products must be able to effectively adapt to and track these changes. We must be able to interoperate and provide our security offerings to customers with these highly complex and customized networks, which requires significant coordination between our customers, our customer support teams and our channel partners.
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
Achieving the anticipated benefits of past or future acquisitions will depend in part upon whether we can integrate acquired operations, products and technology in a timely and cost-effective manner and successfully market and sell these as new product offerings, or as new features within our existing offerings. For example, on July 3, 2024, we acquired Noetic Cyber, Inc. (“Noetic”), a provider of cyber attack surface management technology. The integration of any acquisition may prove to be difficult due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and accustomed to different corporate cultures and business operations and internal systems. We may need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies. The acquisition and integration processes are complex, expensive and time consuming, and may cause an interruption of, or loss of momentum in, product development, sales activities and operations of both companies. Further, we may be unable to retain key personnel of an acquired company following the acquisition. If we are unable to effectively execute or integrate acquisitions, the anticipated benefits of such acquisition, including sales or growth opportunities or targeted synergies may not be realized, and our business, financial condition and operating results could be adversely affected.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We anticipate that we will continue to rely on these partners in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. For the years ended December 31, 2024, 2023 and 2022, we derived approximately 68%, 62% and 57%, respectively, of our revenue from sales of products and service offerings through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Our agreements with our channel partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our products and service offerings (including our Command Platform), our ability to grow our business and sell our products and service offerings, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and service offerings or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and service offerings or increased revenue.
If we are not able to maintain and enhance our brand, our business and operating results may be adversely affected.
We believe that maintaining and enhancing our brand identity is critical to our relationships with our customers and channel partners and to our ability to attract new customers and channel partners. The successful promotion of our brand will depend largely upon our marketing efforts, our ability to continue to offer high-quality offerings and our ability to successfully differentiate our offerings from those of our competitors. Our brand promotion activities may not be successful or yield increased revenues. In addition, independent industry analysts often provide reviews of our offerings, as well as those of our competitors, and perception of our offerings (including our Command Platform) in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and service offerings, our brand may be adversely affected.
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
Selling to government entities can be highly competitive, expensive and time consuming, and often requires significant upfront time and expense without any assurance that we will win a sale. Government demand and payment for our products and service offerings may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. Government entities also have heightened sensitivity surrounding the purchase of cybersecurity solutions due to the critical importance of their IT infrastructures, the nature of the information contained within those infrastructures and the fact that they are highly visible targets for cyber attacks. For example, the conflict in Ukraine and associated activities in Ukraine and Russia may increase the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia. Accordingly, increasing sales of our products and service offerings to government entities may be more challenging than selling to commercial organizations. Further, in the course of providing our products and service offerings to government entities, our employees and those of our channel partners may be exposed to sensitive government information. Any failure by us or our channel partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance. Additionally, in the United States, federal government agencies may promulgate regulations, and the President may issue executive orders, requiring federal contractors to adhere to different or additional requirements after a contract is signed. If we do not meet applicable requirements of law or contract, we could be subject to significant liability from our customers or regulators.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the years ended December 31, 2024, 2023 and 2022, we incurred 19%, 17% and 16%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the years ended December 31, 2024, 2023 and 2022, 13%, 11% and 10%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may fluctuate in the future, including as a result of geopolitical factors such as the ongoing conflicts in the Middle East including Israel and the surrounding region, which has impacted the exchange rate between the U.S. dollar and the Israeli New Shekel. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We enter into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
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
In order to protect our unpatented proprietary technologies and processes (including our Command Platform), we rely on trade secret laws and confidentiality agreements with our employees, consultants, channel partners, vendors and others. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, the contractual provisions that we enter into may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies or intellectual property rights.
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
As of December 31, 2024, we had federal and state net operating loss carryforwards (“NOLs”) of $265.6 million and $306.0 million, respectively, available to offset future taxable income, a portion of which expires in various years beginning in 2024 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code (the “IRC”), substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. IRC Section 382 imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percentage point ownership change over a three-year testing period. Based upon our historical analysis, we determined that although a limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.
We may have exposure to greater than anticipated tax liabilities.

We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are and will continue to be subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain and the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes, and value-added taxes against us. If we are unsuccessful in sustaining our tax positions, our financial condition and results of operations would be adversely affected. For example, during the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority of approximately 324 million Israeli New Shekels (approximately $88 million, based upon exchange rates as of December 31, 2024 between the Israeli New Shekel and the US Dollar) in relation to the fiscal year 2021 operations of one of our subsidiaries in Israel. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations will be adversely affected. See Note 16, Commitments and Contingencies, in the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for further information.
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
Our products may also contain undetected errors or defects. Errors or defects may be more likely when a product is first introduced or as new versions are released, or when we introduce an acquired company's products. We have experienced these errors or defects in the past in connection with new products, acquired products and product upgrades and we expect that these errors or defects will be found from time to time in the future in new, acquired or enhanced products after commercial release. Defects may cause our products to be vulnerable to attacks, fail to detect vulnerabilities or threats, or temporarily interrupt customers’ networking traffic. Any errors, defects, disruptions in service or other performance problems with our products may damage our customers’ businesses and could hurt our reputation. If our products or service offerings fail to detect vulnerabilities or threats for any reason, we may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results. Limitation of liability provisions in our standard terms and conditions and our other agreements may not adequately or effectively protect us from any claims related to errors or defects in our solutions, including as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries.
Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliable performance of our products and network infrastructure, including our Command Platform.
Our brand, reputation and ability to attract, retain and serve our customers are dependent in part upon the reliable performance of our products and network infrastructure, including our Command Platform. We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints and fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.
We utilize third-party data centers located in North America, Europe, Australia and Asia, in addition to operating and maintaining certain elements of our own network infrastructure. Some elements of our complex infrastructure are operated by third parties that we do not control and that could require significant time to replace. We expect this dependence on third parties to continue. More specifically, certain of our products, in particular our cloud-based products, are hosted on cloud providers, which provides us with computing and storage capacity. Interruptions in our systems or the third-party systems on which we rely, whether due to system failures, computer viruses, physical or electronic break-ins, or other factors, could affect the security or availability of our products, network infrastructure and website.
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
If we or our third-party service providers experience a security breach or unauthorized parties otherwise obtain access to our customers’ data, our reputation may be harmed, demand for our solutions may be reduced and we may incur significant liabilities.
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
Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), supply-chain attacks, denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. In particular, ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. While extortion payments may alleviate the negative impact of a ransomware attack, we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. Such attacks may also include exploitation of vulnerabilities in third-party or open source software code that may be incorporated into our own or our customers’ or supplier’s systems. Further, if our systems or those of our third-party service providers are breached as a result of third-party action, employee error or misconduct, attackers could learn critical information about how our products operate to help protect our customers’ IT infrastructures from cyber risk, thereby making our customers more vulnerable to cyber attacks. Additionally, the unauthorized use or misuse of AI by our employees or others may result in the release of customer data to unauthorized parties. While we maintain measures designed to protect the integrity, confidentiality and security of our data, our security measures could fail and those of our third-party service providers have failed and could fail, any of which could result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data or financial loss.
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
We, and our customers, are subject to a number of stringent and changing obligations in domestic and international laws, regulations, guidance, industry standards, external and internal policies and contracts and other obligations that address a range of issues including data privacy and cybersecurity, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data. The regulatory framework for online services, data privacy and cybersecurity issues worldwide can vary substantially from jurisdiction to jurisdiction, is rapidly evolving and is likely to remain uncertain for the foreseeable future. This creates some uncertainty as to the effective legal frameworks and our obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparation for and compliance with these obligations require us to devote significant resources (including, without limitation, financial and time-

related resources). These obligations may necessitate changes to our business including our information technologies, systems and practices and to those of any third parties that process personal data on our behalf. Although we strive to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations. If we (or third parties upon whom we rely) fail, or are perceived to have failed, to address and comply with data privacy and security obligations, we could face significant consequences. These consequences may include but are not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar consequences); litigation (including class-related claims); additional reporting requirements and oversight; bans on processing personal data; orders to destroy and not to use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation and our business, and financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business or operations; inability to process personal data; inability to operate in specific jurisdictions; limitations in our ability to develop our products and service offerings; management's time and other resource expenditures; adverse publicity; and revisions to our operations.
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
In addition, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws. For example, the European Data Protection Laws impose strict rules on the transfer of personal data from the EEA, the UK and Switzerland (collectively, “Europe”), to so-called third countries, including the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Although there are legal mechanisms to allow for the transfer of personal data from Europe to the United States, uncertainty remains about compliance and such mechanisms may not be available or applicable with respect to our personal data processing activities. For example, the “Standard Contractual Clauses” (“SCCs”) that are designed to be a valid mechanism by which parties can transfer personal data out of Europe to jurisdictions that are not found to provide an adequate level of protection, must be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country. Specifically, the parties to the cross-border personal data transfer must evaluate the importing jurisdiction’s laws and implement supplemental security measures as necessary to protect the at-issue personal data. Additionally, in July 2023, the European Commission adopted an adequacy decision concluding that the United States ensures an adequate level of protection for personal data transferred from Europe under the EU-U.S. Data Privacy

Framework (followed on October 2023 with the adoption of an adequacy decision in the UK for the UK-U.S. Data Bridge). However, such adequacy decisions do not foreclose, and are likely to face, future legal challenges, and it is likely that there will continue to be some uncertainty regarding the mechanisms by which parties transfer personal data out of Europe to jurisdictions such as the United States. If we cannot implement and maintain a valid mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing (including prohibitions on transferring personal data out of the EU and UK). This may also reduce demand for our services from companies subject to European Data Protection Laws. Loss of our ability to import personal data from Europe may also require us to increase our data processing capabilities in Europe at significant expense.
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
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $9.05 to an intraday high of $145.00 through February 25, 2025. Factors that may affect the market price of our common stock include:
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
Further, the indentures governing the Notes do not restrict our ability to incur additional indebtedness, secure existing or future debt, recapitalize our existing or future debt or take a number of other actions that could intensify the risks discussed above and below. Further, we and our subsidiaries may incur substantial additional indebtedness in the future (some of which may be secured indebtedness), subject to the restrictions contained in any future debt instruments existing at the time.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As of December 31, 2024, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders. The 2025 Notes became convertible at the option of the holders effective November 1, 2024. Whether the 2027 Notes or the 2029 Notes will be convertible following the year ended December 31, 2024 will depend on the future satisfaction of a conversion condition. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Notes and our common stock.
In connection with the issuance of the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying each of the 2025 Notes, the 2027 Notes and the 2029 Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of such Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricings of the respective Notes, including with certain investors in the applicable Notes. The counterparties and/or or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the applicable observation period relating to any conversion of the 2025 Notes on or after November 1, 2024, relating to any conversion of the 2027 Notes on or after December 15, 2026 or relating to any conversion of the 2029 Notes on or after December 15, 2028, in each case that is not in connection with a redemption). We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Notes and our common stock.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 11, Debt, as of December 31, 2024, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
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
In addition, our facilities and those of our third-party data centers and hosting providers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war (including the Russia-Ukraine war and the ongoing conflicts in the Middle East), terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a public health crisis, climate change, natural disaster, power failure, war (including the Russia-Ukraine war and the ongoing conflicts in the Middle East) or an act of terrorism, vandalism or other misconduct, a decision by a third party to close a facility on which we rely without adequate notice, or other unanticipated problems could result in lengthy interruptions in provision or delivery of our products, potentially leaving our customers vulnerable to cyber attacks. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.
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
We may be subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Such activist stockholders frequently propose to involve themselves in the governance, strategic direction and operations of companies, including companies’ efforts regarding environmental, sustainability and governance standards. For example, JANA Partners Management, LP, an activist investor, has reported, as of December 17, 2024 that it holds an approximate 5.8% beneficial ownership interest in our outstanding common stock. Responding to actions from activist stockholders can be costly and time-consuming, disrupt our business and operations, and divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
At Rapid7, cybersecurity risk management is integrated into our overall enterprise risk management program and one pillar of our broader cybersecurity program. Our cybersecurity risk management program is designed based on prevailing security standards and controls, such as NIST-800 and ISO 27001, and to continuously evaluate cybersecurity risks in alignment with our business objectives and operational needs. Our information security team manages a framework for handling both information security risk management and operational cybersecurity threats and incidents, including those associated with the use of products and services provided by third-party service providers, suppliers, and vendors. This framework includes steps for assessing the severity of a cybersecurity threat or incident, identifying the source of such cybersecurity threat or incident (including whether such cybersecurity threat or incident is associated with a third-party service provider, supplier, or vendor), implementing cybersecurity countermeasures and mitigations and an escalation path for informing management, the audit committee of the board of directors (the "Audit Committee"), and our full board of directors (the "Board") of cybersecurity threats, incidents and risks.
Recognizing the complexity and evolving nature of cybersecurity threats, incidents and risks, we engage with a range of third-party experts, including cybersecurity penetration testers, consultants, and auditors in evaluating and supporting our risk management systems. Our collaboration with these third parties includes regular independent audits, threat assessments, and consultation on security enhancements.
Our cybersecurity program, which is managed by our information security team, includes:
•efforts to comply with prevailing cybersecurity standards;
•regular risk assessments, security assessments and penetration tests designed to help identify potential cybersecurity risks to our critical systems, networks, products, services, and our broader enterprise information technology environment;
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
Item 2. Properties.
Our corporate headquarters occupy approximately 147,000 square feet in Boston, Massachusetts under operating leases that expire in November 2029. This excludes approximately 67,000 square feet of certain idle office space that was impaired in 2023. Refer to Note 12, Leases, for further information on the impairment of long-lived assets.. We have additional U.S. offices including in Arlington, Virginia, Austin, Texas, and Tampa, Florida. We also lease various international offices including in Belfast, Northern Ireland; Prague, Czech Republic; Dublin and Galway, Ireland; Germany; Melbourne, Australia; Reading, United Kingdom; Tel Aviv, Israel; and Singapore.
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
As of December 31, 2024, there were 30 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company (“DTC”), which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.
The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for an investment of $100 in our common stock, the Nasdaq Global Market and the Nasdaq Computer Index. Data for the Nasdaq Global Market and the Nasdaq Computer Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Rapid7, Inc.	$100.00	$160.94	$210.09	$60.66	$101.93	$71.81
Nasdaq Global Market Composite	100.00	147.68	109.53	51.96	50.89	51.65
Nasdaq Computer	100.00	157.33	199.80	129.82	212.86	284.38
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
Overview
Rapid7 is a global cybersecurity software and service provider on a mission to create a safer digital world by making cybersecurity simpler and more accessible. For more than twenty years, Rapid7 has partnered with customers across the globe representing a diverse range of industries and sizes to improve the efficacy and productivity of their security operations (“SecOps”). In today's rapidly evolving IT environment, customers are encountering escalating challenges due to the widening spectrum of attackers and techniques, including the proliferation of cyberattacks leveraging artificial intelligence (“AI”) and targeted automation. We empower security professionals to manage a modern attack surface through our best-in-class AI infused technology, leading-edge research, and broad, strategic expertise. Rapid7’s comprehensive security solutions help our global customers unite exposure management with threat detection and response to reduce attack surfaces and eliminate threats with speed and precision.
Through our security operations platform, anchored on our cloud security, security information and event management (“SIEM”), advanced detection and response, and vulnerability management offerings, we believe that Rapid7 is poised to expand the capabilities of today's SecOps teams. Rapid7 enables the Security Operations Center (“SOC”) to understand their fragmented attack surface with attacker perspective, allowing them to proactively secure their attack surface and better detect and respond to threats. Enriched by years of managed services expertise, our integrated security operations platform enables SecOps teams to move away from a reactive approach, reduce their attack surface, and enhance response efficiency with a deep contextual understanding of their environment.
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
As the threat landscape continues to grow in complexity, customers are demonstrating demand for integrated expertise to support them in effectively managing their security technologies. The convergence of these key trends – security consolidation, integrated cloud security, and expertise driven outcomes – are the foundation of what our customers require for the modern SOC. Our focus is to be the leading provider of integrated security operations solutions by providing exposure and threat management that leverages our ability to give customers command of their attack surface.
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of December 31, 2024, we had over 11,700 customers in 147 countries, including 43% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the years ended December 31, 2024, 2023 or 2022.
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

•Licensed on-premise software, which consists of term licenses. When licensed on-premise software is purchased, maintenance and support and content subscriptions, as applicable, are bundled with the license for the term period. Our Nexpose and Metasploit products are offered through term software licenses with an option for one or multi-year terms. Our maintenance and support provides our customers with telephone and web-based support and ongoing bug fixes and repairs during the term of the maintenance and support agreement, and our customers who purchase our Nexpose and Metasploit products also purchase content subscriptions, which provide them with real-time access to the latest vulnerabilities and exploits.
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
In the years ended December 31, 2024, 2023 and 2022, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 96%, 95% and 94%, respectively, of total revenue.
Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the errors and determined that the related impact was not material to results of operations or financial position for any historical annual or interim period. As a result, we are correcting the errors by adjusting prior period financial statements in certain of the periods shown below. Refer to Note 20, Immaterial Correction of an Error, in the notes to our Consolidated Financial Statements for further information.
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

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Total revenue	$844,007	$777,707	$685,083
Year-over-year growth	8.5%	13.5%	28.0%
Non-GAAP income from operations	$163,508	$102,221	$30,386
Non-GAAP operating margin	19.4%	13.1%	4.4%
Free cash flow	$154,083	$84,034	$40,677

	As of December 31,
	2024	2023
	(dollars in thousands)
Annualized recurring revenue (“ARR”)	$839,819	$805,670
Year-over-year growth	4.2%	12.8%
Number of customers	11,727	11,526
Year-over-year growth	1.7%	5.5%
ARR per customer	$71.6	$69.9
Year-over-year growth	2.5%	7.0%

Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers. We monitor total revenue and believe it is useful to investors as a measure of the overall success of our business.
Non-GAAP Income from Operations and Non-GAAP Operating Margin. We monitor non-GAAP income from operations and non-GAAP operating margin, which are both non-GAAP financial measures, to analyze our financial results. We believe non-GAAP income from operations and non-GAAP operating margin are useful to investors, as supplements to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance and allowing for greater transparency with respect to metrics used by our management in its financial and operational decision-making. See “Non-GAAP Financial Results” below for further information on non-GAAP income from operations and a reconciliation of non-GAAP income from operations to the comparable GAAP financial measure.
Free Cash Flow. Free cash flow is a non-GAAP measure that we define as cash provided by operating activities less purchases of property and equipment and capitalization of internal-use software costs. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after necessary capital expenditures. See “Non-GAAP Financial Results” below for a reconciliation of non-GAAP free cash flow to the comparable GAAP financial measure.
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
Number of Customers. We believe that the size of our customer base is an indicator of our global market penetration and that our net customer additions are an indicator of the growth of our business. We define a customer as any entity that has an active Rapid7 recurring revenue contract as of the specified measurement date, excluding customers of only InsightOps or Logentries that have a contract value of less than $2,400 per year.
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
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income (loss) and non-GAAP net income per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt issuance costs and certain other items such as acquisition-related expenses, litigation-related expenses, impairment of long-lived assets, induced conversion expense, change in the fair value of derivative assets, restructuring expense and discrete tax items. Non-GAAP net income per basic and diluted share is calculated as non-GAAP net income divided by the weighted average shares used to compute net income per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
•Amortization of debt issuance costs. The expense for the amortization of debt issuance costs related to our convertible senior notes and our former revolving credit facility is a non-cash item and we believe the exclusion of this interest expense provides a more useful comparison of our operational performance in different periods.
•Induced conversion expense. In conjunction with the partial repurchase of our 2025 Notes in the third quarter of 2023, we incurred a non-cash induced conversion expense of $53.9 million. We exclude induced conversion expense because this amount is not indicative of the performance of or trends in, our business and neither is comparable to the prior period nor predictive of future results.
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
•Acquisition-related expenses. We exclude acquisition-related expenses, including accretion expense associated with contingent consideration, as costs that are unrelated to the current operations and are neither comparable to the prior period nor predictive of future results.
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
•Restructuring expense. We exclude non-ordinary course restructuring expenses related to the Restructuring Plan, which we completed during fiscal year 2024, because we do not believe these charges are indicative of our core operating performance and we believe the exclusion of the restructuring expense provides a more useful comparison of our performance in different periods.
•Discrete tax items. We exclude certain discrete tax items such as income tax expenses or benefits that are not related to ongoing business operations in the current year and adjustments to uncertain tax position reserves as these charges are not indicative of our ongoing operating results, and they are not considered when we are forecasting our future results.
•Anti-dilutive impact of capped call transactions. Our capped call transactions are intended to offset potential dilution from the conversion features in our convertible senior notes. Although we cannot reflect the anti-dilutive impact of the capped call transactions under GAAP, we do reflect the anti-dilutive impact of the capped call transactions in non-GAAP net income (loss) per diluted share, when applicable, to provide investors with useful information in evaluating our financial performance on a per share basis.
We define adjusted EBITDA as net income (loss) before (1) interest income, (2) interest expense, (3) other (income) expense, net, (4) provision for (benefit from) income taxes, (5) depreciation expense, (6) amortization of intangible assets, (7) stock-based compensation expense, (8) acquisition-related expenses, (9) litigation-related expenses, (10) impairment of long-lived assets and (11) restructuring expense. We believe that the use of adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
GAAP total gross profit	$592,972	$545,661	$470,734
Stock-based compensation expense	12,208	11,005	10,367
Amortization of acquired intangible assets	17,163	18,386	18,493
Non-GAAP total gross profit	$622,343	$575,052	$499,594

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
GAAP gross profit – product subscriptions	$583,359	$537,028	$465,323
Stock-based compensation expense	10,376	8,439	7,562
Amortization of acquired intangible assets	17,163	18,386	18,493
Non-GAAP gross profit – product subscriptions	$610,898	$563,853	$491,378

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
GAAP gross profit – professional services	$9,613	$8,633	$5,411
Stock-based compensation expense	1,832	2,566	2,805
Non-GAAP gross profit – professional services	$11,445	$11,199	$8,216
The following table reconciles GAAP income (loss) from operations to non-GAAP income from operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
GAAP income (loss) from operations	$35,035	$(84,288)	$(111,614)
Stock-based compensation expense	107,961	111,636	119,902
Amortization of acquired intangible assets	19,951	21,499	21,983
Acquisition-related expenses(1)	751	363	—
Litigation-related expenses	—	—	115
Impairment of long-lived assets	—	30,784	—
Restructuring expense(2)	(190)	22,227	—
Non-GAAP income from operations	$163,508	$102,221	$30,386

(1) For the year ended December 31, 2024, acquisition-related expenses included $0.4 million of accretion expense related to contingent consideration recorded in connection with our July 2024 acquisition of Noetic.

(2) For the year ended December 31, 2024, restructuring expense was recorded within general and administrative expense in our consolidated statement of operations.

The following table reconciles GAAP net income (loss) to non-GAAP net income for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share data)
GAAP net income (loss)	$25,526	$(152,815)	$(124,717)
Stock-based compensation expense	107,961	111,636	119,902
Amortization of acquired intangible assets	19,951	21,499	21,983
Acquisition-related expenses	751	363	—
Litigation-related expenses	—	—	115
Amortization of debt issuance costs	4,447	4,138	4,085
Induced conversion expense	—	53,889	—
Change in fair value of derivative assets	—	15,511	—
Impairment of long-lived assets	—	30,784	—
Restructuring expense	(190)	22,227	—
Discrete tax items	4,692	—	—
Non-GAAP net income	$163,138	$107,232	$21,368
Interest expense of convertible senior notes (1)	6,285	2,667	1,500
Numerator for non-GAAP earnings per share calculation	$169,423	$109,899	$22,868

Weighted average shares used in GAAP earnings per share calculation, basic	62,607,583	60,756,087	58,552,065
Dilutive effect of convertible senior notes (1)	11,183,611	10,429,891	5,803,831
Dilutive effect of employee equity incentive plans (2)	576,068	916,134	1,251,725
Weighted average shares used in non-GAAP earnings per share calculation, diluted	74,367,262	72,102,112	65,607,621

Non-GAAP net income per share:
Basic	$2.61	$1.76	$0.36
Diluted	$2.28	$1.52	$0.35

(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. Adjustments for interest expense, if applicable, on our convertible notes for purposes of calculating non-GAAP earnings per share are made gross of any tax impact. On an if-converted basis, for the year ended December 31, 2024, the 2029 Notes, 2027 Notes and 2025 Notes were dilutive, for the year ended December 31, 2023, the 2029 Notes and 2027 Notes were dilutive and the 2025 Notes were anti-dilutive, and for the year ended December 31, 2022, the 2025 Notes were dilutive and the 2027 Notes were anti-dilutive.

(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net income (loss) to adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
GAAP net income (loss)	$25,526	$(152,815)	$(124,717)
Interest income	(21,063)	(10,177)	(1,813)
Interest expense	10,963	64,700	10,982
Other expense, net	3,680	14,522	1,522
Provision for (benefit from) income taxes	15,929	(518)	2,412
Depreciation expense	11,059	14,047	13,571
Amortization of intangible assets	33,834	31,892	27,467
Stock-based compensation expense	107,961	111,636	119,902
Acquisition-related expenses	751	363	—
Litigation-related expenses	—	—	115
Impairment of long-lived assets	—	30,784	—
Restructuring expense	(190)	22,227	—
Adjusted EBITDA	$188,450	$126,661	$49,441
The following table reconciles net cash provided by operating activities to free cash flow for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$171,670	$104,278	$78,204
Less: Purchases of property and equipment	(3,425)	(4,366)	(20,382)
Less: Capitalized internal-use software costs	(14,162)	(15,878)	(17,145)
Free cash flow	$154,083	$84,034	$40,677
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

Cost of Product Subscriptions
Cost of product subscriptions consists of personnel and related costs for our content, support, managed service and cloud operations teams, including salaries and other payroll related costs, bonuses, stock-based compensation and allocated overhead costs. Also included in cost of product subscriptions are software license fees, cloud computing costs and internet connectivity expenses directly related to delivering our products, amortization of contract fulfillment costs, as well as amortization of certain intangible assets including internally developed software.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring. Operating expenses include overhead costs for depreciation, facilities, IT, information security and recruiting. Our IT overhead costs include IT personnel compensation costs and costs associated with our IT infrastructure. All overhead costs are allocated based on relative headcount. In the near term, we expect our operating expenses to increase as a percentage of revenue as we prioritize investments to drive growth.
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
Sales and Marketing Expense
Sales and marketing expense consists of personnel costs for our sales and marketing team, including salaries and other payroll related costs, commissions, including amortization of capitalized commissions, bonuses and stock-based compensation. Additional expenses include marketing activities and promotional events, travel and entertainment, training costs, amortization of certain intangible assets and allocated overhead costs.
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
Interest Expense
Interest expense consists primarily of contractual interest expense, amortization of debt issuance costs related to our convertible senior notes and our former revolving credit facility, and induced conversion expense. We expect interest expense in the near term to represent contractual interest expense and amortization of debt issuance costs related to our convertible senior notes.
Other Income (Expense), Net

Other income (expense), net consists primarily of the change in fair value of derivative assets and unrealized and realized gains and losses related to changes in foreign currency exchange rates.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of domestic and foreign taxes on income and withholding taxes. We maintain a substantially full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits. We determined as of December 31, 2024 that it was more likely than not that these deferred tax assets will not be realized. However, we may release some of these valuation allowances in future periods if objective negative evidence of cumulative losses is no longer present and positive evidence, such as projection of future growth, supports the realization of such deferred tax assets. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release. See Note 14, Income Taxes, in the accompanying consolidated financial statements for more information.
Results of Operations

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	$808,906	$740,168	$647,535
Professional services	35,101	37,539	37,548
Total revenue	844,007	777,707	685,083
Cost of revenue:(1)
Product subscriptions	225,547	203,140	182,212
Professional services	25,488	28,906	32,137
Total cost of revenue	251,035	232,046	214,349
Operating expenses:(1)
Research and development	173,126	177,937	189,970
Sales and marketing	298,809	313,661	307,409
General and administrative	86,002	85,340	84,969
Impairment of long-lived assets	—	30,784	—
Restructuring	—	22,227	—
Total operating expenses	557,937	629,949	582,348
Income (loss) from operations	35,035	(84,288)	(111,614)
Interest income	21,063	10,177	1,813
Interest expense	(10,963)	(64,700)	(10,982)
Other expense, net	(3,680)	(14,522)	(1,522)
Income (loss) before income taxes	41,455	(153,333)	(122,305)
Provision for (benefit from) income taxes	15,929	(518)	2,412
Net income (loss)	$25,526	$(152,815)	(124,717)
(1) Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$12,208	$11,005	$10,367
Research and development	37,566	39,183	49,940
Sales and marketing	28,718	30,350	31,217
General and administrative	29,469	31,098	28,378
Total stock-based compensation expense	$107,961	$111,636	$119,902

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$33,140	$31,447	$26,520
Research and development	3,312	4,217	4,133
Sales and marketing	6,707	7,801	7,742
General and administrative	1,734	2,474	2,643
Total depreciation and amortization expense	$44,893	$45,939	$41,038
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2024	2023	2022
Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	95.8%	95.2%	94.5%
Professional services	4.2	4.8	5.5
Total revenue	100.0	100.0	100.0
Cost of revenue:
Product subscriptions	26.7	26.1	26.6
Professional services	3.0	3.7	4.7
Total cost of revenue	29.7	29.8	31.3
Operating expenses:
Research and development	20.5	22.9	27.7
Sales and marketing	35.4	40.3	44.9
General and administrative	10.2	11.0	12.4
Impairment of long-lived assets	—	4.0	—
Restructuring	—	2.9	—
Total operating expenses	66.1	81.1	85.0
Income (loss) from operations	4.2	(10.9)	(16.3)
Interest income	2.5	1.3	0.3
Interest expense	(1.3)	(8.3)	(1.6)
Other expense, net	(0.4)	(1.9)	(0.2)
Income (loss) before income taxes	5.0	(19.7)	(17.8)
Provision for (benefit from) income taxes	1.9	(0.1)	0.4
Net income (loss)	3.1%	(19.6)%	(18.2)%
Comparison of the Year Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Revenue:
Product subscriptions	$808,906	$740,168	$68,738	9.3%
Professional services	35,101	37,539	(2,438)	(6.5)%
Total revenue	$844,007	$777,707	$66,300	8.5%
Total revenue increased by $66.3 million in 2024 compared to 2023 and consisted of a $6.1 million increase in revenue from new customers and a $60.2 million increase in revenue from existing customers. The $60.2 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in 2024 compared to 2023 was comprised of $36.0 million generated from sales in North America and $30.3 million generated from sales from the rest of the world.

Cost of Revenue

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue:
Product subscriptions	$225,547	$203,140	$22,407	11.0%
Professional services	25,488	28,906	(3,418)	(11.8)%
Total cost of revenue	$251,035	$232,046	$18,989	8.2%
Gross margin %:
Products	72.1%	72.6%
Professional services	27.4%	23.0%
Total gross margin %	70.3%	70.2%
Total cost of revenue increased by $19.0 million in 2024 compared to 2023, primarily due to a $21.7 million increase in cloud computing costs related to growing cloud-based subscription and managed services revenue, and a $3.5 million increase in amortization expense for capitalized internally-developed software. These increases were partially offset by a $5.4 million decrease in personnel costs resulting from a decrease in headcount primarily due to our Restructuring Plan and a $0.8 million decrease in other expenses.
Total gross margin percentage increased in 2024 compared to 2023 primarily due to an increase in professional services gross margin due to a decrease in personnel costs. Product subscriptions gross margin percentage was consistent in 2024 compared to 2023.
Operating Expenses
Research and Development Expense

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Research and development	$173,126	$177,937	$(4,811)	(2.7)%
% of revenue	20.5%	22.9%
Research and development expense decreased by $4.8 million in 2024 compared to 2023, primarily due to a $6.1 million decrease in personnel costs, inclusive of a $1.6 million decrease in stock-based compensation expense, resulting from an overall decrease in headcount primarily due to the Restructuring Plan, and a $3.0 million decrease due to a write-off of a capitalized internal-use software project in the prior period. These decreases were partially offset by a $3.0 million increase in third-party infrastructure costs and $1.3 million increase in other expenses.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Sales and marketing	$298,809	$313,661	$(14,852)	(4.7)%
% of revenue	35.4%	40.3%
Sales and marketing expense decreased by $14.9 million in 2024 compared to 2023, primarily due to a $15.9 million decrease in personnel costs, inclusive of a $1.6 million decrease in stock-based compensation expense, resulting from an overall decrease in headcount primarily due to the Restructuring Plan, a decrease of $1.8 million in advertising expenses, a $1.4 million decrease in professional fees and a $4.0 million decrease in other expenses. These decreases were partially offset by a $8.2 million increase in commission expense.
General and Administrative Expense

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
General and administrative	$86,002	$85,340	$662	0.8%
% of revenue	10.2%	11.0%
General and administrative expense increased by $0.7 million in 2024 compared to 2023, primarily due to a $1.2 million increase in professional fees related to legal and corporate advisory services, partially offset by a $0.5 million decrease in other expenses.
Impairment of Long-Lived Assets

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Impairment of long-lived assets	$—	$30,784	$(30,784)	100.0%
% of revenue	—%	4.0%

Impairment of long-lived assets expense of $30.8 million was recorded in the year ended 2023 after a triggering event related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts as well as idle office spaces located in Plano, Texas; Los Angeles, California; and Toronto, Canada indicated that the carrying value of our right of use and other lease-related assets may not be fully recoverable.
Restructuring

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Restructuring	$—	$22,227	$(22,227)	100.0%
% of revenue	—%	2.9%
Restructuring expense of $22.2 million was recorded in the year ended 2023 as a result of restructuring charges consisting of employee transition, notice period and severance payments and employee benefits and related facilitation costs related to our Restructuring Plan. Refer to Note 19, Restructuring, in the Notes to our condensed consolidated financial statements for further details on our Restructuring Plan.
Interest Income

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$21,063	$10,177	$10,886	107.0%
% of revenue	2.5%	1.3%
Interest income increased by $10.9 million in 2024 compared to 2023, primarily due to higher interest income as a result of an increase in cash and cash equivalents and investments.

Interest Expense

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Interest expense	$(10,963)	$(64,700)	$53,737	(83.1)%
% of revenue	(1.3)%	(8.3)%
Interest expense decreased by $53.7 million in 2024 compared to 2023, primarily due to a $53.9 million induced conversion charge recorded in fiscal year 2023 associated with the partial repurchase of the 2025 Notes.
Other Expense, Net

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Other expense, net	$(3,680)	$(14,522)	$10,842	(74.7)%
% of revenue	(0.4)%	(1.9)%
Other expense, net decreased by $10.8 million in 2024 compared to 2023, due to a $15.5 million expense in the prior period for the change in fair value of derivative assets related to our settlement of the capped call transactions that we entered into in connection with the issuance of our 1.25% convertible senior notes due 2023 (“the 2023 Capped Calls”) and a decrease in realized and unrealized foreign currency gains, primarily related to the Euro and British Pound Sterling.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		Change
	2024	2023	$	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$15,929	$(518)	$16,447	NM
% of revenue	1.9%	(0.1)%
Provision for (benefit from) income taxes increased by $16.4 million in 2024 compared to 2023. This increase was driven by a $3.4 million increase in the domestic provision and a $13.0 million increase in the international provision, both driven in part by the increase in operating income. The increase in the international provision was also due to $6.4 million of tax expense recorded in fiscal year 2024 associated with an intercompany sale of intellectual property.
Comparison of the Year Ended December 31, 2023 and 2022
We have elected not to include a discussion of our consolidated results for 2023 compared to 2022 in this report in reliance upon Instruction 1 to Item 303(b) of Regulation S-K. This discussion can be found in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 26, 2024.
Liquidity and Capital Resources
As of December 31, 2024, we had $334.7 million in cash and cash equivalents, $224.3 million in investments that have maturities ranging from one to seventeen months and an accumulated deficit of $988.0 million. Our principal sources of liquidity are cash and cash equivalents, investments and cash flow provided by operating activities. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
We believe that our existing cash and cash equivalents, our investments and cash generated by operating activities will be sufficient to meet our operating and capital requirements for at least the next 12 months. Additionally, as noted in Note 11, Debt, in the Notes to our Consolidated Financial Statements, our credit facility matured on December 22, 2024. As of the date of filing this Annual Report on Form 10-K, we intend to execute a credit facility which will enhance our liquidity and capital resources for the foreseeable future. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, office facilities lease obligations, purchase commitments, including our cloud infrastructure services, potential future acquisitions of technology businesses and any election we make to redeem our convertible senior notes, including our 2025 Notes which mature on May 1, 2025. Further, in January 2025, we entered into a cloud-services agreement with a cloud services provider that contains minimum spend commitments. The agreement provides for an annual commitment of $125.0 million per year over the next five years, with an additional $35.0 million obligation over the five-year period of the agreement, for an aggregate total commitment of $660.0 million. See Note 16, Commitments and Contingencies, in the Notes to our Consolidated Financial Statements for more information regarding this commitment.
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
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$214,127	$207,804	$165,017
Net cash provided by operating activities	171,670	104,278	78,204
Net cash used in investing activities	(46,522)	(178,754)	(39,988)
Net cash provided by financing activities	5,582	79,597	7,416
Effects of exchange rates on cash, cash equivalents and restricted cash	(2,756)	1,202	(2,845)
Cash, cash equivalents and restricted cash at end of period	$342,101	$214,127	$207,804
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $171.7 million of cash and cash equivalents for the year ended December 31, 2024, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net income of $25.5 million and a decrease in our net operating assets and liabilities of $10.4 million, offset by non-cash charges of $156.6 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a $9.8 million decrease in accrued expenses, a $5.5 million increase in accounts receivable, a $0.8 million decrease in deferred revenue and a $4.2 million increase in deferred contract acquisition and fulfillment costs, which each had a negative impact on operating cash flow. These factors were offset by a $4.3 million increase in other liabilities, a $2.8 million decrease in prepaid expenses and a $2.8 million increase in accounts payable, which each had a positive impact on operating cash flow.
Operating activities provided $104.3 million of cash and cash equivalents for the year ended December 31, 2023, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net loss of $149.3 million and an increase in our net operating assets and liabilities of $0.4 million, offset by non-cash charges of $253.2 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, impairment of long-lived assets, change in fair value of derivative assets, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a $30.5 million increase in deferred revenue due to increased billings and a $5.4 million increase in accounts payable and a $2.4 million increase in accrued expenses, which each had a positive impact on operating cash flow. These factors were offset by an $18.5 million increase in deferred contract acquisition and fulfillment costs, a $14.0 million increase in accounts receivable, a $4.1 million increase in prepaid expenses and a $1.3 million decrease in other liabilities, which each had a negative impact on operating cash flow.
Investing Activities
Investing activities used $46.5 million of cash for the year ended December 31, 2024, consisting of $37.3 million of cash paid for the acquisition of Noetic, $14.2 million for capitalization of internal-use software costs, and $3.4 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by $8.0 million in sales and maturities of investments, net of purchases and $0.4 million in proceeds from other investments.
Investing activities used $178.8 million of cash for the year ended December 31, 2023, consisting of $126.4 million in purchases of investments, net of sales and maturities, $34.8 million of cash paid for the acquisition of Minerva, $15.9 million for capitalization of internal-use software costs, and $4.4 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by $2.7 million in proceeds from other investments.
Financing Activities
Financing activities provided $5.6 million for the year ended December 31, 2024, which consisted primarily of $9.2 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.6 million in proceeds from the exercise of stock options, partially offset by $4.7 million in withholding taxes paid for the net share settlement of equity awards and $0.5 million in payments related to the acquisition of Noetic.
Financing activities provided $79.6 million for the year ended December 31, 2023, which consisted primarily of $292.1 million in proceeds from the issuance of the 2029 Notes, net of issuance costs paid of $7.9 million, $17.5 million in proceeds from the settlement of the 2023 Capped Calls, $11.3 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 ESPP and $3.1 million in proceeds from the exercise of stock options, partially offset by $200.0 million for the repurchase and conversion of the 2025 Notes, $36.6 million for the purchase of the 2029 Capped Calls, $5.6 million in withholding taxes paid for the net share settlement of equity awards and $2.3 million in payments related to the acquisition of IntSights.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of December 31, 2024 would not have been material to our financial condition or results of operations.
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
Interest Rate Risk
As of December 31, 2024, we had cash and cash equivalents of $334.7 million consisting of bank deposits and money market funds and investments of $224.3 million consisting of U.S. government agencies. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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

The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of December 31, 2024, the fair values of our 2025 Notes, 2027 Notes and 2029 Notes were $45.2 million, $553.5 million and $284.1 million , respectively.
As of December 31, 2024, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of December 31, 2024, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
Rapid7, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rapid7, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over product subscriptions revenue
As discussed in Note 2 to the consolidated financial statements, the Company derives revenue primarily from product subscriptions revenue which consists of cloud-based subscriptions, managed services, term software licenses, content subscriptions and maintenance and support associated with its software licenses. For the year ended December 31, 2024, the Company recorded revenue of $844 million, which includes product subscriptions revenue of $809 million. The Company has high volumes of transactions and the processing and recording of the related product subscriptions revenue is reliant upon the Company’s information technology (IT) system.
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
Boston, Massachusetts

February 28, 2025

RAPID7, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$334,686	$213,629
Short-term investments	187,025	169,544
Accounts receivable, net of allowance for credit losses of $1,833 and $951 at December 31, 2024 and December 31, 2023, respectively	168,242	164,862
Deferred contract acquisition and fulfillment costs, current portion	52,134	45,008
Prepaid expenses and other current assets	44,024	41,407
Total current assets	786,111	634,450
Long-term investments	37,274	56,171
Property and equipment, net	32,245	39,642
Operating lease right-of-use assets	48,877	54,693
Deferred contract acquisition and fulfillment costs, non-current portion	73,672	76,601
Goodwill	575,268	536,351
Intangible assets, net	85,719	94,546
Other assets	12,868	12,894
Total assets	$1,652,034	$1,505,348
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$18,908	$15,812
Accrued expenses and other current liabilities	88,802	85,025
Convertible senior notes, current portion, net	45,895	—
Operating lease liabilities, current portion	15,493	13,452
Deferred revenue, current portion	461,118	455,503
Total current liabilities	630,216	569,792
Convertible senior notes non-current portion, net	888,356	929,996
Operating lease liabilities, non-current portion	68,430	81,130
Deferred revenue, non-current portion	27,078	32,577
Other long-term liabilities	20,243	10,032
Total liabilities	$1,634,323	$1,623,527
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at December 31, 2024 and 2023; 0 shares issued and outstanding at December 31, 2024 and 2023	$—	$—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at December 31, 2024 and 2023; 64,067,220 and 62,283,630 shares issued at December 31, 2024 and 2023, respectively; 63,496,965 and 61,714,051 shares outstanding at December 31, 2024 and 2023, respectively	635	617
Treasury stock, at cost, 570,255 and 569,579 shares at December 31, 2024 and 2023, respectively	(4,765)	(4,765)
Additional paid-in-capital	1,011,080	898,185
Accumulated other comprehensive (loss) income	(1,205)	1,344
Accumulated deficit	(988,034)	(1,013,560)
Total stockholders’ equity (deficit)	17,711	(118,179)
Total liabilities and stockholders’ equity (deficit)	$1,652,034	$1,505,348
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Product subscriptions	$808,906	$740,168	$647,535
Professional services	35,101	37,539	37,548
Total revenue	844,007	777,707	685,083
Cost of revenue:
Product subscriptions	225,547	203,140	182,212
Professional services	25,488	28,906	32,137
Total cost of revenue	251,035	232,046	214,349
Total gross profit	592,972	545,661	470,734
Operating expenses:
Research and development	173,126	177,937	189,970
Sales and marketing	298,809	313,661	307,409
General and administrative	86,002	85,340	84,969
Impairment of long-lived assets	—	30,784	—
Restructuring	—	22,227	—
Total operating expenses	557,937	629,949	582,348
Income (loss) from operations	35,035	(84,288)	(111,614)
Other income (expense), net:
Interest income	21,063	10,177	1,813
Interest expense	(10,963)	(64,700)	(10,982)
Other expense, net	(3,680)	(14,522)	(1,522)
Income (loss) before income taxes	41,455	(153,333)	(122,305)
Provision for (benefit from) income taxes	15,929	(518)	2,412
Net income (loss)	$25,526	$(152,815)	$(124,717)

Net income (loss) per share, basic	$0.41	$(2.52)	$(2.13)
Net income (loss) per share, diluted	$0.40	$(2.52)	$(2.13)

Numerator used to calculate earnings per share (Note 15)
Basic	$25,526	$(152,815)	$(124,717)
Diluted	$25,526	$(152,815)	$(124,717)

Weighted-average common shares outstanding, basic	62,607,583	60,756,087	58,552,065
Weighted-average common shares outstanding, diluted	63,183,651	60,756,087	58,552,065
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$25,526	$(152,815)	$(124,717)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	(1,723)	797	(3,874)
Adjustment for net (gains)/ losses realized on cash flow hedges and included in net income (loss), net of taxes	(546)	724	4,053
Total change in unrealized (losses) gains on cash flow hedges	(2,269)	1,521	179
Change in unrealized gains (losses) on investments	(280)	1,234	(778)
Total other comprehensive (loss) income	(2,549)	2,755	(599)
Comprehensive income (loss)	$22,977	$(150,060)	$(125,316)
See accompanying notes to consolidated financial statements.

RAPID7, INC.CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	57,695	$577	487	$(4,764)	$615,032	$(812)	$(736,028)	$(125,995)
Stock-based compensation expense	—	—	—	—	123,441	—	—	123,441
Issuance of common stock under employee stock purchase plan	218	2	—	—	11,941	—	—	11,943
Vesting of restricted stock units	1,482	15	—	—	(15)	—	—	—
Shares withheld for employee taxes	(105)	(1)	—	—	(7,461)	—	—	(7,462)
Issuance of common stock upon exercise of stock options	480	5	—	—	3,313	—	—	3,318
Issuance of common stock in connection with conversion of convertible senior notes	—	—	—	—	(3)	—	—	(3)
Issuance of common stock related to acquisition	33	—	—	—	—	—	—	—
Repurchase of common stock issued in relation to acquisition	(83)	(1)			1			—
Other comprehensive income (loss)	—	—	—	—	—	(599)	—	(599)
Net loss	—	—	—	—	—	—	(124,717)	(124,717)
Balance, December 31, 2022	59,720	$597	487	$(4,764)	$746,249	$(1,411)	$(860,745)	$(120,074)
Stock-based compensation expense	—	—	—	—	110,809	—	—	110,809
Issuance of common stock under employee stock purchase plan	330	3	—	—	11,320	—	—	11,323
Vesting of restricted stock units	1,454	15	—	—	(15)	—	—	—
Shares withheld for employee taxes	(113)	(1)	—	—	(5,569)	—	—	(5,570)
Issuance of common stock upon exercise of stock options	216	2	—	—	3,051	—	—	3,053
Issuance of common stock related to acquisition	107	1	—	—	(1)	—	—	—
Repurchase of common stock issued in related to acquisition	—	—	83	(1)	1	—	—	—
Purchase of capped called related to convertible senior notes	—	—	—	—	(36,570)	—	—	(36,570)
Reclassification of equity to derivative assets related to capped calls	—	—	—	—	33,029	—	—	33,029
Repurchase and inducement of convertible senior notes	—	—	—	—	35,881	—	—	35,881
Other comprehensive income (loss)	—	—	—	—	—	2,755	—	2,755
Net loss	—	—	—	—	—	—	(152,815)	(152,815)
Balance, December 31, 2023	61,714	$617	570	$(4,765)	$898,185	$1,344	$(1,013,560)	$(118,179)
Stock-based compensation expense	—	—	—	—	105,179	—	—	105,179
Issuance of common stock under employee stock purchase plan	292	3	—	—	9,243	—	—	9,246
Vesting of restricted stock units	1,435	15	—	—	(15)	—	—	—
Shares withheld for employee taxes	(104)	(1)	—	—	(4,729)	—	—	(4,730)
Vesting of equity awards previously classified as liabilities	27	—	—	—	1,652	—	—	1,652
Issuance of common stock upon exercise of stock options	133	1	—	—	1,565	—	—	1,566
Repurchase of common stock issued in relation to acquisition	—	—	1	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(2,549)	—	(2,549)
Net income	—	—	—	—	—	—	25,526	25,526
Balance, December 31, 2024	63,497	$635	571	$(4,765)	$1,011,080	$(1,205)	$(988,034)	$17,711
See accompanying notes to consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$25,526	$(152,815)	$(124,717)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,893	45,939	41,038
Amortization of debt issuance costs	4,447	4,138	4,085
Stock-based compensation expense	107,961	111,636	119,902
Impairment of long-lived assets	—	30,784	—
Change in fair value of derivative assets	—	15,511	—
Deferred income taxes	791	(5,624)	(1,440)
Induced conversion expense	—	53,889	—
Other	(1,503)	469	(200)
Changes in assets and liabilities:
Accounts receivable	(5,480)	(14,021)	(9,050)
Deferred contract acquisition and fulfillment costs	(4,196)	(18,534)	(15,910)
Prepaid expenses and other assets	2,805	(4,125)	(2,231)
Accounts payable	2,777	5,449	7,977
Accrued expenses	(9,829)	2,422	3,741
Deferred revenue	(795)	30,472	52,516
Other liabilities	4,273	(1,312)	2,493
Net cash provided by operating activities	171,670	104,278	78,204
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(37,301)	(34,841)	—
Purchases of property and equipment	(3,425)	(4,366)	(20,382)
Capitalization of internal-use software	(14,162)	(15,878)	(17,145)
Purchases of investments	(242,494)	(276,829)	(122,765)
Sales and maturities of investments	250,500	150,450	121,304
Other investing activities	360	2,710	(1,000)
Net cash used in investing activities	(46,522)	(178,754)	(39,988)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid of $7,909	—	292,091	—
Purchase of capped calls related to convertible senior notes	—	(36,570)	—
Payment of debt issuance costs	—	—	(71)
Payments for repurchase of convertible senior notes	—	(199,998)	(12)
Payments related to business acquisitions	(500)	(2,250)	(300)
Proceeds from capped call settlement	—	17,518	—
Taxes paid related to net share settlement of equity awards	(4,730)	(5,570)	(7,462)
Proceeds from employee stock purchase plan	9,246	11,323	11,943
Proceeds from stock option exercises	1,566	3,053	3,318
Net cash provided by financing activities	5,582	79,597	7,416
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,756)	1,202	(2,845)
Net increase in cash, cash equivalents and restricted cash	127,974	6,323	42,787
Cash, cash equivalents and restricted cash, beginning of period	214,127	207,804	165,017
Cash, cash equivalents and restricted cash, end of period	$342,101	$214,127	$207,804
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$6,358	$4,605	$6,675
Cash paid for income taxes, net of refunds	$8,949	$1,624	$1,571
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$334,686	$213,629	$207,287
Restricted cash included in prepaid expenses and other current assets and other assets	7,415	498	517
Total cash, cash equivalents and restricted cash	$342,101	$214,127	$207,804
See accompanying notes to consolidated financial statements.

RAPID7, INC.
Notes to Consolidated Financial Statements
(1)    Nature of Business
Rapid7, Inc. and subsidiaries (“we,” “us” or “our”) are advancing security with visibility, analytics, and automation delivered through our Command Platform. Our solutions simplify the complex, allowing security teams to work more effectively with IT and development to reduce vulnerabilities, monitor for malicious behavior, investigate and shut down attacks, and automate routine tasks.
Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024. Based on an analysis of quantitative and qualitative factors in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and as described further in Note 20, Immaterial Correction of an Error, we evaluated the errors and determined the related impacts were not material to our consolidated financial statements for the prior periods when they occurred, but that correcting the cumulative errors in the period detected would have been material to our results of operations for that period. Accordingly, we revised previously reported financial information presented herein for such immaterial errors.
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
(b)Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The management estimates include, but are not limited to the determination of standalone selling prices in revenue transactions with multiple performance obligations, the estimated period of benefit for deferred contract acquisition costs, the useful lives and recoverability of long-lived assets, the valuation for credit losses, the valuation of stock-based compensation, the fair value of assets acquired and liabilities assumed in business combinations, the valuation of contingent consideration in business combinations, the incremental borrowing rate for operating leases and the valuation for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results could differ from those estimates.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the year ended December 31, 2024, we recognized revenue of $457.5 million that was included in the corresponding contract liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we would record a contract asset. As of December 31, 2024 and 2023, unbilled receivables of $2.5 million and $2.0 million are included in prepaid expenses and other current assets in our consolidated balance sheet. As of December 31, 2024 and 2023, we have no contract assets recorded on our consolidated balance sheet.
(d)Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2024, we had $7.4 million of restricted cash recorded on our consolidated balance sheet as a component of prepaid expenses and other current assets associated with cash collateralized letters of credit with expirations within twelve months of the balance sheet date which relate to certain long-term office space leases.
(e)Investments
Our investments consist of U.S. Government agencies. We classify our investments as available-for-sale and record these investments at fair value. When the fair value of an investment declines below its amortized cost basis, any portion of that decline attributable to credit losses, to the extent expected to be nonrecoverable before the sale of the security, is recognized in our consolidated statements of operations. When the fair value of the investment declines below its amortized cost basis due to changes in interest rates, such amounts are recorded in accumulated other comprehensive income (loss), and are recognized in our consolidated statement of operations only if we sell or intend to sell the security before recovery of its cost basis. Realized gains and losses are determined based on the specific identification method, and are reflected in our consolidated statements of operations.
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
We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of customers’ financial condition are performed. We maintain reserves for potential credit losses. No single customer, including channel partners, accounted for 10% or more of our total revenues in 2024, 2023 or 2022 or accounts receivable as of December 31, 2024 or 2023.
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
Costs related to software developed, acquired or modified for internal use are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These capitalized costs consist of internal compensation related costs and external direct costs. Costs related to software developed for internal use are amortized over an estimated useful life of 3 years. We capitalized $14.2 million, $15.9 million and $17.1 million of costs related to software developed for internal use in the years ended December 31, 2024, 2023 and 2022, respectively. In the years ended December 31, 2024 and 2023, we had impairment losses of capitalized internal-use software projects of $0.7 million and $3.5 million, respectively, which was expensed within research and development expense in our consolidated statements of operations. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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

(l)Impairment of Long-Lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. When such events or changes in circumstances occur, recoverability of these assets or asset groups is measured by a comparison of the carrying value of the assets to the future net undiscounted cash flows directly associated with the assets. If such assets or asset groups are considered to be impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the assets or asset groups. For the year ended December 31, 2023, we determined that triggering events occurred which indicated that the carrying value of our ROU and other lease-related assets related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts as well as idle office spaces located in Plano, Texas; Los Angeles, California; and Toronto, Canada may not be fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the asset groups taking into consideration the time period it will take to obtain sublessees, the applicable discount rate and the anticipated sublease income and calculated the corresponding impairment loss. We used prices and other relevant information generated by recent market transactions involving similar or comparable assets, as well as our historical experience in real estate transactions. In the year ended December 31, 2023, we recorded impairment losses of $30.8 million related to these idle office spaces, consisting of $22.2 million related to ROU assets and $8.6 million related to leasehold improvements associated with these leased office spaces.
(m)Restructuring Expense
We record restructuring expense when management commits to and approves a restructuring plan, the restructuring plan identifies all significant actions, the period of time to complete the restructuring plan indicates that significant changes to the restructuring plan are not likely to occur, and employees who are impacted have been notified of the pending involuntary termination. A restructuring plan generally includes significant actions involving employee-related severance charges, employee-related benefits, and other charges associated with the restructuring (collectively, “restructuring expense”). Restructuring expense is recorded within restructuring in the consolidated statement of operations. The restructuring liability accrued but not paid at the end of the reporting period is included within accrued expenses in the consolidated balance sheet.
(n)Business Combinations
We allocate the fair value of purchase consideration to the tangible asset acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations. Determining the fair value of the tangible assets acquired, liabilities assumed and intangible assets requires management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, technology migration curves, discount rates, and useful lives. While we use our best estimates and judgements, our estimates are inherently uncertain and subject to refinement.
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
(o)Goodwill
We perform an annual goodwill impairment test on the last day of each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. For our goodwill impairment analysis, we operate with a single reporting unit. To test goodwill impairment, we perform a single-step goodwill impairment test to identify potential goodwill impairment. The single-step impairment test begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when the net assets of a reporting unit exceed its fair value. In performing the single step of the goodwill impairment testing and measurement process, we estimated the fair value of our single reporting unit using our market capitalization. Based upon our assessment performed as of December 31, 2024, we concluded the fair value of our single reporting unit exceeded its carrying value and there was no impairment of goodwill.
(p)Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. We translate all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities using historical exchange rates. Foreign currency denominated expenses are re-measured using the average exchange rates for the period. Foreign currency transaction and re-measurement gains and losses are included in other income (expense), net in the consolidated statement of operations. In 2024, foreign currency transaction gains and foreign currency re-measurement gains were $0.6 million and $3.8 million, respectively. In 2023, foreign currency transaction losses and foreign currency re-measurement losses were $1.4 million and $0.4 million, respectively.
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
As of December 31, 2024 and 2023, our cash flow hedges have contractual maturities of eighteen months or less, and as of December 31, 2024 and 2023, outstanding forward contracts had a total notional value of $50.4 million and $49.5 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the years ended December 31, 2024 and 2023, all cash flow hedges were considered effective. Refer to Note 6, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
(s)Advertising
Advertising costs are expensed as incurred and are recorded in sales and marketing expense in our consolidated statement of operations. We incurred $21.7 million, $22.4 million, and $22.7 million in advertising expense in 2024, 2023, and 2022, respectively.
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
(u)Net Income (Loss) per Share
We calculate basic net income (loss) per share by dividing our net loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities, including stock options, RSUs, PSUs, the impact of our ESPP, common shares issued in connection with acquisitions and the impact of our convertible senior notes (“Notes”). We intend to settle any conversion of our Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the years ended December 31, 2024, 2023 and 2022, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
(v)Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses on an interim and annual basis. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods for the fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. We adopted this standard for our fiscal year beginning on January 1, 2024 and have provided the required disclosures in Note 18, Segment Information and Information About Geographic Areas.
Accounting Pronouncements Not Yet Effective
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). This new guidance is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. ASU 2024-04 is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. We do not plan to early adopt this standard. We are currently evaluating the effect of adoption of this standard to our consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). Entities are required to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. We do not plan to early adopt this standard. We are currently evaluating the effect of adoption of this standard to our consolidated financial statements and disclosures.
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
(3)    Revenue from Contracts with Customers
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use our product or service for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
North America	$643,405	$607,448	$541,812
Rest of world	200,602	170,259	143,271
Total revenue	$844,007	$777,707	$685,083
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2024. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Product subscriptions	$587,450	$291,435
Professional services	14,167	5,334
Total	$601,617	$296,769
(4)    Business Combinations
Noetic Cyber, Inc.
On July 3, 2024, we acquired Noetic Cyber, Inc. (“Noetic”) a provider of cyber asset attack surface management, to extend Rapid7’s security operations platform by unlocking more accessible and accurate asset inventory in order to provide customers more comprehensive visibility to their attack surface, for a purchase price with an aggregate fair value of $51.2 million. The purchase consideration consisted of $38.6 million in cash paid at closing, $12.1 million of contingent consideration and $0.5 million of deferred cash payments. The deferred cash payments were held by Rapid7 to satisfy certain post-closing purchase price adjustments and payment was made during the fourth quarter of 2024.
Subject to the terms of the merger agreement, we are required to pay consideration of up to $20.0 million to Noetic shareholders based on the achievement of certain performance targets (the “Earnout Consideration”), measured annually upon the first, second and third anniversaries of the closing date of the transaction (the “Earnout Period”). If all performance targets are achieved, approximately $13.1 million of Earnout Consideration will be paid in cash, and the remaining $6.9 million of Earnout Consideration will be issued to certain employees in the form of shares of our common stock subject to continued employment requirements over the Earnout Period. The approximate $6.9 million of the Earnout Consideration that is subject to continued employment will be recognized as stock-based compensation expense over the required employment period. The fair value of the portion of the Earnout Consideration that is not subject to continued employment is included as part of purchase consideration at the date of the acquisition. As of July 3, 2024, we determined the fair value of the contingent purchase consideration to be $12.1 million. The fair value of the contingent purchase consideration will be reassessed each reporting period and any required adjustment will be recorded to general and administrative expense. As of December 31, 2024, the fair value of the contingent purchase consideration was $12.4 million, of which $6.9 million was recorded within accrued expenses and other current liabilities and $5.5 million was recorded within other liabilities in our consolidated balance sheet. In the year ended December 31, 2024, we recorded approximately $0.4 million of accretion expense related to the contingent purchase consideration to general and administrative expense.
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
The number of shares to be issued at each issuance date for both the Earnout Consideration and the Key Employee Consideration shares will be determined by dividing the aggregate value by the fair market value of our common stock on the issuance date, and therefore will be liability-classified until the final issuance dates. In the year ended December 31, 2024, we recognized stock-based compensation expense related to such shares in the amount of $2.1 million.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$38,597
Deferred cash consideration	500
Contingent consideration	12,055
Fair value of total consideration transferred	$51,152

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1,296
Accounts receivable	510
Prepaid and other current assets	102
Property and equipment, net	19
Accrued expenses and other current liabilities	(220)
Deferred revenue	(910)
Other long-term liabilities	(62)
Intangible asset	11,500
Total identifiable net assets assumed	$12,235
Goodwill	38,917
Total purchase price allocation	$51,152
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
In the year ended December 31, 2024, we recorded $0.8 million of acquisition-related transaction costs related to the acquisition of Noetic to general and administrative expense.
Our revenue and net loss attributable to the Noetic business for the year ended December 31, 2024 was not material.
Minerva Labs Ltd.
On March 14, 2023, we acquired Minerva Labs Ltd. (“Minerva”), a leading provider of anti-evasion and ransomware prevention technology, for a purchase price with an aggregate fair value of $34.6 million. The purchase consideration consisted of $35.0 million paid in cash at closing and a $(0.4) million receivable for purchase price adjustments.
The assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The excess of the purchase price over the assets acquired and liabilities assumed was recorded as goodwill. The fair value of net assets acquired (including intangible assets), goodwill and intangible assets were $13.9 million, $20.7 million and $12.8 million, respectively. The goodwill was allocated to our one reporting unit. The acquired goodwill and intangible assets were not deductible for tax purposes.
(5)    Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$224,187	$328	$(216)	$224,299
Total	$224,187	$328	$(216)	$224,299

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$222,820	$467	$(65)	$223,222
Agency bonds	2,500	—	(7)	2,493
Total	$225,320	$467	$(72)	$225,715
As of December 31, 2024, our available-for-sale investments had maturities ranging from 1 to 17 months. As of December 31, 2023, our available-for-sale investments had maturities ranging from 1 to 18 months.
For all of our investments for which the amortized cost basis was greater than the fair value at December 31, 2024 and December 31, 2023, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
U.S. government agencies	$224,299	$—	$—	$224,299
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	96	—	96
Total assets	$224,299	$96	$—	$224,395
Liabilities:
Contingent consideration (other current liabilities and other long-term liabilities)	$—	$—	$12,422	$12,422
Foreign currency forward contracts designated as cash flow hedges (other current and long-term liabilities)	—	1,415	—	1,415
Total liabilities	$—	$1,415	$12,422	$13,837

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
U.S. government agencies	$223,222	$—	$—	$223,222
Agency bonds	—	2,493	—	2,493
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	1,322	—	1,322
Total assets	$223,222	$3,815	$—	$227,037
Liabilities:
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	$—	$55	$—	$55
Total liabilities	$—	$55	$—	$55
Cash and cash equivalents are excluded from the table above as carrying amounts reported in our consolidated balance sheet equal or approximate fair value. As of December 31, 2024, the fair value of our 2.25%, 0.25% and 1.25% convertible senior notes due 2025, 2027 and 2029, as further described in Note 11, Debt, was $45.2 million, $553.5 million and $284.1 million, respectively, based upon quoted market prices. We consider the fair value of the Notes (as defined in Note 11, Debt) to be a Level 2 measurement due to limited trading activity of the Notes.

(7)    Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	December 31,	December 31,
	2024	2023
	(in thousands)
Computer equipment and software	$28,789	$26,442
Furniture and fixtures	10,960	10,850
Leasehold improvements	57,051	56,151
Total	96,800	93,443
Less accumulated depreciation	(64,555)	(53,801)
Property and equipment, net	$32,245	$39,642
We recorded depreciation expense of $11.1 million, $14.0 million and $13.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(8)    Goodwill and Intangibles
Goodwill was $575.3 million and $536.4 million as of December 31, 2024 and December 31, 2023, respectively.
The following table displays the changes in the gross carrying amount of goodwill:

Amount
(in thousands)
Balance at December 31, 2022	$515,631
Minerva acquisition	20,720
Balance at December 31, 2023	$536,351
Noetic acquisition	38,917
Balance at December 31, 2024	$575,268
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

	Weighted- Average Estimated Useful Life (years)	As of December 31, 2024			As of December 31, 2023
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	6.1	$146,855	$(94,193)	$52,662	$135,355	$(77,031)	$58,324
Customer relationships	4.5	12,000	(10,363)	1,637	12,000	(7,755)	4,245
Trade names	3.1	2,619	(2,559)	60	2,619	(2,379)	240
Total acquired intangible assets		$161,474	$(107,115)	$54,359	$149,974	$(87,164)	$62,810
Internal-use software	3.0	68,878	(37,518)	31,360	55,371	(23,635)	31,736
Total intangible assets		$230,352	$(144,633)	$85,719	$205,345	$(110,799)	$94,546
Intangible assets are expensed on a straight-line basis over the useful life of the asset. Amortization expense was $33.8 million, $31.9 million and $27.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of December 31, 2024 was as follows (in thousands):

2025	$32,532
2026	22,432
2027	10,016
2028	3,243
2029	3,243
2030 and thereafter	4,409
Total	$75,875
The table above excludes the impact of $9.8 million of capitalized internal-use software costs for projects that have not been completed as of December 31, 2024, and therefore, all the costs associated with these projects have not been incurred.
(9)    Deferred Contract Acquisitions and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs, which primarily consist of capitalized sales commissions, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Beginning balance	$121,609	$103,075
Capitalization of contract acquisition and fulfillment costs	57,796	60,528
Amortization of deferred contract acquisition and fulfillment costs	(53,599)	(41,994)
Ending balance	$125,806	$121,609

(10)    Derivative and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of eighteen months or less, and as of December 31, 2024 and December 31, 2023, outstanding forward contracts had a total notional value of $50.4 million and $49.5 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the years ended December 31, 2024 and 2023, all cash flow hedges were considered effective. Refer to Note 6, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
As of December 31, 2024, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders. The 2025 Notes became convertible at the option of the holders effective November 1, 2024.
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
The net carrying amount of the Notes as of December 31, 2024 and December 31, 2023 was as follows (in thousands):

	2025 Notes			2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2023	$45,992	$(404)	$45,588	$600,000	$(8,077)	$591,923	$300,000	$(7,515)	$292,485
Amortization of debt issuance costs	—	307	307	—	2,513	2,513	—	1,435	1,435
Balance at December 31, 2024	$45,992	$(97)	$45,895	$600,000	$(5,564)	$594,436	$300,000	$(6,080)	$293,920

Interest expense related to the Notes was as follows (in thousands):

	Year Ended December 31,
	2024				2023				2022
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	Total
Contractual interest expense	$1,035	$1,500	$3,749	$6,284	$3,795	$1,500	$1,167	$6,462	$5,174	$1,502	$6,676
Amortization of debt issuance costs	307	2,513	1,435	4,255	1,066	2,487	394	3,947	1,425	2,468	3,893
Induced conversion expense	—	—	—	—	53,889	—	—	53,889	—	—	—
Total interest expense	$1,342	$4,013	$5,184	$10,539	$58,750	$3,987	$1,561	$64,298	$6,599	$3,970	$10,569
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
Credit Agreement
In April 2020, we entered into a Credit and Security Agreement, with KeyBank National Association that provided for a $30.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million and an accordion feature under which we could increase the credit facility to up to $70.0 million. In May 2020, we utilized the accordion feature to increase the credit facility to $50.0 million.
In December 2021, we entered into an Amendment Agreement in respect of our Credit and Security Agreement (as amended, the "Credit Agreement"), with KeyBank National Association, to, among other things, increase the credit facility from $50.0 million to $100.0 million and extend the maturity date to December 22, 2024. The Credit Agreement provided for a $100.0 million revolving credit facility, with a letter of credit sublimit of $15.0 million, and an accordion feature under which we could increase the credit facility to up to $150.0 million. We incurred fees of

$0.4 million in connection with entering into the Credit Agreement, which were recorded in other current assets on the consolidated balance sheet and amortized on a straight-line basis over the contractual term of the arrangement. The commitment fee of 0.2% per annum on the unused portion of the credit facility is expensed as incurred and included within interest expense on the consolidated statement of operations. The Credit Agreement contained certain financial covenants including a requirement that we maintain specified minimum recurring revenue and liquidity amounts.
The borrowings under the Credit Agreement bear interest, at our option, at a rate equal to either (i) term SOFR plus a credit spread adjustment of 0.10% per annum plus a margin of 2.50% per annum or (ii) the alternate base rate (subject to a floor), plus an applicable margin equal to 0% per annum.
As noted above, the Credit Agreement matured on December 22, 2024.
(12)    Leases
Our leases primarily relate to office facilities that have remaining terms of up to 7.3 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within 1 year. All of our leases are classified as operating leases.
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating lease costs	$16,129	$16,776
Short-term lease costs	951	1,259
Variable lease costs	8,825	8,219
Total lease costs	$25,905	$26,254
Supplemental balance sheet information related to the operating leases was as follows:

	As of December 31, 2024	As of December 31, 2023
Weighted average remaining lease term (in years) - operating leases	4.9	5.7
Weighted average discount rate - operating leases	6.4%	6.4%
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$22,870	$19,999
ROU assets obtained in exchange for new lease obligations	$4,488	$8,119
Maturities of operating lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$20,926
2026	18,941
2027	18,761
2028	19,333
2029	16,601
2030 and thereafter	3,275
Total lease payments	$97,837
Less: imputed interest	(13,914)
Total	$83,923

During the year ended December 31, 2023, we determined that triggering events occurred which indicated that the carrying value of our right-of-use (“ROU”) and other lease-related assets related to a change in usage of certain idle office space at our corporate headquarters in Boston, Massachusetts as well as idle office spaces located in Plano, Texas; Los Angeles, California; and Toronto, Canada may not be fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the asset groups taking into consideration the time period it will take to obtain sublessees, the applicable discount rate and the anticipated sublease income and calculated the corresponding impairment loss. We used prices and other relevant information generated by recent market transactions involving similar or comparable assets, as well as our historical experience in real estate transactions. In the year ended December 31, 2023, we recorded impairment losses of $30.8 million, respectively, related to these idle office spaces, consisting of $22.2 million, related to ROU assets and $8.6 million related to leasehold improvements associated with these leased office spaces.
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
In July 2015, our board of directors adopted and our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). We initially reserved 800,000 shares of our common stock for the issuance of awards under the 2015 Plan plus the number of shares of common stock reserved for issuance under the 2011 Plan at the time the 2015 Plan became effective. The 2015 Plan also provides that (i) any shares subject to awards granted under the 2011 Plan that would have otherwise returned to the 2011 Plan (such as upon the expiration or termination of a stock award prior to vesting) will be added to, and available for issuance under, the 2015 Plan and (ii) the number of shares reserved and available for issuance under the 2015 Plan automatically increases each January 1, beginning on January 1, 2016, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 (known as the “evergreen” provision) or such lesser number of shares as determined by our board of directors. Additionally, on October 8, 2015, our board of directors amended the 2015 Plan to reserve an additional 1,500,000 shares of our common stock for issuance of inducement awards.
As of December 31, 2024, the shares of common stock authorized to be issued under the 2015 Plan totaled 25,042,693 and there were 6,118,316 shares of common stock available for grant.
We recognize stock-based compensation expense for all awards on a straight-line basis over the applicable vesting period, which is generally three to four years.
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options, purchase rights issued under our employee stock purchase plan (“ESPP”) and earnout consideration and key employee consideration shares related to acquisitions was classified in the accompanying consolidated statements of operations as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$12,208	$11,005	$10,367
Research and development	37,566	39,183	49,940
Sales and marketing	28,718	30,350	31,217
General and administrative	29,469	31,098	28,378
Total stock-based compensation expense	$107,961	$111,636	$119,902
The unrecognized stock-based compensation expense and estimated weighted average amortization periods remaining at December 31, 2024 was as follows:

	Unrecognized Compensation Expense	Weighted-Average Amortization Period Remaining
	(in thousands)	(in years)
RSUs and PSUs	$137,525	1.9
Purchase rights under our ESPP	$1,734	0.6
Earnout and key employee consideration shares	$7,391	1.8
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2024, 2023 and 2022 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). For the years ended December 31, 2024, 2023, and 2022, we recognized stock-based compensation expense related to such bonuses in the amount of $0.9 million, $1.6 million and $1.0 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of December 31, 2024, 2023 and 2022. For employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b)Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during 2024, 2023, and 2022 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2021	2,778,877	$74.40
Granted	2,327,216	86.78
Vested	(1,481,333)	69.80
Forfeited	(623,317)	85.93
Unvested balance as of December 31, 2022	3,001,443	83.88
Granted	2,304,140	48.83	(1)
Vested	(1,453,713)	73.29	(1)
Forfeited	(1,137,444)	67.93	(1)
Unvested balance as of December 31, 2023	2,714,426	66.40	(1)
Granted	2,563,810	53.99
Vested	(1,462,352)	64.78
Forfeited	(962,649)	62.16
Unvested balance as of December 31, 2024	2,853,235	$57.25
(1) The weighted average grant date fair values for RSUs and PSUs granted, vested and forfeited during fiscal year 2023, as well as the weighted average grant date fair value of awards unvested as of December 31, 2023 have been revised from prior period disclosures. Refer to Note 20, Immaterial Correction of an Error, for further information.
In January 2024, our Compensation Committee awarded 279,570 PSUs that required the achievement of net annualized recurring revenue (“Net ARR”) and Adjusted EBITDA targets for the 2024 full-year to earn any payout. Net ARR is defined as the change in the annual value of all recurring revenue related to contracts in place at year end. In addition, the portion of the PSUs that are earned would be capped at a maximum of 200% of the target level payout and if certain net ARR or Adjusted EBITDA goals were not met, no PSUs will be earned. The PSUs have a performance period of one year and the earned PSUs will vest in three equal installments following each of the first, second and third anniversary of the vesting commencement date, subject to the participant’s continuous service as of each such date. The 2024 target level attainment was 50% and in the year ended December 31, 2024, we recorded $3.4 million of stock-based compensation expense related to these PSUs based on that level of attainment of the performance criteria.

In July 2024, our Compensation Committee awarded 19,605 PSUs that required the achievement of certain milestones related to the integration of Noetic. The PSUs have three measurement and vesting dates through September 15, 2025, subject to the participant's continuous service as of each such date. If the milestones are not achieved, no PSUs will be earned. In the year ended December 31, 2024, we recorded $0.6 million of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.
(c)Stock Options
The following tables summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	1,411,387	$10.74		$150,951
Granted	—	—
Exercised	(479,223)	6.92		$20,764
Forfeited/cancelled	(38)	21.15
Outstanding as of December 31, 2022	932,126	12.70		$19,837
Granted	—	—
Exercised	(215,856)	14.14		$6,519
Forfeited/cancelled	—	—
Outstanding as of December 31, 2023	716,270	12.26		$32,115
Granted	—	—
Exercised	(133,182)	11.75		$5,013
Forfeited/cancelled	(450)	7.73
Outstanding as of December 31, 2024	582,638	12.38	1.2	$16,225
Vested and exercisable as of December 31, 2024	582,638	$12.38	1.2	$16,225
(d)Employee Stock Purchase Plan
The number of shares reserved and available for issuance under our 2015 Employee Stock Purchase Plan (“ESPP”) automatically increases each January 1, beginning on January 1, 2016, by 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 (known as the “evergreen” provision) or such lesser number of shares as determined by our board of directors. As of December 31, 2024, the shares of common stock authorized to be issued under the ESPP totaled 5,370,139 and there were 3,076,461 shares of common stock available for grant.
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

The following table reflects the assumptions used in the Black-Scholes option pricing model to calculate the expense related to the ESPP:

Year Ended December 31,
	2024	2023	2022
Expected term (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0
Expected volatility	37 - 47%	47 - 68%	37 - 57%
Risk-free interest rate	4.0 – 5.4%	4.5 – 5.5%	0.1 – 4.0%
Expected dividend yield	—	—	—
Grant date fair value per share	$9.96 – $17.25	$11.70 – $20.07	$15.50 –$29.58

The following table provides the number of common shares issued to employees, the purchase prices and aggregate proceeds for the purchase dates in the years ended December 31, 2024, 2023 and 2022:

	September 13, 2024		March 15, 2024		September 15, 2023		March 15, 2023		September 15, 2022	March 15, 2022

Common shares issued	144,445		147,445		152,419		177,886		218,314	80,747
Purchase prices	$29.08		$33.78 and $39.78		$33.78		$34.71		$45.31	$67.59 and $81.37
Aggregate proceeds	$4.2	million	$5.0	million	$5.1	million	$6.1	million	$6.2 million	$5.7 million

(14)    Income Taxes
We have provided for current and deferred U.S. federal, state, and foreign income taxes for all tax jurisdictions in which we operate.
Income (loss) before income taxes included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
United States	$35,699	$(139,295)	$(109,381)
Foreign	5,756	(14,038)	(12,924)
Income (loss) before income taxes	$41,455	$(153,333)	$(122,305)
Income tax expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$2,426	$428	$1
State and local	2,848	1,361	243
Foreign	9,864	3,317	3,608
Total current tax expense	15,138	5,106	3,852
Deferred:
Federal	12	9	10
State and local	—	2	2
Foreign	779	(5,635)	(1,452)
Total deferred tax expense (benefit)	791	(5,624)	(1,440)
Total income tax expense (benefit)	$15,929	$(518)	$2,412

The reconciliation of the federal statutory rate of 21% to the effective income tax rate for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.0	(0.5)	(0.1)
Permanent differences	7.0	(0.9)	(0.2)
Stock-based compensation	15.7	(7.0)	(2.4)
Research and development credits	(18.5)	0.9	1.4
Foreign rate differential	3.0	0.3	0.1
Change in valuation allowance	(11.2)	(3.2)	(24.8)
Excess officers' compensation	5.5	(1.7)	(3.1)
Tax rate change	(13.4)	(3.4)	7.8
Induced conversion expense	—	(9.5)	—
Tax reserves	12.6	(0.1)	(0.2)
Provision to return	(0.5)	5.2	(0.3)
U.S. taxation of international operations	3.5	—	—
Other	7.7	(0.8)	(1.1)
Effective income tax rate	38.4%	0.3%	(1.9)%
Net deferred tax assets and liabilities, as set forth in the table below, reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws:

	As of December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Accruals and reserves	$824	$335
Net operating loss carryforwards	121,343	137,706
Deferred revenue	3,192	15,726
Depreciation	4,304	836
Research and development credits	13,697	14,116
Capitalized research and development	90,965	63,234
Operating lease liabilities	18,164	24,012
Stock-based compensation	12,290	9,113
Tax credits	—	1,148
Other	3,369	1,170
Gross deferred tax assets	$268,148	$267,396
Valuation allowance	(229,283)	(231,661)
Total deferred tax assets	$38,865	$35,735
Deferred tax liabilities:
Operating lease ROU assets	$(10,329)	$(11,307)
Deferred contract acquisition and fulfillment costs	(26,277)	(24,251)
Other	(2,944)	(65)
Total deferred tax liabilities	$(39,550)	$(35,623)
Net deferred tax liabilities	$(685)	$112
As of December 31, 2024, we had federal and state net operating loss (“NOL”) carryforwards in the United States of $265.6 million and $306.0 million, respectively. Of these amounts, $251.5 million of federal and $47.8 million of state NOLs can be carried forward indefinitely. We had foreign NOL carryforwards of $215.5 million that can be carried forward indefinitely. We also had federal, state and foreign research and development credit carryforwards of $9.3 million, $4.1 million and $0.3 million as of December 31, 2024, respectively. The remaining NOLs and credits expire at various dates beginning in 2025.
As of December 31, 2024, our ability to utilize NOLs remains limited under IRC Sections 382 and 383 due to an ownership change we experienced in January 2018. We will not be precluded from realizing the NOL carryforwards and tax credits, but may be limited in the amount we could utilize in any given tax year in the event that the federal and state taxable income exceeds the limitation imposed by Section 382. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.
Beginning January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. We have included the impact of this provision, which results in additional deferred tax assets of approximately $91.0 million and $63.2 million as of December 31, 2024 and 2023, respectively.
During the fourth quarter of 2024, we completed an analysis of our U.S. federal research and development tax credits. As a result, we recorded additional credits of $4.2 million, which have a full valuation allowance and are subject to the potential limitations discussed above.
Valuation Allowances
As of December 31, 2024, we have evaluated the need for a valuation allowance on our deferred tax assets. In making this determination, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company's valuation allowance decreased by $2.4 million for the year ended December 31, 2024, due primarily to a decrease in operating losses, as well as a decrease of $1.7 million related to release of our valuation allowance related to our net deferred tax assets in Israel, offset by an increase related in capitalized research and development. The release of the valuation allowance in Israel was primarily the result of an internal restructuring, which changed the overall deferred tax position of the Israeli subsidiary.
Due to our history of generating losses, we continue to record a valuation allowance against our net deferred tax assets in the United States and U.K and against the net operating loss carryforwards of our Ireland subsidiary. We may release additional valuation allowances in future periods if objective negative evidence of cumulative losses is no longer present and positive evidence, such as projection of future growth, supports the realization of such deferred tax assets. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release.
Unrecognized Tax Benefits
We file income tax returns in all jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal, state, and foreign tax authorities, where applicable. The statute of limitations for these jurisdictions is generally three to seven years. However, to the extent we utilize net operating losses or other similar carryforward attributes such as credits, the statute remains open to the extent of the net operating losses or credits that are utilized. We are currently under tax examination in the state of Massachusetts for tax years 2023 through 2024 and in Israel for tax years 2018 through 2022.

The following is a reconciliation of the beginning and ending balances of unrecognized tax benefits (excluding interest and penalties), in thousands:

Balance, January 1, 2024	$5,041
Additions based on tax positions related to the current year	4,520
Additions for tax positions of prior years	315
Reductions for tax positions of prior years	—
Settlements	—
Balance, December 31, 2024	$9,876
We have established reserves to provide for additional income taxes that management believes will more likely than not be due in future years. The reserves have been established based upon our assessment of the potential exposure. The change in our reserves during the year ended December 31, 2024 primarily relates to an intercompany sale of intellectual property as part of a post-acquisition integration strategy related to our acquisition of Minerva Labs Ltd. We recorded $0.4 million of interest in 2024 related to unrecognized tax benefits. During the next twelve months, the Company does not expect any change to its unrecognized tax benefits other than the accrual of interest in the normal course of business. We recognize interest and penalties related to unrecognized tax benefits in the income tax line of the statement of operations.
From time to time, we may receive income tax assessments from taxing authorities asserting additional tax liabilities owed by the Company. During the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority (“ITA”) of approximately 324 million Israeli New Shekels (approximately $88 million, based upon exchange rates as of December 31, 2024 between the Israeli New Shekel and the US Dollar) related to fiscal year 2021. Based on our interpretation of the regulations and available case law, we believe that the tax positions we have taken on our filed tax return in Israel are sustainable and we intend to defend our position through all available means. As such, we have not recorded any impact of the ITA assessment in our consolidated financial statements for the year ended December 31, 2024. We are continuing to monitor developments related to this matter and its impact on our existing income tax reserves for all open years. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected.
Other Tax Matters
As of December 31, 2024, we have accumulated earnings generated by foreign subsidiaries. We have not recognized a deferred tax liability for the majority of these unremitted earnings as our intention is to indefinitely reinvest these accumulated earnings in our foreign subsidiaries. During the fourth quarter of 2024, we made the determination that the unremitted foreign earnings associated with our Israel legal entity are no longer indefinitely reinvested. We recorded a liability of $0.1 million related to the taxes expected to be imposed upon the repatriation of these unremitted foreign earnings that are not considered indefinitely reinvested.
The Organization for Economic Co-operation and Development  (“OECD”) Pillar Two Model Rules (“Pillar Two”) for the global 15% minimum tax have been adopted in a number of jurisdictions in which we operate. We are continuing to evaluate the potential impact on future periods of the Pillar Two framework, pending legislative adoption by additional individual countries.
(15)    Net Income (Loss) per Share
The following table summarizes the computation of basic and diluted net income (loss) per share of our common stock for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net income (loss) used to calculate net income (loss), basic	$25,526	$(152,815)	$(124,717)

Denominator:
Weighted-average common shares outstanding, basic	62,607,583	60,756,087	58,552,065
Weighted average effect of dilutive shares:
Dilutive effect of equity incentive plans	576,068	—	—
Weighted-average common shares outstanding, diluted	63,183,651	60,756,087	58,552,065

Net income (loss) per share, basic	$0.41	$(2.52)	$(2.13)
Net income (loss) per share, diluted	$0.40	$(2.52)	$(2.13)
We intend to settle any conversion of our 2025 Notes, 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the years ended December 31, 2024, 2023 and 2022, the shares underlying the Notes were not considered in the calculation of diluted net income (loss) per share as the effect would have been anti-dilutive.
In connection with the issuance of the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into the 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.

As of December 31, 2024, the 2025 Notes were convertible at the option of the holder, however the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. As of December 31, 2023, and 2022 the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	—	716,270	932,126
Unvested restricted stock units	—	2,983,020	3,001,443
Common stock issued in conjunction to acquisitions	227,316	115,051	74,627
Shares to be issued under ESPP	91,634	103,778	106,965
Convertible senior notes	11,183,611	11,183,611	9,572,955
Total	11,502,561	15,101,730	13,688,116

(16)    Commitments and Contingencies
(a)Purchase Obligations
As of December 31, 2024, we have non-cancellable firm purchase commitments primarily relating to cloud infrastructure services and software subscriptions.
The following table presents details of the future non-cancellable purchase commitments under these agreements as of December 31, 2024 (in thousands):

2025	$60,125
2026	22,641
2027	17,296
Total	$100,062

In January 2025, we amended our contract with a cloud services provider which increased our total purchase obligation by $93.8 million in 2025, and $125.0 million in each of 2026, 2027, 2028 and 2029, respectively, for a total additional $593.8 million incremental to the amounts that are included in the table above. In addition, the amended contract includes an additional $35.0 million obligation over the five-year period.

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
(e) Income Taxes
From time to time, we may receive income tax assessments from taxing authorities asserting additional tax liabilities owed by the Company. During the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority (“ITA”) of approximately 324 million Israeli New Shekels (approximately $88 million, based upon exchange rates as of December 31, 2024 between the Israeli New Shekel and the US Dollar) related to fiscal year 2021. Based on our interpretation of the regulations and available case law, we believe that the tax positions we have taken on our filed tax return in Israel are sustainable and we intend to defend our position through all available means. As such, we have not recorded any impact of the ITA assessment in our consolidated financial statements for the year ended December 31, 2024. We are continuing to monitor developments related to this matter and its impact on our existing income tax reserves for all open years. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected.
(17)    Employee Benefit Plan
In December 2008, we established a discretionary 401(k) plan in which all full-time U.S. employees above the age 18 are eligible to participate after they have been employed for us for 90 days following the applicable date of hire. Matching contributions to the 401(k) plan can be made at our discretion. In 2024, 2023 and 2022, we made discretionary contributions of $3.5 million, $4.3 million and $4.3 million, respectively, to the plan.
(18)    Segment Information and Information about Geographic Areas
We operate in a single reportable segment, providing product subscriptions and professional services to our customers. The segment’s accounting policies are consistent with those described in Note 2, Summary of Significant Accounting Policies. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. One of the measures of profit or loss that is used by our CODM to assess performance and allocate resources is consolidated net income, as reported in the consolidated statements of operations. Consolidated net income is used by our CODM in monitoring actual versus budgeted results as well as in benchmarking against our competitors, which are used in assessing performance of the segment.

The following table includes segment revenue, segment profit or loss, significant segment expenses regularly provided to the CODM and other segment expenses for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Total revenue	$844,007	$777,707	$685,083
Adjusted total cost of revenue[1]	221,664	202,655	185,489
Adjusted research and development[1]	135,560	138,754	140,030
Adjusted sales and marketing[1]	267,483	280,703	273,482
Adjusted general and administrative[1]	55,792	53,374	55,696
Other segment expenses[2]	137,982	255,036	155,103
Net income (loss)	$25,526	$(152,815)	$(124,717)
1 Adjusted total cost of revenue excludes the impact of stock-based compensation expense and amortization of acquired intangible assets. Adjusted research and development excludes the impact of stock-based compensation expense. Adjusted sales and marketing excludes the impact of stock-based compensation and amortization of acquired intangible assets. Adjusted general and administrative excludes the impact of stock-based compensation, amortization of acquired intangible assets, acquisition-related expenses and litigation-related expenses.
2 Other segment expenses include stock-based compensation expense, amortization of acquired intangible assets, acquisition-related expenses, litigation-related expenses, impairment of long-lived assets, restructuring expense, interest income, interest expense, other income (expense) and provision for (benefit from) income taxes. See the consolidated financial statements for other financial information regarding our operating segment.
Net revenues by geographic area presented based upon the location of the customer are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
North America	$643,405	$607,448	$541,812
Rest of world	200,602	170,259	143,271
Total	$844,007	$777,707	$685,083
Property and equipment, net by geographic area was as follows:

	As of December 31, 2024	As of December 31, 2023
	(in thousands)
North America	$22,613	$27,609
Rest of world	9,632	12,033
Total	$32,245	$39,642

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
In 2023, we incurred $22.2 million of restructuring charges which were recorded within restructuring in the condensed consolidated statements of operations. In addition, we incurred $1.3 million of stock-based compensation expense related to acceleration of share-based awards. In 2023, we permanently closed certain idle office spaces in Plano, Texas; Los Angeles, California; and Toronto, Canada, which resulted in an impairment loss of $3.6 million. Refer to Note 12, Leases, for further details on the impairment of long-lived assets. As of December 31, 2023, the restructuring liability accrued but not paid totaled $3.8 million, which was included within accrued expenses in the condensed consolidated balance sheets.

During the first quarter of 2024, the execution of the Restructuring Plan was completed and we recorded $(0.2) million of restructuring charges within general and administrative expense in the consolidated statements of operations. Additionally, during the second quarter of 2024, the remaining payments were made, resulting in no remaining restructuring liability as of December 31, 2024.
(20)    Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain RSUs and PSUs granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024.
In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the related impact was not material to results of operations or financial position for any historical annual or interim period. As a result, we are correcting the errors by adjusting prior period financial statements as of and for each of the quarterly and year-to-date periods shown below. Additionally, Note 13, Stock-Based Compensation, Note 14, Income Taxes and Note 15, Net Income (Loss) per Share, have been adjusted to reflect the correction of the immaterial errors.
The following table sets forth the effect of the immaterial error correction to certain line items of our consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows as of and for the year ended December 31, 2023:

	Year Ended December 31, 2023
	As Reported	Adjustment	Revised
	(in thousands, except per share amounts)
Consolidated Statement of Operations:
Cost of revenue - product subscriptions	$202,904	$236	$203,140
Cost of revenue - professional services	$28,837	$69	$28,906
Research and development expense	$176,776	$1,161	$177,937
Sales and marketing expense	$312,636	$1,025	$313,661
General and administrative expense	$84,276	$1,064	$85,340
Net income (loss)	$(149,260)	$(3,555)	$(152,815)
Net income (loss) per share, basic	$(2.46)	$(0.06)	$(2.52)
Net income (loss) per share, diluted	$(2.46)	$(0.06)	$(2.52)
Consolidated Statement of Cash Flows:
Net income (loss)	$(149,260)	$(3,555)	$(152,815)
Stock-based compensation expense	$108,081	$3,555	$111,636
Net cash provided by operating activities	$104,278	$—	$104,278

	As of December 31, 2023
	As Reported	Adjustment	Revised
	(in thousands)
Consolidated Balance Sheet:
Additional paid-in capital	$894,630	$3,555	$898,185
Accumulated deficit	$(1,010,005)	$(3,555)	$(1,013,560)
Total stockholders' deficit	$(118,179)	$—	$(118,179)
The following tables set forth the effect of the immaterial error corrections to (i) certain line items of our unaudited condensed consolidated statements of operations for the interim periods ended March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, as well as (ii) certain line items of our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024. Prospectively, we will effect an immaterial error correction of these unaudited condensed consolidated financial statements for the 2024 interim periods as those statements are reproduced on a comparative basis in our Quarterly Reports on Form 10-Q throughout fiscal year 2025:

	Three Months Ended March 31, 2023			Three Months Ended June 30, 2023
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
	(unaudited, in thousands, except per share amounts)			(unaudited, in thousands, except per share amounts)
Consolidated Statement of Operations:
Cost of revenue - product subscriptions	$48,188	$36	$48,224	$51,148	$78	$51,226
Cost of revenue - professional services	$7,811	$10	$7,821	$7,016	$22	$7,038
Research and development expense	$46,346	$148	$46,494	$50,762	$402	$51,164
Sales and marketing expense	$80,587	$166	$80,753	$83,036	$332	$83,368
General and administrative expense	$24,207	$269	$24,476	$22,888	$562	$23,450
Net income (loss)	$(25,915)	$(629)	$(26,544)	$(66,782)	$(1,396)	$(68,178)
Net income (loss) per share, basic	$(0.43)	$(0.01)	$(0.44)	$(1.10)	$(0.03)	$(1.13)
Net income (loss) per share, diluted	$(0.43)	$(0.01)	$(0.44)	$(1.10)	$(0.03)	$(1.13)

	Three Months Ended September 30, 2023			Three Months Ended December 31, 2023
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
	(unaudited, in thousands, except per share amounts)			(unaudited, in thousands, except per share amounts)
Consolidated Statement of Operations:
Cost of revenue - product subscriptions	$51,261	$60	$51,321	$52,307	$62	$52,369
Cost of revenue - professional services	$6,569	$21	$6,590	$7,441	$16	$7,457
Research and development expense	$39,940	$309	$40,249	$39,729	$302	$40,031
Sales and marketing expense	$75,699	$284	$75,983	$73,314	$243	$73,557
General and administrative expense	$17,866	$(76)	$17,790	$19,314	$309	$19,623
Net income (loss)	$(76,611)	$(598)	$(77,209)	$20,048	$(932)	$19,116
Net income (loss) per share, basic	$(1.25)	$(0.01)	$(1.26)	$0.33	$(0.02)	$0.31
Net income (loss) per share, diluted	$(1.25)	$(0.01)	$(1.26)	$0.27	$(0.01)	$0.26

	Three Months Ended March 31, 2024
	As Reported	Adjustment	Revised
	(unaudited, in thousands, except per share amounts)
Consolidated Statement of Operations:
Cost of revenue - product subscriptions	$54,655	$79	$54,734
Cost of revenue - professional services	$6,248	$12	$6,260
Research and development expense	$40,990	$378	$41,368
Sales and marketing expense	$72,805	$290	$73,095
General and administrative expense	$19,835	$93	$19,928
Net income (loss)	$2,258	$(852)	$1,406
Net income (loss) per share, basic	$0.04	$(0.02)	$0.02
Net income (loss) per share, diluted	$0.03	$(0.01)	$0.02
Consolidated Statement of Cash Flows:
Net income	$2,258	$(852)	$1,406
Stock-based compensation expense	$24,893	$852	$25,745
Net cash provided by operating activities	$31,070	$—	$31,070

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
	(unaudited, in thousands, except per share amounts)			(unaudited, in thousands, except per share amounts)
Consolidated Statement of Operations:
Cost of revenue - product subscriptions	$54,982	$125	$55,107	$109,637	$204	$109,841
Cost of revenue - professional services	$5,866	$19	$5,885	$12,114	$31	$12,145
Research and development expense	$40,056	$392	$40,448	$81,046	$770	$81,816
Sales and marketing expense	$77,795	$331	$78,126	$150,600	$621	$151,221
General and administrative expense	$22,412	$790	$23,202	$42,247	$883	$43,130
Net income (loss)	$8,195	$(1,657)	$6,538	$10,453	$(2,509)	$7,944
Net income (loss) per share, basic	$0.13	$(0.03)	$0.10	$0.13	$(0.05)	$0.08
Net income (loss) per share, diluted	$0.11	$(0.02)	$0.09	$0.11	$(0.03)	$0.08
Consolidated Statement of Cash Flows:
Net income (loss)				$10,453	$(2,509)	$7,944
Stock-based compensation expense				$52,302	$2,509	$54,811
Net cash provided by operating activities				$63,928	$—	$63,928

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
	(unaudited, in thousands, except per share amounts)			(unaudited, in thousands, except per share amounts)
Consolidated Statement of Operations:
Cost of revenue - product subscriptions	$56,653	$121	$56,774	$166,290	$325	$166,615
Cost of revenue - professional services	$6,364	$19	$6,383	$18,478	$50	$18,528
Research and development expense	$44,565	$411	$44,976	$125,611	$1,181	$126,792
Sales and marketing expense	$74,521	$300	$74,821	$225,121	$921	$226,042
General and administrative expense	$18,590	$293	$18,883	$60,837	$1,176	$62,013
Net income (loss)	$16,554	$(1,144)	$15,410	$27,007	$(3,653)	$23,354
Net income (loss) per share, basic	$0.26	$(0.02)	$0.24	$0.43	$(0.07)	$0.36
Net income (loss) per share, diluted	$0.22	$(0.01)	$0.21	$0.36	$(0.04)	$0.32
Consolidated Statement of Cash Flows:
Net income (loss)				$27,007	$(3,653)	$23,354
Stock-based compensation expense				$76,896	$3,653	$80,549
Net cash provided by operating activities				$107,897	$—	$107,897
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2024, our internal control over financial reporting was effective. This Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Item 9B. Other Information.
During the three months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Act of 1934, as amended, adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
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
We have adopted policies and procedures reasonably designed to promote compliance with relevant insider trading laws, rules and regulations, and Nasdaq listing standards. A copy of our Amended and Restated Insider Trading and Trading Window Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

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

3.1
Amended and Restated Certificate of Incorporation of Rapid7, Inc., dated as of June 3, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on August 10, 2020).

3.2
Amended and Restated Bylaws of Rapid7, Inc., dated as of June 3, 2020 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 10, 2020).

4.1	Form of common stock certificate of Rapid7, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed on July 6, 2015).
4.2
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 10.34 on Form 10-K (File No. 001-37496), filed on February 26, 2024).

4.3
Indenture, dated as of May 1, 2020, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on May 4, 2020).

4.4	Form of Global Note, representing Rapid7, Inc.’s 2.25% Convertible Senior Notes due 2025 (included in Exhibit 4.3).
4.5
Indenture, dated as of March 19, 2021, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on March 19, 2021).

4.6	Form of Global Note, representing Rapid7, Inc.’s 0.25% Convertible Senior Notes due 2027 (included in Exhibit 4.5).
4.7
Indenture, dated as of September 8, 2023, by and between Rapid7, Inc. and U.S. Bank Trust Company. National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on September 8, 2023).

4.8	Form of Global Note, representing Rapid7, Inc.’s 1.25% Convertible Senior Notes due 2029 (included in Exhibit 4.7).
10.1	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on May 4, 2020).
10.2	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on March 19, 2021).
10.3	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on September 5, 2023).
10.4+
2011 Stock Option and Grant Plan and Forms of Stock Option Agreement, Stock Option Exercise Notice and Restricted Stock Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed on June 11, 2015).

10.5+	Rapid7, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (file No. 001-37496), filed on July 19, 2021).

10.6+*	Amendment No. 1 to the Rapid7, Inc. 2015 Equity Incentive Plan, as amended.
10.7+
Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Agreement under the Rapid7, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed on July 6, 2015).

10.8+	Rapid7, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on October 13, 2015).
10.9+
Form of Indemnification Agreement by and between Rapid7, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed on March 10, 2016).

10.10+*	Letter Agreement, dated as of February 17, 2025, by and between Rapid7, Inc. and Christina Luconi.
10.11
Stock Purchase Agreement, dated as of July 16, 2021, by and between Rapid7, Inc., Rapid7 International Holdings Limited, IntSights Cyber Intelligence Ltd., the Sellers and Shareholder Representative Services LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on July 19, 2021).

10.12
Lease dated November 16, 2017 between Podium Developer LLC and Rapid7, Inc (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on November 16, 2017).

10.13
Lease dated July 19, 2019 between Office Tower Developer LLC and Rapid7, Inc (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File no. 001-37496), filed with the Securities and Exchange Commission on July 25, 2019).

10.14
First Amendment to Lease, dated as of September 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on November 5, 2020).

10.15
Second Amendment to Lease, dated as of November 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File no. 001-37496), filed on February 26, 2021).

10.16
Third Amendment to Lease, dated as of February 5, 2021 by and between Office Tower Developer LLC and Rapid7, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File no. 001-37496), filed on February 26, 2021).

10.17+	Rapid7, Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on February 2, 2017).
10.19+
Employment Agreement, dated as of January 3, 2013, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed on June 11, 2015).

10.20+
Amendment to Employment Agreement, dated as of April 4, 2016, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016).

10.20+
Second Amendment to Employment Agreement, dated as of March 24, 2017, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on May 10, 2017).

10.21+
Third Amendment to Employment Agreement, dated as of August 7, 2023, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.22+
Offer Letter Agreement, dated as of October 3, 2016, by and between Rapid7, Inc. and Andrew Burton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on October 4, 2016).

10.23+
Offer Letter, dated as of November 23, 2021, by and between Rapid7, Inc. and Tim Adams (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on November 29, 2021).

10.24+
Severance and Equity Award Vesting Acceleration Letter, dated as of March 28, 2017, by and between Rapid7, Inc. and Andrew Burton (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on May 10, 2017).

10.25+
Severance and Equity Award Vesting Acceleration Agreement, dated as of August 8, 2023, by and between Rapid7, Inc. and Andrew Burton (incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.26+
Severance and Equity Award Vesting Acceleration Agreement, dated as of August 30, 2023, by and between Rapid7, Inc. and Tim Adams (incorporated by reference to Exhibit 10.3 on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.27+
Severance and Equity Award Vesting Acceleration Agreement, dated as of August 8, 2023, by and between Rapid7, Inc. and Christina Luconi (incorporated by reference to Exhibit 10.4 on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.28+	Form of Performance Stock Unit Agreement under the Rapid7 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 on Form 10-K (File No. 001-37496), filed on February 26, 2024).

Exhibit Number	Description

19.1*	Amended and Restated Insider Trading and Trading Window Policy.
21.1*	List of subsidiaries of Rapid7, Inc.
23.1*	Consent of KPMG, LLP.
24.1	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recoupment Policy, dated as of October 19, 2023 (incorporated by reference to Exhibit 10.34 on Form 10-K (File No. 001-37496), filed on February 26, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID7, INC.

Date: February 28, 2025	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer

Date: February 28, 2025	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer

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

Name	Title	Date
/s/ Corey E. Thomas	Chief Executive Officer and Director	February 28, 2025
Corey E. Thomas	(Principal Executive Officer)

/s/ Tim Adams	Chief Financial Officer	February 28, 2025
Tim Adams	(Principal Financial Officer)

/s/ Scott Murphy	Chief Accounting Officer	February 28, 2025
Scott Murphy	(Principal Accounting Officer)

/s/ Michael Berry	Director	February 28, 2025
Michael Berry

/s/ Marc Brown	Director	February 28, 2025
Marc Brown

/s/ Judy Bruner	Director	February 28, 2025
Judy Bruner

/s/ Benjamin Holzman	Director	February 28, 2025
Benjamin Holzman

/s/ J. Benjamin Nye	Director	February 28, 2025
J. Benjamin Nye

/s/ Thomas Schodorf	Director	February 28, 2025
Thomas Schodorf

/s/ Reeny Sondhi	Director	February 28, 2025
Reeny Sondhi