Form 10-Q
period 2025-03-31
Rapid7, Inc.
filed 2025-05-12
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 2, 2025, there were 64,239,298 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RAPID7, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$291,462	$334,686
Short-term investments	202,011	187,025
Accounts receivable, net of allowance for credit losses of $2,942 and $1,833 at March 31, 2025 and December 31, 2024, respectively	140,541	168,242
Deferred contract acquisition and fulfillment costs, current portion	50,667	52,134
Prepaid expenses and other current assets	47,964	44,024
Total current assets	732,645	786,111
Long-term investments	99,136	37,274
Property and equipment, net	31,659	32,245
Operating lease right-of-use assets	46,404	48,877
Deferred contract acquisition and fulfillment costs, non-current portion	69,843	73,672
Goodwill	575,268	575,268
Intangible assets, net	79,763	85,719
Other assets	10,092	12,868
Total assets	$1,644,810	$1,652,034
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,318	$18,908
Accrued expenses and other current liabilities	69,458	88,802
Convertible senior notes, current portion, net	45,967	45,895
Operating lease liabilities, current portion	13,614	15,493
Deferred revenue, current portion	447,798	461,118
Total current liabilities	589,155	630,216
Convertible senior notes non-current portion, net	889,303	888,356
Operating lease liabilities, non-current portion	65,484	68,430
Deferred revenue, non-current portion	27,524	27,078
Other long-term liabilities	20,622	20,243
Total liabilities	$1,592,088	$1,634,323
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	$—	$—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; 64,752,047 and 64,067,220 shares issued at March 31, 2025 and December 31, 2024, respectively; 64,181,792 and 63,496,965 shares outstanding at March 31, 2025 and December 31, 2024, respectively	642	635
Treasury stock, at cost, 570,255 shares at March 31, 2025 and December 31, 2024	(4,765)	(4,765)
Additional paid-in-capital	1,042,355	1,011,080
Accumulated other comprehensive income (loss)	419	(1,205)
Accumulated deficit	(985,929)	(988,034)
Total stockholders’ equity	52,722	17,711
Total liabilities and stockholders’ equity	$1,644,810	$1,652,034
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Product subscriptions	$203,935	$196,918
Professional services	6,318	8,183
Total revenue	210,253	205,101
Cost of revenue:
Product subscriptions	54,368	54,734
Professional services	5,112	6,260
Total cost of revenue	59,480	60,994
Total gross profit	150,773	144,107
Operating expenses:
Research and development	47,888	41,368
Sales and marketing	79,400	73,095
General and administrative	23,586	19,928
Total operating expenses	150,874	134,391
Income (loss) from operations	(101)	9,716
Other (income) expense, net:
Interest income	5,758	4,720
Interest expense	(2,654)	(2,670)
Other income (expense), net	1,802	(1,435)
Income before income taxes	4,805	10,331
Provision for income taxes	2,700	8,925
Net income	$2,105	$1,406
Net income per share, basic	$0.03	$0.02
Net income per share, diluted	$0.03	$0.02
Weighted-average common shares outstanding, basic	63,835,945	61,907,808
Weighted-average common shares outstanding, diluted	64,224,415	74,021,704
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$2,105	$1,406
Other comprehensive income (loss):
Change in fair value of cash flow hedges	1,815	(629)
Adjustment for net (gains)/ losses realized on cash flow hedges and included in net income, net of taxes	(325)	(381)
Total change in unrealized gains (losses) on cash flow hedges	1,490	(1,010)
Change in unrealized gains (losses) on investments	134	(555)
Total other comprehensive income (loss)	1,624	(1,565)
Comprehensive income (loss)	$3,729	$(159)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
Three Months Ended March 31, 2025 and 2024
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	63,497	$635	571	$(4,765)	$1,011,080	$(1,205)	$(988,034)	$17,711
Stock-based compensation expense	—	—	—	—	25,773	—	—	25,773
Issuance of common stock under employee stock purchase plan	187	2	—	—	4,444	—	—	4,446
Vesting of restricted stock units	356	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(37)	—	—	—	(1,303)	—	—	(1,303)
Vesting of equity awards previously classified as liabilities	22	—	—	—	777	—	—	777
Issuance of common stock upon exercise of stock options	157	1	—	—	1,588	—	—	1,589
Other comprehensive gain	—	—	—	—	—	1,624	—	1,624
Net income	—	—	—	—	—	—	2,105	2,105
Balance, March 31, 2025	64,182	$642	571	$(4,765)	$1,042,355	$419	$(985,929)	$52,722

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	61,714	$617	570	$(4,765)	$898,185	$1,344	$(1,013,560)	$(118,179)
Stock-based compensation expense	—	—	—	—	25,745	—	—	25,745
Issuance of common stock under employee stock purchase plan	148	2	—	—	5,044	—	—	5,046
Vesting of restricted stock units	325	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(29)	—	—	—	(1,764)	—	—	(1,764)
Vesting of equity awards previously classified as liabilities	27	—	—	—	1,652	—	—	1,652
Issuance of common stock upon exercise of stock options	111	1	—	—	1,267	—	—	1,268
Other comprehensive loss	—	—	—	—	—	(1,565)	—	(1,565)
Net income	—	—	—	—	—	—	1,406	1,406
Balance, March 31, 2024	62,296	$623	570	$(4,765)	$930,126	$(221)	$(1,012,154)	$(86,391)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$2,105	$1,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,665	11,348
Amortization of debt issuance costs	1,019	1,053
Stock-based compensation expense	27,151	25,745
Deferred income taxes	—	1,840
Other	(1,153)	(203)
Changes in assets and liabilities:
Accounts receivable	27,668	39,529
Deferred contract acquisition and fulfillment costs	5,295	(679)
Prepaid expenses and other assets	(1,995)	(1,223)
Accounts payable	(6,555)	(4,190)
Accrued expenses	(20,325)	(24,890)
Deferred revenue	(12,874)	(21,186)
Other liabilities	(2,244)	2,520
Net cash provided by operating activities	29,757	31,070
Cash flows from investing activities:
Purchases of property and equipment	(1,361)	(620)
Capitalization of internal-use software	(3,719)	(2,916)
Purchases of investments	(144,461)	(93,158)
Sales and maturities of investments	69,000	55,000
Other investing activities	1,328	—
Net cash used in investing activities	(79,213)	(41,694)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(1,303)	(1,764)
Proceeds from employee stock purchase plan	4,446	5,046
Proceeds from stock option exercises	1,589	1,080
Net cash provided by financing activities	4,732	4,362
Effect of exchange rate changes on cash ,cash equivalents and restricted cash	1,334	(1,493)
Net decrease in cash, cash equivalents and restricted cash	(43,390)	(7,755)
Cash, cash equivalents and restricted cash, beginning of period	342,101	214,130
Cash, cash equivalents and restricted cash, end of period	$298,711	$206,375
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$1,571	$2,698
Cash paid for income taxes, net of refund	992	2,352
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$291,462	$198,716
Restricted cash included in other assets and prepaid expenses and other current assets	7,249	7,659
Total cash, cash equivalents and restricted cash	$298,711	$206,375
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
Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024. Based on an analysis of quantitative and qualitative factors in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and as described further in Note 16, Immaterial Correction of an Error, we evaluated the errors and determined the related impacts were not material to our consolidated financial statements for the prior periods when they occurred, but that correcting the cumulative errors in the period detected would have been material to our results of operations for that period. Accordingly, we revised previously reported comparative financial information presented herein for such immaterial errors.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025.
The condensed consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to the significant accounting policies during the three-month period ended March 31, 2025.

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures ("ASU 2023-09"). This new guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU.

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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended March 31, 2025 and 2024, we recognized revenue of $185.6 million and $179.3 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of March 31, 2025 and December 31, 2024, unbilled receivables of $2.4 million and $2.5 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of March 31, 2025 and December 31, 2024, we had no contract assets recorded on our unaudited condensed consolidated balance sheet.
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2025. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Product subscriptions	$575,473	$282,354
Professional services	14,591	4,756
Total	$590,064	$287,110
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
Subject to the terms of the merger agreement, we are required to pay consideration of up to $20.0 million to Noetic shareholders based on the achievement of certain performance targets (the “Earnout Consideration”), measured annually upon the first, second and third anniversaries of the closing date of the transaction (the “Earnout Period”). If all performance targets are achieved, approximately $13.1 million of Earnout Consideration will be paid in cash, and the remaining $6.9 million of Earnout Consideration will be issued to certain employees in the form of shares of our common stock subject to continued employment requirements over the Earnout Period. The approximate $6.9 million of the Earnout Consideration that is subject to continued employment will be recognized as stock-based compensation expense over the required employment period. The fair value of the portion of the Earnout Consideration that is not subject to continued employment is included as part of purchase consideration at the date of the acquisition. As of July 3, 2024, we determined the fair value of the contingent purchase consideration to be $12.1 million. The fair value of the contingent purchase consideration will be reassessed each reporting period and any required adjustment will be recorded to general and administrative expense. As of March 31, 2025, the fair value of the contingent purchase consideration was $12.6 million of which $7.0 million was recorded within accrued expenses and other current liabilities and $5.6 million was recorded within other liabilities in our unaudited condensed consolidated balance sheet. In the three months ended March 31, 2025, we recorded approximately $0.2 million of accretion expense related to the contingent purchase consideration to general and administrative expense.
In connection with the acquisition, we expect to issue an aggregate value of $2.3 million of our common stock to two key employees of Noetic in three installments over a 36-month period following the closing date of the transaction, subject to continued employment requirements (the “Key Employee Consideration”), which therefore will be recognized as stock-based compensation expense over the required employment period.

The number of shares to be issued at each issuance date for both the Earnout Consideration and the Key Employee Consideration will be determined by dividing the aggregate value by the fair market value of our common stock on the issuance date, and therefore will be liability-classified until the final issuance dates. In the three months ended March 31, 2025, we recognized stock-based compensation expense related to such shares in the amount of $1.0 million.

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
Our revenue and net loss attributable to the Noetic business for the three months ended March 31, 2025 were not material.
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$300,900	$351	$(104)	$301,147
Total	$300,900	$351	$(104)	$301,147

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$224,187	$328	$(216)	$224,299
Total	$224,187	$328	$(216)	$224,299

As of March 31, 2025 and December 31, 2024, our available-for-sale investments had maturities ranging from 1 to 17 months.
For all of our investments for which the amortized cost basis was greater than the fair value at March 31, 2025 and December 31, 2024, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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

The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
U.S. government agencies	$301,147	$—	$—	$301,147
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	611	—	611
Total assets	$301,147	$611	$—	$301,758
Liabilities:
Contingent consideration (other current liabilities and other long-term liabilities)	—	—	12,605	12,605
Foreign currency forward contracts designated as cash flow hedges (other current and long-term liabilities)	—	440	—	440
Total liabilities	$—	$440	$12,605	$13,045

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
U.S. government agencies	$224,299	$—	$—	$224,299
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	96	—	96
Total assets	$224,299	$96	$—	$224,395
Liabilities:
Contingent consideration (other current liabilities and other long-term liabilities)	$—	$—	$12,422	$12,422
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	—	1,415	—	1,415
Total liabilities	$—	$1,415	$12,422	$13,837
Cash and cash equivalents are excluded from the table above as carrying amounts reported in our unaudited condensed consolidated balance sheet equal or approximate fair value. As of March 31, 2025, the fair value of our 2.25%, 0.25% and 1.25% convertible senior notes due 2025, 2027 and 2029, as further described in Note 10, Debt, was $45.8 million, $548.6 million and $257.1 million, respectively, based upon quoted market prices. We consider the fair value of the Notes (as defined in Note 10, Debt) to be a Level 2 measurement due to limited trading activity of the Notes. As of March 31, 2025, the fair value of our contingent consideration, as further described in Note 3, Business Combinations, was $12.6 million and is classified as a Level 3 measurement based on inputs not observable in the market.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Computer equipment and software	$29,584	$28,789
Furniture and fixtures	11,168	10,960
Leasehold improvements	58,138	57,051
Total	98,890	96,800
Less accumulated depreciation	(67,231)	(64,555)
Property and equipment, net	$31,659	$32,245
We recorded depreciation expense of $2.8 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively.
Note 7. Goodwill and Intangibles
Goodwill was $575.3 million as of March 31, 2025 and December 31, 2024.
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

	Weighted- Average Estimated Useful Life (years)	As of March 31, 2025			As of December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	6.3	$146,855	$(98,616)	$48,239	$146,855	$(94,193)	$52,662
Customer relationships	4.3	12,000	(11,015)	985	12,000	(10,363)	1,637
Trade names	5.0	2,619	(2,604)	15	2,619	(2,559)	60
Total acquired intangible assets		$161,474	$(112,235)	$49,239	$161,474	$(107,115)	$54,359
Internal-use software	3.0	71,797	(41,273)	30,524	68,878	(37,518)	31,360
Total intangible assets		$233,271	$(153,508)	$79,763	$230,352	$(144,633)	$85,719
Intangible assets are expensed on a straight-line basis over the useful life of the asset. Amortization expense was $8.9 million and $8.4 million for the three months ended March 31, 2025 and 2024, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of March 31, 2025 was as follows (in thousands):

2025 (for the remaining nine months)	$24,437
2026	23,783
2027	11,397
2028	3,366
2029	3,243
2030 and thereafter	4,409
Total	$70,635
The table above excludes the impact of $9.1 million of capitalized internal-use software costs for projects that have not been completed as of March 31, 2025, and therefore, all the costs associated with these projects have not been incurred.

Note 8. Deferred Contract Acquisitions and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs, which primarily consist of capitalized sales commissions, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning balance	$125,806	$121,609
Capitalization of contract acquisition and fulfillment costs	9,273	12,967
Amortization of deferred contract acquisition and fulfillment costs	(14,569)	(12,287)
Ending balance	$120,510	$122,289

Note 9. Derivative and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of eighteen months or less, and as of March 31, 2025 and December 31, 2024, outstanding forward contracts had a total notional value of $61.0 million and $50.4 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three months ended March 31, 2025 and 2024, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
For additional details on the terms of our Notes, see Note 11, Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
As of March 31, 2025, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders. The 2025 Notes became convertible at the option of the holders effective November 1, 2024.
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
Subsequent to the balance sheet date, on May 1, 2025, the Company paid $46.5 million to redeem the outstanding portion of the 2025 Notes, including the outstanding principal amount and accrued interest through the maturity date of the 2025 Notes.
Accounting for the Notes
In accounting for the issuance of the Notes, the principal less debt issuance costs are recorded as debt on our unaudited condensed consolidated balance sheet. The debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the Notes.
The net carrying amount of the Notes as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

	2025 Notes			2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2024	$45,992	$(97)	$45,895	$600,000	$(5,564)	$594,436	$300,000	$(6,080)	$293,920
Amortization of debt issuance costs	—	72	72	—	615	615	—	332	332
Balance at March 31, 2025	$45,992	$(25)	$45,967	$600,000	$(4,949)	$595,051	$300,000	$(5,748)	$294,252
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended March 31,
	2025				2024
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$259	$375	$937	$1,571	$259	$375	$937	$1,571
Amortization of debt issuance costs	72	615	332	1,019	75	620	310	1,005
Total interest expense	$331	$990	$1,269	$2,590	$334	$995	$1,247	$2,576
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
Subsequent to the balance sheet date, the 2025 Capped Calls expired in full on April 29, 2025. The Company did not elect to exercise any portion of the 2025 Capped Calls prior to expiration.
For additional details on the terms of our Capped Calls, see Note 11, Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
For accounting purposes, the 2025 Capped Calls, the 2027 Capped Calls and the 2029 Capped Calls are separate transactions, and not part of the terms of the 2025 Notes, the 2027 Notes and the 2029 Notes. The 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives.

Note 11. Stock-Based Compensation
(a) General
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options and purchase rights issued under our employee stock purchase plan was classified in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,264	$2,671
Research and development	10,386	7,944
Sales and marketing	7,241	7,137
General and administrative	7,260	7,993
Total stock-based compensation expense	$27,151	$25,745
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally three to four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2025 and 2024 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the three months ended March 31, 2025 and 2024, we recognized stock-based compensation expense related to such bonuses in the amount of $0.3 million and $0.1 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of March 31, 2025 and 2024. For employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b) Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the three months ended March 31, 2025 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2024	2,853,235	$57.25
Granted	2,063,251	$35.17
Vested	(377,353)	$61.55
Forfeited	(260,257)	$56.20
Unvested balance as of March 31, 2025	4,278,876	$46.29
As of March 31, 2025, the unrecognized compensation expense related to our unvested RSUs and PSUs was $113.4 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 1.21 years.
In January 2025, our Compensation Committee awarded 181,067 PSUs that required the achievement of net annualized recurring revenue (“Net ARR”) and Adjusted EBITDA targets for the 2025 fiscal-year to earn any payout. Net ARR is defined as the change in the annual value of all recurring revenue related to contracts in place at year end. In addition, the portion of the PSUs that are earned would be capped at a maximum of 200% of the target level payout and if certain net ARR or Adjusted EBITDA goals were not met, no PSUs will be earned. The PSUs have a performance period of one year and the earned PSUs will vest in three equal installments following each of the first, second and third anniversary of the vesting commencement date, subject to the participant’s continuous service as of each such date. In the three months ended March 31, 2025, we recorded $0.5 million of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.

(c)Stock Options
The following tables summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	582,638	12.38		$16,225
Granted	—
Exercised	(157,317)	$10.10		$4,541
Forfeited/cancelled	—
Outstanding as of March 31, 2025	425,321	$13.23	1.3	$5,649
Vested and exercisable as of March 31, 2025	425,321	$13.23	1.3	$5,649
(d)Employee Stock Purchase Plan
Under the Rapid7, Inc. 2015 Employee Stock Purchase Plan ("ESPP"), employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common shares at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.
On March 14, 2025, we issued 186,793 shares of common stock to employees, with a purchase price of $23.79 per share, for aggregate proceeds of $4.4 million.

Note 12. Income Taxes

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
Effective Tax Rate	56.2%	86.4%

The primary reconciling items between the Federal statutory tax rate of 21% and our overall effective rate for the three months ended March 31, 2025 were due to foreign taxes on our international operations, state income taxes, and the impact of valuation allowance on deferred tax assets.

The primary reconciling items between the Federal statutory tax rate of 21% and our overall effective rate for the three months ended March 31, 2024 were due to foreign taxes on our international operations, state income taxes, the impact of valuation allowance on deferred tax assets, and certain discrete items.

Note 13. Net Income per Share
The following table summarizes the computation of basic and diluted net income per share of our common stock for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net income used to calculate net income, basic	$2,105	$1,406

Denominator:
Weighted-average common shares outstanding, basic	63,835,945	61,907,808
Weighted-average effect of dilutive shares:
Dilutive effect of equity incentive plans	388,471	$930,195
Dilutive effect of convertible senior notes	—	$11,183,611
Weighted-average common shares outstanding, diluted	64,224,415	$74,021,704

Net income per share, basic	$0.03	$0.02
Net income per share, diluted	$0.03	$0.02
We intend to settle any conversion of our 2025 Notes, 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income per share is considered using the if-converted method. For the three months ended March 31, 2025 and 2024, the shares underlying the Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive.
In connection with the issuance of the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into the 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
As of March 31, 2025, the 2025 Notes were convertible at the option of the holder; however, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. As of March 31, 2024, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our unaudited condensed consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	—	604,786
Unvested restricted stock units	—	3,984,134
Common stock issued in conjunction to acquisitions	309,561	36,923
Shares to be issued under ESPP	18,620	15,902
Convertible senior notes	11,183,611	11,183,611
Total	11,511,792	15,825,356
Note 14. Commitments and Contingencies
(a) Purchase Obligations
In January 2025, we amended our contract with a cloud services provider which increased our total purchase obligation to $660 million, including a minimum purchase commitment of $125.0 million in 2025, 2026, 2027, 2028 and 2029, and an additional $35.0 million obligation over the five-year period.
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
(d) Income Taxes
From time to time, we may receive income tax assessments from taxing authorities asserting additional tax liabilities owed by the Company. During the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority (“ITA”) of approximately 324 million Israeli New Shekels (approximately $88 million, based upon current exchange rates between the Israeli New Shekel and the US Dollar) related to fiscal year 2021. Based on our interpretation of the regulations and available case law, we believe that the tax positions we have taken on our filed tax return in Israel are sustainable and we intend to defend our position through all available means. As such, we have not recorded any impact of the ITA assessment in our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025. We are continuing to monitor developments related to this matter and its impact on our existing income tax reserves for all open years. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected.
Note 15. Segment Information and Information about Geographic Areas
We operate in a single reportable segment, providing product subscriptions and professional services to our customers. The segment’s accounting policies are consistent with those described in Note 1, Summary of Significant Accounting Policies. Our

chief operating decision maker (“CODM”) is our Chief Executive Officer. One of the measures of profit or loss that is used by our CODM to assess performance and allocate resources is consolidated net income, as reported in the consolidated statements of operations. Consolidated net income is used by our CODM in monitoring actual versus budgeted results as well as in benchmarking against our competitors, which are used in assessing performance of the segment.
The following table includes segment revenue, segment profit or loss, significant segment expenses and other segment expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Total revenue	$210,253	$205,101
Adjusted total cost of revenue[1]	52,793	53,989
Adjusted research and development[1]	37,502	33,440
Adjusted sales and marketing[1]	71,507	65,305
Adjusted general and administrative[1]	16,098	12,082
Other segment expenses[2]	30,248	38,879
Net income	$2,105	$1,406
1 Adjusted total cost of revenue excludes the impact of stock-based compensation expense and amortization of acquired intangible assets. Adjusted research and development excludes the impact of stock-based compensation expense. Adjusted sales and marketing excludes the impact of stock-based compensation and amortization of acquired intangible assets. Adjusted general and administrative excludes the impact of stock-based compensation, amortization of acquired intangible assets and acquisition-related expenses.
2 Other segment expenses include stock-based compensation expense, amortization of acquired intangible assets, acquisition-related expenses, restructuring expense, interest income, interest expense, other income (expense) and provision for (benefit from) income taxes. See the unaudited condensed consolidated financial statements for other financial information regarding our operating segment.
Net revenues by geographic area presented based upon the location of the customer are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
North America	$157,945	$157,340
Rest of world	52,308	47,761
Total	$210,253	$205,101
Property and equipment, net by geographic area was as follows:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
North America	$22,411	$22,613
Rest of world	9,248	9,632
Total	$31,659	$32,245

Note 16. Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain RSUs and PSUs granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024.
In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the related impact was not material to results of operations or financial position for any historical annual or interim period. As a result, we have corrected the errors by adjusting prior period financial statements as of and for the three months ended March 31, 2024. Refer to the consolidated financial statements included in our Annual Report on Form

10-K for the year ended December 31, 2024 for detailed tables showing the effect of the immaterial error corrections to certain line items of our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim period ended March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2025. Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Special Note Regarding Forward-Looking Statements”.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of March 31, 2025, we had over 11,000 customers in 151 countries, including 39% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three months ended March 31, 2025 or 2024.

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
For the three months ended March 31, 2025 and 2024, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 96%, and 96%, respectively, of total revenue.
Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the errors and determined the related impacts were not material to our unaudited consolidated financial statements for the prior periods when they occurred, but that correcting the cumulative errors in the period detected would have been material to our results of operations for that period. Accordingly, we revised previously reported comparative financial information presented herein for such immaterial errors. Refer to Note 16, Immaterial Correction of an Error, in the notes to our unaudited condensed consolidated financial statements for further information.
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

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Total revenue	$210,253	$205,101
Year-over-year growth	2.5%	12.0%
Non-GAAP income from operations	$32,353	$40,285
Non-GAAP operating margin	15.4%	19.6%
Free cash flow	$24,677	$27,534

	As of March 31,
	2025	2024
	(dollars in thousands)
Annualized recurring revenue (“ARR”)	$837,220	$807,196
Year-over-year growth	3.7%	10.9%
Number of customers	11,685	11,462
Year-over-year growth	1.9%	3.9%
ARR per customer	$71.6	$70.4
Year-over-year growth	1.7%	6.8%

Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers. We monitor total revenue and believe it is useful to investors as a measure of the overall success of our business.
Non-GAAP Income from Operations and Non-GAAP Operating Margin. We monitor non-GAAP income from operations and non-GAAP operating margin, non-GAAP financial measures, to analyze our financial results. We believe non-GAAP income from operations and non-GAAP operating margin are useful to investors, as supplements to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance and allowing for greater transparency with respect to metrics used by our management in its financial and operational decision-making. See "Non-GAAP Financial Results" below for further information on non-GAAP income from operations and a reconciliation of non-GAAP income from operations to the comparable GAAP financial measure.
Free Cash Flow. Free cash flow is a non-GAAP measure that we define as cash provided by operating activities less purchases of property and equipment and capitalization of internal-use software costs. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business after necessary capital expenditures. See "Non-GAAP Financial Results" below for a reconciliation of non-GAAP free cash flow to the comparable GAAP financial measure.
Annualized Recurring Revenue and Growth. ARR is defined as the annual value of all recurring revenue related to contracts in place at the end of the quarter. ARR should be viewed independently of revenue and deferred revenue, as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates and does not include revenue reported as professional services revenue in our consolidated statement of operations. We use ARR and believe it is useful to investors as a measure of the overall success of our business.
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
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt issuance costs and certain other items such as acquisition-related expenses, litigation-related expenses, impairment of long-lived assets, change in the fair value of derivative assets, restructuring expense and discrete tax items. Non-GAAP net income per basic and diluted share is calculated as non-GAAP net income divided by the weighted average shares used to compute net income per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
•Induced conversion expense. In conjunction with the third quarter of 2023 partial repurchase of our 2.25% convertible senior notes due 2025, we incurred a non-cash induced conversion expense of $53.9 million. We exclude induced conversion expense because this amount is not indicative of the performance of or trends in our business, and neither is comparable to the prior period nor predictive of future results.
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
We define adjusted EBITDA as net income before (1) interest income, (2) interest expense, (3) other (income) expense, net, (4) provision for income taxes, (5) depreciation expense, (6) amortization of intangible assets, (7) stock-based compensation expense, (8) acquisition-related expenses, and (9) restructuring expense. We believe that the use of adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three months ended March 31, 2025 and 2024 :

	Three Months Ended March 31,
	2025	2024
	(in thousands)
GAAP total gross profit	$150,773	$144,107
Stock-based compensation expense	2,264	2,671
Amortization of acquired intangible assets	4,423	4,317
Non-GAAP total gross profit	$157,460	$151,095

	Three Months Ended March 31,
	2025	2024
	(in thousands)
GAAP gross profit – product subscriptions	$149,567	$142,184
Stock-based compensation expense	1,731	2,298
Amortization of acquired intangible assets	4,423	4,317
Non-GAAP gross profit – product subscriptions	$155,721	$148,799

	Three Months Ended March 31,
	2025	2024
	(in thousands)
GAAP gross profit – professional services	$1,206	$1,923
Stock-based compensation expense	533	373
Non-GAAP gross profit – professional services	$1,739	$2,296
The following table reconciles GAAP income from operations to non-GAAP income from operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
GAAP (loss) income from operations	$(101)	$9,716
Stock-based compensation expense	27,151	25,745
Amortization of acquired intangible assets	5,120	5,014
Acquisition-related expenses(1)	183	—
Restructuring expense(2)	—	(190)
Non-GAAP income from operations	$32,353	$40,285

(1) For the three months ended March 31, 2025, acquisition-related expenses included $0.2 million of accretion expense related to contingent consideration recorded in connection with our July 2024 acquisition of Noetic.

(2 For the three months ended March 31, 2024, restructuring expense was recorded within general and administrative expense in our consolidated statement of operations.

The following table reconciles GAAP net income to non-GAAP net income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share data)
GAAP net income	$2,105	$1,406
Stock-based compensation expense	27,151	25,745
Amortization of acquired intangible assets	5,120	5,014
Acquisition-related expenses	183	—
Amortization of debt issuance costs	1,019	1,053
Restructuring expense	—	(190)
Discrete tax items	—	6,360
Non-GAAP net income	$35,578	$39,388
Interest expense of convertible senior notes (1)	1,571	1,571
Numerator for non-GAAP earnings per share calculation	$37,149	$40,959

Weighted average shares used in GAAP earnings per share calculation, basic	63,835,945	61,907,898
Dilutive effect of convertible senior notes (1)	11,183,611	11,183,611
Dilutive effect of employee equity incentive plans (2)	388,471	930,195
Weighted average shares used in non-GAAP earnings per share calculation, diluted	75,408,027	74,021,704

Non-GAAP net income per share:
Basic	$0.56	$0.64
Diluted	$0.49	$0.55

(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. On an if converted basis, for the three months ended March 31, 2025 and 2024, the 2029 Notes, 2027 Notes and 2025 Notes were dilutive.

(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net income to adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
GAAP net income	$2,105	$1,406
Interest income	(5,758)	(4,720)
Interest expense	2,654	2,670
Other (income) expense, net	(1,802)	1,435
Provision for income taxes	2,700	8,925
Depreciation expense	2,791	2,908
Amortization of intangible assets	8,874	8,440
Stock-based compensation expense	27,151	25,745
Acquisition-related expenses	183	—
Restructuring expense	—	(190)
Adjusted EBITDA	$38,898	$46,619

The following table reconciles net cash provided by operating activities to free cash flow for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$29,757	$31,070
Less: Purchases of property and equipment	(1,361)	(620)
Less: Capitalized internal-use software costs	(3,719)	(2,916)
Free cash flow	$24,677	$27,534
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
Provision for Income Taxes
Provision for income taxes consists of domestic and foreign taxes on income and withholding taxes. We maintain a substantially full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits. We determined as of March 31, 2025 that it was more likely than not that these deferred tax assets will not be realized. However, we may release some of these valuation allowances in future periods if objective negative evidence of cumulative losses is no longer present and positive evidence, such as projection of future growth, supports the realization of such deferred tax assets. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release.
Results of Operations

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	$203,935	$196,918
Professional services	6,318	8,183
Total revenue	210,253	205,101
Cost of revenue:(1)
Product subscriptions	54,368	54,734
Professional services	5,112	6,260
Total cost of revenue	59,480	60,994
Operating expenses:(1)
Research and development	47,888	41,368
Sales and marketing	79,400	73,095
General and administrative	23,586	19,928
Total operating expenses	150,874	134,391
Income (loss) from operations	(101)	9,716
Interest income	5,758	4,720
Interest expense	(2,654)	(2,670)
Other (income) expense, net	1,802	(1,435)
Income before income taxes	4,805	10,331
Provision for income taxes	2,700	8,925
Net income	$2,105	$1,406
(1) Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,264	$2,671
Research and development	10,386	7,944
Sales and marketing	7,241	7,137
General and administrative	7,260	7,993
Total stock-based compensation expense	$27,151	$25,745

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$8,674	$8,300
Research and development	910	859
Sales and marketing	1,666	1,733
General and administrative	415	456
Total depreciation and amortization expense	$11,665	$11,348
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	97.0%	96.0%
Professional services	3.0	4.0
Total revenue	100.0	100.0
Cost of revenue:
Product subscriptions	25.9	26.7
Professional services	2.4	3.0
Total cost of revenue	28.3	29.7
Operating expenses:
Research and development	22.8	20.0
Sales and marketing	37.8	35.4
General and administrative	11.2	9.7
Total operating expenses	71.8	65.1
Income (loss) from operations	(0.1)	5.2
Interest income	2.7	2.3
Interest expense	(1.3)	(1.3)
Other income (expense), net	0.9	(0.7)
Income before income taxes	2.2	5.5
Provision for income taxes	1.3	4.4
Net income	0.9%	1.1%
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Revenue:
Product subscriptions	$203,935	$196,918	$7,017	3.6%
Professional services	6,318	8,183	(1,865)	(22.8)%
Total revenue	$210,253	$205,101	$5,152	2.5%
Total revenue increased by $5.2 million in the three months ended March 31, 2025 compared to the same period in 2024, due to an $8.1 million increase in revenue from existing customers, partially offset by a $2.9 million decrease in revenue from new customers. The $8.1 million increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.

The increase in total revenue in the three months ended March 31, 2025 compared to the same period in 2024 was comprised of $0.6 million generated from sales in North America and $4.6 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue:
Product subscriptions	$54,368	$54,734	$(366)	(0.7)%
Professional services	5,112	6,260	(1,148)	(18.3)%
Total cost of revenue	$59,480	$60,994	$(1,514)	(2.5)%
Gross margin %:
Products	73.3%	72.2%
Professional services	19.1%	23.5%
Total gross margin %	71.7%	70.3%
Total cost of revenue decreased by $1.5 million in the three months ended March 31, 2025 compared to the same period in 2024, due to a $2.1 million decrease in personnel costs, inclusive of a $2.5 million decrease due to a shift in the nature of certain roles and responsibilities between product delivery and sales support functions partially offset by a $0.4 million increase due to headcount, a $1.3 million decrease on third-party professional services consulting spend primarily driven by related decrease in professional services revenue, and a $0.9 million decrease in allocated overhead costs. These decreases were partially offset by a $1.6 million increase in cloud computing costs, a $0.3 million increase in amortization expense for capitalized internally-developed software, a $0.5 million increase in royalties and subscriptions and a $0.4 million increase in other expenses.
Total gross margin percentage increased for the three months ended March 31, 2025 compared to the same period in 2024, primarily due to an increase in products gross margin due to the decrease in personnel costs described above.
Operating Expenses
Research and Development Expense

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Research and development	$47,888	$41,368	$6,520	15.8%
% of revenue	22.8%	20.0%
Research and development expense increased by $6.5 million in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to a $4.3 million increase in personnel costs, inclusive of a $2.5 million increase in stock-based compensation expense resulting from an increase in headcount, a $0.9 million increase in third-party cloud infrastructure costs related to new product development, a $0.6 million increase in impairment of internally developed software and a $0.7 million increase in other expenses.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Sales and marketing	$79,400	$73,095	$6,305	8.6%
% of revenue	37.8%	35.4%
Sales and marketing expense increased by $6.3 million in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to a $1.6 million increase in personnel costs, inclusive of a $2.5 million increase driven by a shift in the nature of certain roles and responsibilities between product delivery and sales support functions partially offset by a $0.9 million decrease due to decreased headcount, a $2.3 million increase in commissions expense, a $1.2 million increase in office related expenses driven by higher costs related to corporate events and related activities, a $0.8 million increase in marketing and advertising expense and a $0.5 million increase in other expenses.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
General and administrative	$23,586	$19,928	$3,658	18.4%
% of revenue	11.2%	9.7%
General and administrative expense increased by $3.7 million in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to a $1.9 million increase in professional fees related to legal and corporate advisory services, a $1.3 million increase in operating expenses largely related to bad debt expense, a $0.3 million increase in expense related to office supplies and a $0.2 million increase in accretion expense related to acquisition-related contingent consideration.
Interest Income

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest income	$5,758	$4,720	$1,038	22.0%
% of revenue	2.7%	2.3%
Interest income increased by $1.0 million in the three months ended March 31, 2025 compared to the same period in 2024, primarily due to higher interest income as a result of an increase in cash and cash equivalents and investments as well as favorable market conditions.
Interest Expense

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Interest expense	$(2,654)	$(2,670)	$16	(0.6)%
% of revenue	(1.3)%	(1.3)%
Interest expense remained consistent in the three months ended March 31, 2025 compared to the same period in 2024.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Other income (expense), net	$1,802	$(1,435)	$3,237	(225.6)%
% of revenue	0.9%	(0.7)%
Other income, net increased by $3.2 million in the three months ended March 31, 2025 compared to the same period in 2024, due to favorable market conditions resulting in an increase to unrealized gains of $4.0 million primarily related to the British Pound Sterling partially offset by a change in realized loss of $0.8 million.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(dollars in thousands)
Provision for income taxes	$2,700	$8,925	$(6,225)	NM
% of revenue	1.3%	4.4%
Provision for income taxes decreased by $6.2 million in the three months ended March 31, 2025 compared to the same period in 2024 primarily due to $6.4 million of tax expense recorded in the prior period for an intercompany sale of intellectual property as part of post-acquisition strategy related to the acquisition of Minerva Lab Ltd., partially offset by an increase in domestic and international taxes in the current period.
Liquidity and Capital Resources
As of March 31, 2025, we had $291.5 million in cash and cash equivalents, $301.1 million in investments that have maturities ranging from one to eighteen months and an accumulated deficit of $1.0 billion. Our principal sources of liquidity are cash and cash equivalents, investments and cash flow provided by operating activities. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
We believe that our existing cash and cash equivalents, our investments and cash generated by operating activities will be sufficient to meet our operating and capital requirements for at least the next 12 months. Additionally, as noted in Note 10, Debt, in the Notes to our unaudited condensed consolidated financial statements, our credit facility matured on December 22, 2024. As of the date of filing this Form 10-Q, we intend to execute a credit facility which will enhance our liquidity and capital resources. As of March 31, 2025, we had $7.2 million of restricted cash recorded on our consolidated balance sheet as a component of prepaid expenses and other current assets associated with cash collateralized letters of credit with expirations within twelve months of the balance sheet date which relate to certain long-term office space leases. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, office facilities lease obligations, purchase commitments, including our cloud infrastructure services, potential future acquisitions of technology businesses and any election we make to redeem our convertible senior notes. Further, in January 2025, we entered into a cloud-services agreement with a cloud services provider that contains minimum spend commitments. The agreement provides for an annual commitment of $125.0 million per year over the next five years, with an additional $35.0 million obligation over the five-year period of the agreement, for an aggregate total commitment of $660.0 million. See Note 13, Commitments and Contingencies, in the Notes to our unaudited condensed consolidated financial statements for more information regarding this commitment.
Subsequent to the balance sheet date, on May 1, 2025, the Company paid $46.5 million to redeem the outstanding portion of the 2025 Notes, including the outstanding principal amount and accrued interest through the maturity date of the 2025 Notes.
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

Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$342,101	$214,130
Net cash provided by operating activities	29,757	31,070
Net cash used in investing activities	(79,213)	(41,694)
Net cash provided by financing activities	4,732	4,362
Effects of exchange rates on cash, cash equivalents and restricted cash	1,334	(1,493)
Cash, cash equivalents and restricted cash at end of period	$298,711	$206,375
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $29.8 million of cash and cash equivalents for the three months ended March 31, 2025, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net income of $2.1 million and a decrease in our net operating assets and liabilities of $11.0 million, offset by non-cash charges of $38.7 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a $20.3 million decrease in accrued expenses, a $12.9 million decrease in deferred revenue, a $2.0 million increase in prepaid expenses, a $2.2 million decrease in other liabilities and a $6.6 million decrease in accounts payable, which each had a negative impact on operating cash flow. These factors were offset by a $27.7 million decrease in accounts receivable and a $5.3 million decrease in deferred contract acquisition and fulfillment costs, which each had a positive impact on operating cash flow.
Operating activities provided $31.1 million of cash and cash equivalents for the three months ended March 31, 2024, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net income of $1.4 million and a decrease in our net operating assets and liabilities of $10.1 million, offset by non-cash charges of $39.8 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a decrease in deferred revenue and the timing of payments of operating expenses, including payout of annual bonuses and year-end commissions and other compensation costs and accounts payable, partially offset by a decrease in accounts receivable due to an increase in cash collections from our customers.
Investing Activities
Investing activities used $79.2 million of cash for the three months ended March 31, 2025, consisting of $75.5 million in purchases of investments, net of sales/maturities, $3.7 million for capitalization of internal-use software costs, and $1.4 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by $1.3 million in proceeds from other investments.
Investing activities used $41.7 million of cash for the three months ended March 31, 2024, consisting of $38.2 million in purchases of investments, net of sales/maturities, $2.9 million for capitalization of internal-use software costs and $0.6 million in capital expenditures to purchase computer equipment and leasehold improvements.
Financing Activities
Financing activities provided $4.7 million for the three months ended March 31, 2025, which consisted primarily of $4.4 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.6 million in proceeds from the exercise of stock options, partially offset by $1.3 million in withholding taxes paid for the net share settlement of equity awards.

Financing activities provided $4.4 million of cash for the three months ended March 31, 2024, which consisted primarily of $5.0 million in proceeds from the issuance of common stock purchased by employees under the ESPP and $1.1 million in proceeds from the exercise of stock options, partially offset by $1.7 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
As of March 31, 2025, there were no additional material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 (the “Annual Report”) other than the cloud services agreement discussed in Note 14, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements.
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
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of March 31, 2025 would not have been material to our financial condition or results of operations.
We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of March 31, 2025, we had cash and cash equivalents of $291.5 million consisting of bank deposits and money market funds and investments of $301.1 million consisting of U.S. government agencies. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of March 31, 2025, the fair values of our 2025 Notes, 2027 Notes and 2029 Notes were $45.7 million, $548.6 million and $257.1 million, respectively.
As of March 31, 2025, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of March 31, 2025, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II
OTHER INFORMATION
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part 1, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025 (the “Annual Report”). Our operations and financial results are subject to various risks and uncertainties that, if they materialize, could adversely affect our business, financial condition and results of operations. In that event, the trading price of our common stock could decline. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
None.
(b) Use of Proceeds from Initial Public Offering of Common Stock
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2025, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.
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

10.1+
Amendment No. 1 to the Rapid7, Inc. 2015 Equity Incentive Plan, as amended. (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed on February 28, 2025).

10.2+
Letter Agreement, dated as of February 17, 2025, by and between Rapid7, Inc. and Christina Luconi. (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed on February 28, 2025).

10.3
Cooperation Agreement, by and between Rapid7, Inc. and JANA Partners Management, LP, dated March 21, 2025. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on March 24, 2025).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID7, INC.

Date: May 12, 2025	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer

Date: May 12, 2025	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer