Form 10-Q
period 2025-06-30
Rapid7, Inc.
filed 2025-08-08
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 1, 2025, there were 64,745,948 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RAPID7, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$261,327	$334,686
Short-term investments	250,410	187,025
Accounts receivable, net of allowance for credit losses of $2,738 and $1,833 at June 30, 2025 and December 31, 2024, respectively	150,683	168,242
Deferred contract acquisition and fulfillment costs, current portion	49,292	52,134
Prepaid expenses and other current assets	42,805	44,024
Total current assets	754,517	786,111
Long-term investments	88,012	37,274
Property and equipment, net	29,639	32,245
Operating lease right-of-use assets	43,654	48,877
Deferred contract acquisition and fulfillment costs, non-current portion	66,714	73,672
Goodwill	575,268	575,268
Intangible assets, net	74,981	85,719
Other assets	15,955	12,868
Total assets	$1,648,740	$1,652,034
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,943	$18,908
Accrued expenses and other current liabilities	78,125	88,802
Convertible senior notes, current portion, net	—	45,895
Operating lease liabilities, current portion	15,185	15,493
Deferred revenue, current portion	446,688	461,118
Total current liabilities	555,941	630,216
Convertible senior notes non-current portion, net	890,277	888,356
Operating lease liabilities, non-current portion	62,187	68,430
Deferred revenue, non-current portion	29,183	27,078
Other long-term liabilities	20,705	20,243
Total liabilities	$1,558,293	$1,634,323
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	$—	$—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 65,277,744 and 64,067,220 shares issued at June 30, 2025 and December 31, 2024, respectively; 64,707,489 and 63,496,965 shares outstanding at June 30, 2025 and December 31, 2024, respectively	646	635
Treasury stock, at cost, 570,255 shares at June 30, 2025 and December 31, 2024	(4,765)	(4,765)
Additional paid-in-capital	1,068,643	1,011,080
Accumulated other comprehensive income (loss)	3,514	(1,205)
Accumulated deficit	(977,591)	(988,034)
Total stockholders’ equity	90,447	17,711
Total liabilities and stockholders’ equity	$1,648,740	$1,652,034
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Product subscriptions	208,097	200,067	$412,032	$396,985
Professional services	6,096	7,924	12,414	16,107
Total revenue	214,193	207,991	424,446	413,092
Cost of revenue:
Product subscriptions	57,236	55,107	111,604	109,841
Professional services	5,823	5,885	10,935	12,145
Total cost of revenue	63,059	60,992	122,539	121,986
Total gross profit	151,134	146,999	301,907	291,106
Operating expenses:
Research and development	47,227	40,448	95,115	81,816
Sales and marketing	79,247	78,126	158,647	151,221
General and administrative	21,166	23,202	44,752	43,130
Total operating expenses	147,640	141,776	298,514	276,167
Income from operations	3,494	5,223	3,393	14,939
Other income (expense), net:
Interest income	5,514	5,221	11,272	9,941
Interest expense	(2,627)	(2,673)	(5,281)	(5,343)
Other income (expense), net	3,957	(695)	5,759	(2,130)
Income before income taxes	10,338	7,076	15,143	17,407
Provision for income taxes	2,000	538	4,700	9,463
Net income	$8,338	$6,538	$10,443	$7,944
Net income per share, basic	$0.13	$0.10	$0.16	$0.13
Net income per share, diluted	$0.13	$0.09	$0.16	$0.11
Weighted-average common shares outstanding, basic	64,441,000	62,496,289	64,140,087	62,201,182
Weighted-average common shares outstanding, diluted	64,696,992	74,250,360	64,462,318	74,135,121
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$8,338	$6,538	$10,443	$7,944
Other comprehensive income (loss):
Change in fair value of cash flow hedges	2,800	(329)	4,615	(958)
Adjustment for net losses (gains) realized on cash flow hedges and included in net income, net of taxes	471	(92)	146	(473)
Total change in unrealized gains (losses) on cash flow hedges	3,271	(421)	4,761	(1,431)
Change in unrealized losses on investments	(176)	(209)	(42)	(764)
Total other comprehensive income (loss)	3,095	(630)	4,719	(2,195)
Comprehensive income	$11,433	$5,908	$15,162	$5,749
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
Three Months Ended June 30, 2025 and 2024
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	64,182	$642	571	$(4,765)	$1,042,355	$419	$(985,929)	$52,722
Stock-based compensation expense	—	—	—	—	26,134	—	—	26,134
Vesting of restricted stock units	518	5	—	—	(5)	—	—	—
Shares withheld for employee taxes	(25)	(1)	—	—	(596)	—	—	(597)
Issuance of common stock from aquisition	32	—	—	—	755	—	—	755
Other comprehensive gain	—	—	—	—	—	3,095	—	3,095
Net income	—	—	—	—	—	—	8,338	8,338
Balance, June 30, 2025	64,707	$646	571	$(4,765)	$1,068,643	$3,514	$(977,591)	$90,447

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	62,269	$623	570	$(4,765)	$930,126	$(221)	$(1,012,154)	$(86,391)
Stock-based compensation expense	—	—	—	—	29,066	—	—	29,066
Vesting of restricted stock units	457	5	—	—	(5)	—	—	—
Shares withheld for employee taxes	(33)	—	—	—	(1,326)	—	—	(1,326)
Issuance of common stock upon exercise of stock options	9	—	—	—	135	—	—	135
Other comprehensive loss	—	—	—	—	—	(630)	—	(630)
Net income	—	—	—	—	—	—	6,538	6,538
Balance, June 30, 2024	62,702	$628	570	$(4,765)	$957,996	$(851)	$(1,005,616)	$(52,608)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
Six Months Ended June 30, 2025 and 2024
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	63,497	$635	571	$(4,765)	$1,011,080	$(1,205)	$(988,034)	$17,711
Stock-based compensation expense	—	—	—	—	51,907	—	—	51,907
Issuance of common stock under employee stock purchase plan	187	2	—	—	4,444	—	—	4,446
Vesting of restricted stock units	874	9	—	—	(9)	—	—	—
Shares withheld for employee taxes	(62)	(1)	—	—	(1,899)	—	—	(1,900)
Vesting of equity awards previously classified as liabilities	22	—	—	—	777	—	—	777
Issuance of common stock upon exercise of stock options	157	1	—	—	1,588	—	—	1,589
Issuance of common stock from acquisition	32	—	—	—	755	—	—	755
Other comprehensive gain	—	—	—	—	—	4,719	—	4,719
Net income	—	—	—	—	—	—	10,443	10,443
Balance, June 30, 2025	64,707	$646	571	$(4,765)	$1,068,643	$3,514	$(977,591)	$90,447

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	61,714	$617	570	$(4,765)	$898,185	$1,344	$(1,013,560)	$(118,179)
Stock-based compensation expense	—	—	—	—	54,811	—	—	54,811
Issuance of common stock under employee stock purchase plan	121	2	—	—	5,044	—	—	5,046
Vesting of restricted stock units	782	8	—	—	(8)	—	—	—
Shares withheld for employee taxes	(62)	—	—	—	(3,090)	—	—	(3,090)
Vesting of equity awards previously classified as liabilities	27	—	—	—	1,652	—	—	1,652
Issuance of common stock upon exercise of stock options	120	1	—	—	1,402	—	—	1,403
Other comprehensive loss	—	—	—	—	—	(2,195)	—	(2,195)
Net income	—	—	—	—	—	—	7,944	7,944
Balance, June 30, 2024	62,702	$628	570	$(4,765)	$957,996	$(851)	$(1,005,616)	$(52,608)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$10,443	$7,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,055	22,219
Amortization of debt issuance costs	2,018	2,108
Stock-based compensation expense	54,732	54,811
Deferred income taxes	—	1,840
Other	(4,694)	(1,352)
Changes in assets and liabilities:
Accounts receivable	17,492	19,990
Deferred contract acquisition and fulfillment costs	9,800	(1,964)
Prepaid expenses and other assets	(5,798)	430
Accounts payable	(2,959)	(3,021)
Accrued expenses	(13,236)	(18,391)
Deferred revenue	(12,325)	(23,346)
Other liabilities	(1,229)	2,660
Net cash provided by operating activities	77,299	63,928
Cash flows from investing activities:
Purchases of property and equipment	(2,309)	(900)
Capitalization of internal-use software	(8,033)	(6,289)
Purchases of investments	(232,016)	(157,967)
Sales and maturities of investments	120,500	130,001
Other investing activities	1,328	360
Net cash used in investing activities	(120,530)	(34,795)
Cash flows from financing activities:
Payment of debt issuance costs	(1,290)	—
Payments for maturity of convertible senior notes	(45,992)	—
Taxes paid related to net share settlement of equity awards	(1,898)	(3,089)
Proceeds from employee stock purchase plan	4,446	5,046
Proceeds from stock option exercises	1,589	1,404
Issuance of common stock from acquisition	755	—
Net cash (used in) provided by financing activities	(42,390)	3,361
Effect of exchange rate changes on cash ,cash equivalents and restricted cash	4,847	(2,076)
Net (decrease) increase in cash, cash equivalents and restricted cash	(80,774)	30,418
Cash, cash equivalents and restricted cash, beginning of period	342,101	214,130
Cash, cash equivalents and restricted cash, end of period	$261,327	$244,548
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	$2,970	$3,215
Cash paid for income taxes, net of refund	5,712	5,505
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$261,327	$236,975
Restricted cash included in other assets	—	7,573
Total cash, cash equivalents and restricted cash	$261,327	$244,548
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
The condensed consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to the significant accounting policies during the six-month period ended June 30, 2025.

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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended June 30, 2025 and 2024, we recognized revenue of $187.3 million and $179.0 million, respectively, and for the six months ended June 30, 2025 and 2024, we recognized $321.8 million and $310.8 million, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of June 30, 2025 and December 31, 2024, unbilled receivables of $2.2 million and $2.5 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of June 30, 2025 and December 31, 2024, we had no contract assets recorded on our unaudited condensed consolidated balance sheet.
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2025. The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
	(in thousands)
Product subscriptions	$578,500	$279,032
Professional services	15,786	4,164
Total	$594,286	$283,196
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
Subject to the terms of the merger agreement, we are required to pay consideration of up to $20.0 million to Noetic shareholders based on the achievement of certain performance targets (the “Earnout Consideration”), measured annually upon the first, second and third anniversaries of the closing date of the transaction (the “Earnout Period”). If all performance targets are achieved, approximately $13.1 million of Earnout Consideration will be paid in cash, and the remaining $6.9 million of Earnout Consideration will be issued to certain employees in the form of shares of our common stock subject to continued employment requirements over the Earnout Period. The approximate $6.9 million of the Earnout Consideration that is subject to continued employment will be recognized as stock-based compensation expense over the required employment period. The fair value of the portion of the Earnout Consideration that is not subject to continued employment is included as part of purchase consideration at the date of the acquisition. As of July 3, 2024, we determined the fair value of the contingent purchase consideration to be $12.1 million. The fair value of the contingent purchase consideration will be reassessed each reporting period and any required adjustment will be recorded to general and administrative expense. As of June 30, 2025, the fair value of the contingent purchase consideration was $12.8 million of which $7.1 million was recorded within accrued expenses and other current liabilities and $5.7 million was recorded within other liabilities in our unaudited condensed consolidated balance sheet. For the three and six months ended June 30, 2025, we recorded approximately $0.2 million and $0.4 million of accretion expense related to the contingent purchase consideration to general and administrative expense.
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
In June 2025, the Company issued 31,911 shares of common stock as the first installment of common stock issued to the two key Noetic employees.

The number of shares to be issued at each issuance date for both the Earnout Consideration and the Key Employee Consideration will be determined by dividing the aggregate value by the fair market value of our common stock on the issuance date, and therefore will be liability-classified until the final issuance dates. In the three and six months ended June 30, 2025, we recognized stock-based compensation expense related to such shares in the amount of $1.0 million and $2.1 million.

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
Our revenue and net loss attributable to the Noetic business for the six months ended June 30, 2025 were not material.

Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$338,351	$205	$(134)	$338,422
Total assets	$338,351	$205	$(134)	$338,422

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Description:
U.S government agencies	$224,187	$328	$(216)	$224,299
Total	$224,187	$328	$(216)	$224,299
As of June 30, 2025 and December 31, 2024, our available-for-sale investments had maturities ranging from 1 to 18 and from 1 to 17 months, respectively.
For all of our investments for which the amortized cost basis was greater than the fair value at June 30, 2025 and December 31, 2024, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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

The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
U.S. government agencies	$338,422	$—	$—	$338,422
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	3,442	—	3,442
Total assets	$338,422	$3,442	$—	$341,864
Liabilities:
Contingent consideration (other current liabilities and other long-term liabilities)	—	—	12,789	12,789
Total liabilities	$—	$—	$12,789	$12,789

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Description:
Assets:
U.S. government agencies	$224,299	$—	$—	$224,299
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	96	—	96
Total assets	$224,299	$96	$—	$224,395
Liabilities:
Contingent consideration (other current liabilities and other long-term liabilities)	$—	$—	$12,422	$12,422
Foreign currency forward contracts designated as cash flow hedges (other current liabilities)	—	1,415	—	1,415
Total liabilities	$—	$1,415	$12,422	$13,837
Cash and cash equivalents are excluded from the table above as carrying amounts reported in our unaudited condensed consolidated balance sheet equal or approximate fair value. As of June 30, 2025, the fair value of our 0.25% and 1.25% convertible senior notes due 2027 and 2029, as further described in Note 10, Debt, was $556.5 million and $265.1 million, respectively, based upon quoted market prices. We consider the fair value of the Notes (as defined in Note 10, Debt) to be a Level 2 measurement due to limited trading activity of the Notes. As of June 30, 2025, the fair value of our contingent consideration, as further described in Note 3, Business Combinations, was $12.8 million and is classified as a Level 3 measurement based on inputs not observable in the market.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Computer equipment and software	$29,733	$28,789
Furniture and fixtures	11,168	10,960
Leasehold improvements	58,318	57,051
Total	99,219	96,800
Less accumulated depreciation	(69,580)	(64,555)
Property and equipment, net	$29,639	$32,245
We recorded depreciation expense of $2.3 million and $2.8 million for the three months ended June 30, 2025 and 2024, respectively, and $5.1 million and $5.7 million for the six months ended June 30, 2025 and 2024, respectively.
Note 7. Goodwill and Intangibles
Goodwill was $575.3 million as of June 30, 2025 and December 31, 2024.
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs:

	Weighted- Average Estimated Useful Life (years)	As of June 30, 2025			As of December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(in thousands)
Intangible assets subject to amortization:
Developed technology	6.3	$146,855	$(103,039)	$43,816	$146,855	$(94,193)	$52,662
Customer relationships	4.3	12,000	(11,667)	333	12,000	(10,363)	1,637
Trade names	5.0	2,619	(2,619)	—	2,619	(2,559)	60
Total acquired intangible assets		$161,474	$(117,325)	$44,149	$161,474	$(107,115)	$54,359
Internal-use software	3.0	76,057	(45,225)	30,832	68,878	(37,518)	31,360
Total intangible assets		$237,531	$(162,550)	$74,981	$230,352	$(144,633)	$85,719
Intangible assets are expensed on a straight-line basis over the useful life of the asset. Amortization expense was $9.0 million and $8.1 million for the three months ended June 30, 2025 and 2024, respectively, and $17.9 million and $16.5 million for the six months ended June 30, 2025 and 2024, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of June 30, 2025 was as follows (in thousands):

2025 (for the remaining six months)	$16,369
2026	25,217
2027	12,826
2028	3,831
2029	3,243
2030 and thereafter	4,409
Total	$65,895
The table above excludes the impact of $9.1 million of capitalized internal-use software costs for projects that have not been completed as of June 30, 2025, and therefore, all the costs associated with these projects have not been incurred.

Note 8. Deferred Contract Acquisitions and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs, which primarily consist of capitalized sales commissions, for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Beginning balance	125,806	121,609
Capitalization of contract acquisition and fulfillment costs	19,397	27,466
Amortization of deferred contract acquisition and fulfillment costs	(29,197)	(25,502)
Ending balance	116,006	123,573

Note 9. Derivative and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of eighteen months or less, and as of June 30, 2025 and December 31, 2024, outstanding forward contracts had a total notional value of $57.8 million and $50.4 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three and six months ended June 30, 2025 and 2024, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
As of June 30, 2025, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders.
The holders may convert the 2027 Notes and the 2029 Notes at any time on or after December 15, 2026 and December 15, 2028, respectively, until the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the circumstances set forth above. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election, in the manner and subject to the terms and conditions provided in the Indentures.
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
The net carrying amount of the Notes as of June 30, 2025 and December 31, 2024 was as follows (in thousands):

	2025 Notes			2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2024	$45,992	$(97)	$45,895	$600,000	$(5,564)	$594,436	$300,000	$(6,080)	$293,920
Amortization of debt issuance costs	—	97	97	—	1,241	1,241	—	680	680
Principal payment upon maturity	(45,992)	—	(45,992)	—	—	—	—	—	—
Balance at June 30, 2025	$—	$—	$—	$600,000	$(4,323)	$595,677	$300,000	$(5,400)	$294,600
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,
	2025				2024
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$86	$375	$938	$1,399	$259	$375	$937	$1,571
Amortization of debt issuance costs	24	627	348	999	73	624	311	1,008
Total interest expense	$110	$1,002	$1,286	$2,398	$332	$999	$1,248	$2,579

	Six Months Ended June 30,
	2025				2024
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$345	$750	$1,875	$2,970	$518	$750	$1,874	$3,142
Amortization of debt issuance costs	97	1,241	680	2,018	149	1,247	622	2,018
Total interest expense	$442	$1,991	$2,555	$4,988	$667	$1,997	$2,496	$5,160
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
Credit Agreement
On June 25, 2025 (the "Closing Date"), the Company entered into a credit agreement (the "Credit Agreement"), by and among the Company, Rapid7 LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, that provides for a $200.0 million revolving credit facility with a letter of credit sublimit of $20.0 million. The Credit Agreement allows for incremental facilities up to the greater of $141 million or 75% of Consolidated EBITDA (as defined in the Credit Agreement). Additional incremental facilities may be incurred, subject to certain conditions. We incurred fees of $1.6 million in connection with entering into the Credit Agreement. The fees are recorded in other current and non-current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. Under the terms of the Credit Agreement, we are required to pay a commitment fee on the unused portion of the credit facility. The commitment fee rate is determined by the total net leverage ratio of the Company and its subsidiaries, ranging from 0.20% to 0.25% per annum on the unused portion of the credit facility. The commitment fee is expensed as incurred and included within interest expense on the condensed consolidated statement of operations. The Credit Agreement matures on the fifth anniversary of the Closing Date or, if certain specified liquidity conditions are not satisfied, 91 days prior to the earliest maturity date of either the 2027 or the 2029 Notes. The Credit Agreement also contains certain affirmative and negative covenants, including a requirement to maintain a minimum interest coverage ratio for the duration of the Credit Agreement and a maximum net leverage ratio.

The borrowings under the Credit Agreement bear interest at a variable annual rate based on either the Secured Overnight Financing Rate (SOFR) subject to a floor of zero or alternate base rate plus, in each case, a fixed margin, which varies depending on the Company’s net leverage ratio. As of June 30, 2025, we did not have any outstanding borrowings under the Credit Agreement.

As of June 30, 2025, we had a total of $6.0 million in letters of credit outstanding as collateral for certain office space leases which reduce the amount of borrowing availability under our Credit Agreement.

Note 11. Stock-Based Compensation
(a) General
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options and purchase rights issued under our employee stock purchase plan was classified in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,580	$3,270	$4,844	$5,941
Research and development	10,250	8,989	20,636	16,933
Sales and marketing	7,451	7,843	14,692	14,980
General and administrative	7,300	8,964	14,560	16,957
Total stock-based compensation expense	$27,581	$29,066	$54,732	$54,811
We recognize compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally three to four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2025 and 2024 bonus plans, including permitting our executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During each of the three months ended June 30, 2025 and 2024, we recognized stock-based compensation expense related to such bonuses in the amount of $0.4 million and $0.4 million, respectively, and during the six months ended June 30, 2025 and 2024, we recognized stock-based compensation expense in the amount of $0.7 million and $0.5 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of June 30, 2025 and 2024. For employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b) Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the six months ended June 30, 2025 was as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2024	2,853,235	$57.25
Granted	2,409,816	$33.50
Vested	(897,008)	$55.64
Forfeited	(404,603)	$54.17
Unvested balance as of June 30, 2025	3,961,440	$43.45
As of June 30, 2025, the unrecognized compensation expense related to our unvested RSUs and PSUs was $91.6 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 1.15 years.
In January 2025, our Compensation Committee awarded 181,067 PSUs that required the achievement of net annualized recurring revenue (“Net ARR”) and Adjusted EBITDA targets for the 2025 fiscal-year to earn any payout. Net ARR is defined as the change in the annual value of all recurring revenue related to contracts in place at year end. In addition, the portion of the PSUs that are earned would be capped at a maximum of 200% of the target level payout and if certain net ARR or Adjusted EBITDA goals were not met, no PSUs will be earned. The PSUs have a performance period of one year and the earned PSUs will vest in three equal installments following each of the first, second and third anniversary of the vesting commencement date, subject to the participant’s continuous service as of each such date. In the three and six months ended June 30, 2025, we recorded $0.6 million and $1.1 million, respectively, of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.
(c)Stock Options
The following tables summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	582,638	$12.38		$16,225
Granted	—
Exercised	(157,317)	$10.10		$4,541
Forfeited/cancelled	(200)	$10.88		$—
Outstanding as of June 30, 2025	425,121	$13.23	1.1	$4,215
Vested and exercisable as of June 30, 2025	425,121	$13.23	1.1	$4,215
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

Note 12. Income Taxes

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective Tax Rate	19.3%	7.6%	31.0%	54.4%

The primary reconciling items between the Federal statutory tax rate of 21% and our overall effective rate for the three and six months ended June 30, 2025 were due to foreign taxes on our international operations, state income taxes, and the impact of valuation allowance on deferred tax assets.

The primary reconciling items between the Federal statutory tax rate of 21% and our overall effective rate for the three and six months ended June 30, 2024 were due to foreign taxes on our international operations, state income taxes, the impact of valuation allowance on deferred tax assets, and certain discrete items.

Note 13. Net Income per Share
The following table summarizes the computation of basic and diluted net income per share of our common stock for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
Numerator:
Net income used to calculate net income, basic	$8,338	$6,538	$10,443	$7,944

Denominator:
Weighted-average common shares outstanding, basic	64,441,000	62,496,289	64,140,087	62,201,182
Weighted-average effect of dilutive shares:
Dilutive effect of equity incentive plans	255,992	570,460	322,231	750,328
Dilutive effect of convertible senior notes	—	11,183,611	—	11,183,611
Weighted-average common shares outstanding, diluted	64,696,992	74,250,360	64,462,318	74,135,121

Net income per share, basic	$0.13	$0.10	$0.16	$0.13
Net income per share, diluted	$0.13	$0.09	$0.16	$0.11
We intend to settle any conversion of our 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income per share is considered using the if-converted method. For the three and six months ended June 30, 2025 and 2024, the shares underlying the Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive.
In connection with the issuance of the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into the 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
As of June 30, 2025, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. As of June 30, 2024, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our unaudited condensed consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	—	595,498	—	595,498
Unvested restricted stock units	—	3,644,982	—	3,644,982
Common stock issued in conjunction to acquisitions	342,962	36,923	338,527	36,923
Shares to be issued under ESPP	129,195	85,855	129,195	85,855
Convertible senior notes	10,429,891	11,183,611	10,429,891	11,183,611
Total	10,902,048	15,546,869	10,897,613	15,546,869
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
(d) Income Taxes
From time to time, we may receive income tax assessments from taxing authorities asserting additional tax liabilities owed by the Company. During the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority (“ITA”) of approximately 324 million Israeli New Shekels (approximately $88 million, based upon current exchange rates between the Israeli New Shekel and the US Dollar) related to fiscal year 2021. Based on our interpretation of the regulations and available case law, we believe that the tax positions we have taken on our filed tax return in Israel are sustainable and we intend to defend our position through all available means. As such, we have not recorded any impact of the ITA assessment in our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2025. We are continuing to monitor developments related to this matter and its impact on our existing income tax reserves for all open years. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected.
Note 15. Segment Information and Information about Geographic Areas
We operate in a single reportable operating segment, providing product subscriptions and professional services to our customers. The operating segment’s accounting policies are consistent with those described in Note 1, Summary of Significant Accounting Policies. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. One of the measures of profit or loss that is used by our CODM to assess performance and allocate resources is consolidated net income, as reported in the condensed consolidated statements of operations. Consolidated net income is used by our CODM in monitoring actual versus budgeted results as well as in benchmarking against our competitors, which are used in assessing performance of the segment.

The following table includes segment revenue, segment profit or loss, significant segment expenses and other segment expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total revenue	$214,193	$207,991	$424,446	$413,092
Adjusted total cost of revenue[1]	56,056	53,710	108,849	107,716
Adjusted research and development[1]	36,977	31,459	74,479	64,883
Adjusted sales and marketing[1]	71,144	69,631	142,651	134,937
Adjusted general and administrative[1]	13,668	13,915	29,766	25,805
Other segment expense, net[2]	28,010	32,738	58,258	71,807
Net income	$8,338	$6,538	$10,443	$7,944
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
2 Other segment expenses include stock-based compensation expense, amortization of acquired intangible assets, acquisition-related expenses, restructuring expense, interest income, interest expense, other income (expense) and provision for income taxes. See the unaudited condensed consolidated financial statements for other financial information regarding our operating segment.
Net revenues by geographic area presented based upon the location of the customer are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
United States	$153,207	$152,204	$303,757	$302,449
Rest of world	60,986	55,787	120,689	110,643
Total	$214,193	$207,991	$424,446	$413,092

Property and equipment, net by geographic area was as follows:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
United States	$20,517	$22,613
Rest of World	9,122	9,632
Total	$29,639	$32,245

Note 16. Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain RSUs and PSUs granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024.
In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the related impact was not material to results of operations or financial position for any historical annual or interim period. As a result, we have corrected the errors by adjusting prior period financial statements as of and for the three and six months ended June 30, 2024. Refer to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for detailed tables showing the effect of the immaterial error corrections to certain line items of our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim period ended June 30, 2024.
Note 17. Subsequent Events
On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act ("OBBBA"). The OBBBA changes the current tax law related to both corporate income taxes and deferred tax assets and liabilities, which the Company currently accounts for under ASC 740, Income taxes ("ASC 740"). The income tax effects of a change in tax law on current taxes related to current year ordinary income and changes to deferred taxes arising subsequent to the date of enactment are included in the annual effective tax rate, beginning in the period of enactment. The Company is currently evaluating the impact of the OBBBA on its business, financial condition, and results of operations under ASC 740.

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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of June 30, 2025, we had over 11,000 customers in 151 countries, including 40% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three and six months ended June 30, 2025 or 2024.
Recent Developments
Credit Agreement
On June 25, 2025 (the "Closing Date"), we entered into a credit agreement (the "Credit Agreement"), by and among the Company, Rapid7 LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, that provides for a $200.0 million revolving credit facility with a letter of credit sublimit of $20.0 million. The Credit Agreement allows for incremental facilities up to the greater of $141 million or 75% of Consolidated EBITDA (as defined in the Credit Agreement). Additional incremental facilities may be incurred, subject to certain conditions. We incurred fees of $1.6 million in connection with entering into the Credit Agreement. The fees are recorded as other current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. Under the terms of the Credit Agreement, we are required to pay a commitment fee on the unused portion of the credit facility. The commitment fee rate is determined by the total net leverage ratio of the Company and its subsidiaries, ranging from 0.20% to 0.25% per annum on the unused portion of the credit facility. The commitment fee is expensed as incurred and included within interest expense on the consolidated statement of operations. The Credit Agreement matures on the fifth-anniversary of the Closing Date or, if certain specified liquidity conditions are note satisfied, 91 days prior to the earliest maturity date of either the 2027 or the 2029 Notes. The Credit Agreement also contains certain affirmative and negative covenants, including a requirement to maintain a minimum interest coverage ratio for the duration of the Credit Agreement and a maximum net leverage ratio.
The borrowings under the Credit Agreement bear interest at a variable annual rate based on either the Secured Overnight Financing Rate (SOFR) subject to a floor of zero or alternate base rate plus, in each case, a fixed margin, which varies depending on the Company’s net leverage ratio. As of June 30, 2025, we did not have any outstanding borrowings under the Credit Agreement.

As of June 30, 2025, we had a total of $6.0 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing availability under our Credit Agreement.

New U.S. Federal Tax Legislation
On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act ("OBBBA"). The OBBBA changes the current tax law related to both corporate income taxes and deferred tax assets and liabilities, which we currently accounts for under ASC 740, Income taxes ("ASC 740"). The income tax effects of a change in tax law on current taxes related to current year ordinary income and changes to deferred taxes arising subsequent to the date of enactment are included in the annual effective tax rate, beginning in the period of enactment. We are currently evaluating the impact of the OBBBA on its business, financial condition, and results of operations under ASC 740.
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
For the three and six months ended June 30, 2025 and 2024, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 97%, and 96%, respectively, of total revenue.
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
Provision for Income Taxes
Provision for income taxes consists of domestic and foreign taxes on income and withholding taxes. We maintain a substantially full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits. We determined as of June 30, 2025 that it was more likely than not that these deferred tax assets will not be realized. However, we may release some of these valuation allowances in future periods if objective negative evidence of cumulative losses is no longer present and positive evidence, such as projection of future growth, supports the realization of such deferred tax assets. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	$208,097	$200,067	$412,032	$396,985
Professional services	6,096	7,924	12,414	16,107
Total revenue	214,193	207,991	424,446	413,092
Cost of revenue:(1)
Product subscriptions	57,236	55,107	111,604	109,841
Professional services	5,823	5,885	10,935	12,145
Total cost of revenue	63,059	60,992	122,539	121,986
Operating expenses:(1)
Research and development	47,227	40,448	95,115	81,816
Sales and marketing	79,247	78,126	158,647	151,221
General and administrative	21,166	23,202	44,752	43,130
Total operating expenses	147,640	141,776	298,514	276,167
Income from operations	3,494	5,223	3,393	14,939
Interest income	5,514	5,221	11,272	9,941
Interest expense	(2,627)	(2,673)	(5,281)	(5,343)
Other income (loss), net	3,957	(695)	5,759	(2,130)
Income before income taxes	10,338	7,076	15,143	17,407
Provision for income taxes	2,000	538	4,700	9,463
Net income	$8,338	$6,538	$10,443	$7,944
(1) Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,580	$3,270	$4,844	$5,941
Research and development	10,250	8,989	20,636	16,933
Sales and marketing	7,451	7,843	14,692	14,980
General and administrative	7,300	8,964	14,560	16,957
Total stock-based compensation expense	$27,581	$29,066	$54,732	$54,811

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$8,832	$7,926	$17,506	$16,226
Research and development	648	839	1,558	1,698
Sales and marketing	1,557	1,669	3,223	3,402
General and administrative	353	437	768	893
Total depreciation and amortization expense	$11,390	$10,871	$23,055	$22,219

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	97.2%	96.2%	97.1%	96.1%
Professional services	2.8	3.8	2.9	3.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Product subscriptions	26.7	26.5	26.3	26.6
Professional services	2.7	2.8	2.6	2.9
Total cost of revenue	29.4	29.3	28.9	29.5
Operating expenses:
Research and development	22.0	19.4	22.4	19.8
Sales and marketing	37.0	37.6	37.4	36.6
General and administrative	9.9	11.2	10.5	10.4
Total operating expenses	68.9	68.2	70.3	66.8
Income from operations	1.6	2.5	0.8	3.7
Interest income	2.6	2.5	2.7	2.4
Interest expense	(1.2)	(1.3)	(1.2)	(1.3)
Other income (loss), net	1.8	(0.3)	1.4	(0.5)
Income before income taxes	4.8	3.4	3.7	4.3
Provision for income taxes	0.9	0.3	1.1	2.3
Net income	3.9%	3.1%	2.6%	2.0%
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Revenue:
Product subscriptions	$208,097	$200,067	$8,030	4.0%	$412,032	$396,985	$15,047	3.8%
Professional services	6,096	7,924	(1,828)	(23.1)%	12,414	16,107	(3,693)	(22.9)%
Total revenue	214,193	$207,991	$6,202	3.0%	$424,446	$413,092	$11,354	2.7%
Total revenue increased by $6.2 million in the three months ended June 30, 2025 compared to the same period in 2024, due to a $9.1 million increase in revenue from existing customers, partially offset by a $2.9 million decrease in revenue from new customers. Total revenue increased by $11.4 million in the six months ended June 30, 2025 compared to the same period in 2024, due to an $17.2 million increase in revenue from existing customers, partially offset by a $5.8 million decrease in revenue from new customers. The increase in revenue from existing customers was due to an increase in revenue from renewals, upsells and cross-sells as a result of the continued growth of our existing customer base. Revenue from new customers represents the revenue recognized from the customer's initial purchase.
The increase in total revenue in the three months ended June 30, 2025 compared to the same period in 2024 was comprised of $1.2 million generated from sales in North America and $4.9 million generated from sales from the rest of the world. The increase in total revenue in the six months ended June 30, 2025 compared to the same period in 2024 was comprised of $1.9 million generated from sales in North America and $9.4 million generated from sales from the rest of the world.

Cost of Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Cost of revenue:
Product subscriptions	$57,236	$55,107	$2,129	3.9%	$111,604	$109,841	$1,763	1.6%
Professional services	5,823	5,885	(62)	(1.1)%	10,935	12,145	(1,210)	(10.0)%
Total cost of revenue	63,059	$60,992	$2,067	3.4%	$122,539	$121,986	$553	0.5%
Gross margin %:
Products	72.5%	72.5%			72.9%	72.3%
Professional services	4.5%	25.7%			11.9%	24.6%
Total gross margin %	70.6%	70.7%			71.1%	70.5%
Total cost of revenue increased by $2.1 million in the three months ended June 30, 2025 compared to the same period in 2024, due to a $1.6 million increase in cloud computing costs, a $0.6 increase in amortization expense for capitalized internally-developed software, a $0.4 million increase in royalties and subscriptions and a $0.6 million increase in other expenses. These increases were partially offset by a $1.1 million decrease in personnel costs, inclusive of a $3.8 million decrease due to a shift in the nature of certain roles and responsibilities between product delivery and sales support functions which were partially offset by a $2.7 million increase due to an increase in headcount excluding the aforementioned shift in roles.
Total cost of revenue increased by $0.6 million in the six months ended June 30, 2025 compared to the same period in 2024, due to a $3.1 million increase in cloud computing costs, a $0.9 million increase in amortization expense for capitalized internally-developed software, a $0.9 million increase in royalties and subscriptions and a $0.8 million increase in other expenses. These increases were partially offset by a $3.2 million decrease in personnel costs, inclusive of a $6.0 million decrease due to a shift in the nature of certain roles and responsibilities between product delivery and sales support functions which were partially offset by a $2.8 million increase due to an increase in headcount excluding the aforementioned shift in roles, a $1.0 million decrease on third-party professional services consulting spend primarily driven by a related decrease in professional services revenue, and a $0.9 million decrease in allocated overhead costs.
Total gross margin percentage increased for the three and six months ended June 30, 2025 compared to the same period in 2024, primarily due to an increase in products gross margin due to the decrease in personnel costs described above.
Operating Expenses
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Research and development	$47,227	$40,448	$6,779	16.8%	$95,115	$81,816	$13,299	16.3%
% of revenue	22.0%	19.4%			22.4%	19.8%
Research and development expense increased by $6.8 million in the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a $4.7 million increase in personnel costs, inclusive of a $1.3 million increase in stock-based compensation expense resulting from an increase in headcount, a $1.3 million increase in third-party cloud infrastructure costs related to new product development and a $0.8 million increase in other expenses.
Research and development expense increased by $13.3 million in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to a $9.0 million increase in personnel costs, inclusive of a $3.7 million increase in stock-based compensation expense resulting from an increase in headcount, a $2.2 million increase in third-party cloud infrastructure costs related to new product development, a $0.8 million increase in allocated overhead costs and a $1.3 million increase in other expenses.

Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Sales and marketing	$79,247	$78,126	$1,121	1.4%	$158,647	$151,221	$7,426	4.9%
% of revenue	37.0%	37.6%			37.4%	36.6%
Sales and marketing expense increased by $1.1 million in the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a $0.7 million increase in personnel costs, inclusive of a $3.8 million increase driven by a shift in the nature of certain roles and responsibilities between product delivery and sales support functions partially offset by a $3.1 million decrease due to decreased headcount excluding the aforementioned shift in roles, a $0.7 million increase in allocated overhead expenses and a $0.4 million increase in commissions expense. These increases were partially offset by a $0.7 million decrease in other expenses.
Sales and marketing expense increased by $7.4 million in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to a $2.1 million increase in personnel costs, inclusive of a $6.0 million increase driven by a shift in the nature of certain roles and responsibilities between product delivery and sales support functions partially offset by a $3.9 million decrease due to decreased headcount excluding the aforementioned shift in roles, a $2.7 million increase in commissions expense, a $1.1 million increase in office related expenses driven by higher costs related to corporate events and related activities, a $0.7 million increase in marketing and advertising expense and a $0.7 million increase in other expenses.

General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
General and administrative	$21,166	$23,202	$(2,036)	(8.8)%	$44,752	$43,130	$1,622	3.8%
% of revenue	9.9%	11.2%			10.5%	10.4%
General and administrative expense decreased by $2.0 million in the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a $1.3 million decrease in charitable contributions and taxes, a $0.8 million decrease in personnel costs and a $0.5 million decrease in operating expenses largely related to bad debt expense. These decreases were partially offset by a $0.5 million increase in professional fees.
General and administrative expense increased by $1.6 million in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to a $2.3 million increase in professional fees related to accounting, legal and corporate advisory services and a $0.7 million increase in operating expenses largely related to bad debt expense. These increases were partially offset by a $1.0 million decrease related to charitable contributions and taxes and a $0.7 million decrease in personnel cost.
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Interest income	$5,514	$5,221	$293	5.6%	$11,272	$9,941	$1,331	13.4%
% of revenue	2.6%	2.5%			2.7%	2.4%
Interest income increased by $0.3 million in the three months ended June 30, 2025 compared to the same period in 2024, primarily due to higher interest income as a result of an increase in cash and cash equivalents and investments as well as favorable market conditions.

Interest income increased by $1.3 million in the six months ended June 30, 2025 compared to the same period in 2024, primarily due to higher interest income as a result of an increase in cash and cash equivalents and investments as well as favorable market conditions.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Interest expense	$(2,627)	$(2,673)	$46	(1.7)%	$(5,281)	$(5,343)	$62	(1.2)%
% of revenue	(1.2)%	(1.3)%			(1.2)%	(1.3)%
Interest expense remained consistent in the three and six months ended June 30, 2025 compared to the same period in 2024.
Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Other income (expense), net	$3,957	$(695)	$4,652	(669.4)%	$5,759	$(2,130)	$7,889	(370.4)%
% of revenue	1.8%	(0.3)%			1.4%	(0.5)%
Other income (expense), net increased by $7.9 million in the six months ended June 30, 2025 compared to the same period in 2024, due to favorable market conditions resulting in an increase in unrealized gains primarily related to the British Pound Sterling and recognition of realized gains during the period.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(dollars in thousands)
Provision for income taxes	$2,000	$538	$1,462	271.7%	$4,700	$9,463	$(4,763)	(50.3)%
% of revenue	0.9%	0.3%			1.1%	2.3%
Provision for income taxes increased by $1.5 million in the three months ended June 30, 2025 compared to the same period in 2024 primarily due to increased pre-tax earnings in the current period, resulting in an increase in domestic and international taxes.
Provision for income taxes decreased by $4.8 million in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to $6.4 million of tax expense recorded in the prior period for an intercompany sale of intellectual property as part of post-acquisition strategy related to the acquisition of Minerva Lab Ltd., partially offset by an increase in domestic and international taxes in the current period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Total revenue	$214,193	$207,991	$424,446	$413,092
Year-over-year growth	3.0%	9.2%	2.7%	10.6%
Non-GAAP income from operations	$36,348	$39,276	$68,701	$79,561
Non-GAAP operating margin	17.0%	18.9%	16.2%	19.3%
Free cash flow	$42,280	$29,205	$66,957	$56,739

	As of June 30,
	2025	2024
	(dollars in thousands)
Annualized recurring revenue (“ARR”)	$840,610	$815,630
Year-over-year growth	3.1%	8.6%
Number of customers	11,643	11,484
Year-over-year growth	1.4%	1.7%
ARR per customer	$72.2	$71.0
Year-over-year growth	1.7%	6.8%
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

Non-GAAP Financial Results
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we may provide investors with certain non-GAAP financial measures from time to time, including non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income, non-GAAP net income per share, adjusted EBITDA and free cash flow. The presentation of the non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We use these non-GAAP financial measures for financial and operational decision-making purposes and as a means to evaluate period-to-period comparisons, and use certain non-GAAP financial measures as performance measures under our executive bonus plan. We believe that these non-GAAP financial measures provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects and allow for greater transparency with respect to metrics used by our management in its financial and operational decision-making. While our non-GAAP financial measures are an important tool for financial and operational decision-making and for evaluating our own operating results over different periods of time, you should review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not rely on any single financial measure to evaluate our business.
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt issuance costs and certain other items such as acquisition-related expenses, non-ordinary course litigation-related expenses, impairment of long-lived assets, change in the fair value of derivative assets, restructuring expense and discrete tax items. Non-GAAP net income per basic and diluted share is calculated as non-GAAP net income divided by the weighted average shares used to compute net income per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
•Non-ordinary course litigation-related expenses. We exclude non-ordinary course litigation expense because we do not consider legal costs and settlement fees incurred in litigation and litigation-related matters of non-ordinary course lawsuits and other disputes to be indicative of our core operating performance. We do not adjust for ordinary course legal expenses, including legal costs and settlement fees resulting from maintaining and enforcing our intellectual property portfolio and license agreements.
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
We include all non-GAAP financial measures in the current year or any comparative year that will be included in the non-GAAP reconciliation during the current fiscal year annual Form 10-K. As such, not all non-GAAP financial measures listed above may be included in the current reporting period non-GAAP financial metrics presented with this Form 10-Q.
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

The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and six months ended June 30, 2025 and 2024 :

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
GAAP total gross profit	$151,134	$146,999	$301,907	$291,106
Stock-based compensation expense	2,580	3,270	4,844	5,941
Amortization of acquired intangible assets	4,423	4,012	8,846	8,329
Non-GAAP total gross profit	$158,137	$154,281	$315,597	$305,376

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
GAAP gross profit – product subscriptions	$150,861	$144,960	$300,428	$287,144
Stock-based compensation expense	2,054	2,802	3,785	5,100
Amortization of acquired intangible assets	4,423	4,012	8,846	8,329
Non-GAAP gross profit – product subscriptions	$157,338	$151,774	$313,059	$300,573

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
GAAP gross profit – professional services	$273	$2,039	$1,479	$3,962
Stock-based compensation expense	526	468	1,059	841
Non-GAAP gross profit – professional services	$799	$2,507	$2,538	$4,803
The following table reconciles GAAP income from operations to non-GAAP income from operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
GAAP income from operations	$3,494	$5,223	$3,393	$14,939
Stock-based compensation expense	27,581	29,066	54,732	54,811
Amortization of acquired intangible assets	5,090	4,709	10,210	9,723
Acquisition-related expenses(1)	183	278	366	278
Restructuring expense(2)	—	—	—	(190)
Non-GAAP income from operations	$36,348	$39,276	$68,701	$79,561

(1) For the three and six months ended June 30, 2025, acquisition-related expenses included $0.2 million and $0.4 million, respectively of accretion expense related to contingent consideration recorded in connection with our July 2024 acquisition of Noetic.

(2 For the three and six months ended June 30, 2024, restructuring expense was recorded within general and administrative expense in our consolidated statement of operations.

The following table reconciles GAAP net income to non-GAAP net income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
GAAP net income	$8,338	$6,538	$10,443	$7,944
Stock-based compensation expense	27,581	29,066	54,732	54,811
Amortization of acquired intangible assets	5,090	4,709	10,210	9,723
Acquisition-related expenses	183	278	366	278
Amortization of debt issuance costs	999	1,055	2,018	2,108
Restructuring expense	—	—	—	(190)
Discrete tax items	—	—	—	6,360
Non-GAAP net income	$42,191	$41,646	$77,769	$81,034
Interest expense of convertible senior notes (1)	1,399	1,571	2,625	3,142
Numerator for non-GAAP earnings per share calculation	$43,590	$43,217	$80,394	$84,176

Weighted average shares used in GAAP earnings per share calculation, basic	64,441,000	62,496,289	64,140,087	62,201,182
Dilutive effect of convertible senior notes (1)	10,686,653	11,183,611	10,429,891	11,183,611
Dilutive effect of employee equity incentive plans (2)	255,992	570,460	322,231	750,328
Weighted average shares used in non-GAAP earnings per share calculation, diluted	75,383,645	74,250,360	74,892,209	74,135,121

Non-GAAP net income per share:
Basic	$0.65	$0.67	$1.21	$1.30
Diluted	$0.58	$0.58	$1.07	$1.14

(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. On an if converted basis, for the three and six months ended June 30, 2025 and 2024, the 2029 Notes, 2027 Notes and 2025 Notes were dilutive.

(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net income to adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
GAAP net income	$8,338	$6,538	$10,443	$7,944
Interest income	(5,514)	(5,221)	(11,272)	(9,941)
Interest expense	2,627	2,673	5,281	5,343
Other (income) expense, net	(3,957)	695	(5,759)	2,130
Provision for income taxes	2,000	538	4,700	9,463
Depreciation expense	2,349	2,775	5,140	5,683
Amortization of intangible assets	9,041	8,096	17,915	16,536
Stock-based compensation expense	27,581	29,066	54,732	54,811
Acquisition-related expenses	183	278	366	278
Restructuring expense	—	—	—	(190)
Adjusted EBITDA	$42,648	$45,438	$81,546	$92,057

The following table reconciles net cash provided by operating activities to free cash flow for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net cash provided by operating activities	$47,542	$32,858	$77,299	$63,928
Less: Purchases of property and equipment	(948)	(280)	(2,309)	(900)
Less: Capitalized internal-use software costs	(4,314)	(3,373)	(8,033)	(6,289)
Free cash flow	$42,280	$29,205	$66,957	$56,739
Liquidity and Capital Resources
As of June 30, 2025, we had $261.3 million in cash and cash equivalents, $338.4 million in investments that have maturities ranging from one to eighteen months and an accumulated deficit of $1.0 billion. Our principal sources of liquidity are cash and cash equivalents, investments, cash flow provided by operating activities and our Credit Agreement. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
On June 25, 2025 we entered into a credit agreement (the "Credit Agreement") that establishes a senior secured revolving credit facility and provides for borrowings in an aggregate principal amount of up to $200 million (the “Revolving Facility”, the loans thereunder, the “Revolving Loans” and the commitments thereunder, the “Revolving Commitments”).The Credit Agreement allows for incremental facilities up to the greater of $141 million or 75% of Consolidated EBITDA (as defined in the Credit Agreement). Additional incremental facilities may be incurred, subject to certain conditions. The proceeds of the Revolving Facility can be used to finance working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes. Refer to Note 10, Debt, for additional information related to the credit agreement.
We believe that our existing cash and cash equivalents, our investments, our cash generated by operating activities and our available borrowings under our Credit Agreement will be sufficient to meet our operating and capital requirements for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, office facilities lease obligations, purchase commitments, including our cloud infrastructure services, potential future acquisitions of technology businesses and any election we make to redeem our convertible senior notes. Further, in January 2025, we entered into a cloud-services agreement with a cloud services provider that contains minimum spend commitments. The agreement provides for an annual commitment of $125.0 million per year over the next five years, with an additional $35.0 million obligation over the five-year period of the agreement, for an aggregate total commitment of $660.0 million. See Note 14, Commitments and Contingencies, in the Notes to our unaudited condensed consolidated financial statements for more information regarding this commitment.

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
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$342,101	$214,130
Net cash provided by operating activities	77,299	63,928
Net cash used in investing activities	(120,530)	(34,795)
Net cash (used in) provided by financing activities	(42,390)	3,361
Effects of exchange rates on cash, cash equivalents and restricted cash	4,847	(2,076)
Cash, cash equivalents and restricted cash at end of period	$261,327	$244,548
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $77.3 million of cash and cash equivalents for the six months ended June 30, 2025, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net income of $10.4 million and a decrease in our net operating assets and liabilities of $8.3 million, offset by non-cash charges of $75.1 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a $13.2 million decrease in accrued expenses, a $12.3 million decrease in deferred revenue, a $5.8 million increase in prepaid expenses, a $1.2 million decrease in other liabilities and a $3.0 million decrease in accounts payable, which each had a negative impact on operating cash flow. These factors were offset by a $17.5 million decrease in accounts receivable and a $9.8 million decrease in deferred contract acquisition and fulfillment costs, which each had a positive impact on operating cash flow.
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
Investing Activities
Investing activities used $120.5 million of cash for the six months ended June 30, 2025, consisting of $111.5 million in purchases of investments, net of sales/maturities, $8.0 million for capitalization of internal-use software costs, and $2.3 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by $1.3 million in proceeds from other investments.
Investing activities used $34.8 million of cash in the six months ended June 30, 2024, consisting of $28.0 million in purchases of investments, net of sales/maturities, $6.3 million for capitalization of internal-use software costs, and $0.9 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by proceeds of $0.4 million from other investing activities.

Financing Activities
Financing activities used $42.4 million for the six months ended June 30, 2025, which consisted primarily of $46.0 million in conversion of convertible senior notes, $1.9 million in withholding taxes paid for the net share settlement of equity awards, and $1.3 million in debt issuance costs, partially offset by $4.4 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.6 million in proceeds from the exercise of stock options.
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
Contractual Obligations and Commitments
As of June 30, 2025, there were no additional material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 (the “Annual Report”) other than the cloud services agreement discussed in Note 14, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of June 30, 2025 would not have been material to our financial condition or results of operations.
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
Interest Rate Risk

As of June 30, 2025, we had cash and cash equivalents of $261.3 million consisting of bank deposits and money market funds and investments of $338.4 million consisting of U.S. government agencies. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of June 30, 2025, the fair values of our 2027 Notes and 2029 Notes were $556.5 million and $265.1 million, respectively.
As of June 30, 2025, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of June 30, 2025, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
During the three months ended June 30, 2025, the executive officers or directors listed below terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

Name and Position	Action	Adoption or Transaction Date	Type of Trading Arrangement	Number of Shares of Common Stock to be Sold	Expiration Date
Scott Murphy, Chief Accounting Officer	Adoption	May 20, 2025	Rule 10b5-1*	17,644**	June 1, 2026***
Tim Adams, Chief Financial Officer	Adoption	June 18, 2025	Rule 10b5-1*	28,974**	September 30, 2026***

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** Represents the maximum number of shares that may be sold pursuant to the Rule 10b5-1 trading arrangement in amounts and prices determined in accordance with a formula set forth in the plan. The actual number of shares sold will depend on the satisfaction of certain conditions as set forth in the written plan.

*** The Rule 10b5-1 trading arrangement will terminate on the earlier of the date all the shares under the plan are sold and the expiration date indicated, subject to early termination for specified events set forth in the plan.

During the three months ended June 30, 2025, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

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

10.4
Credit Agreement, dated June 25, 2025, by and among the Company, Rapid7 LLC, a Delaware limited liability company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.(incorporated by reference to Exhibit 10.1 to the Registrants's Current Report on Form 8-K (File No. 001-37496), filed on June 25, 2025

10.5*+	Rapid7, Inc. Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+	Indicates management contract of compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID7, INC.

Date: August 8, 2025	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer

Date: August 8, 2025	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer