Form 10-Q
period 2025-09-30
Rapid7, Inc.
filed 2025-11-05
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 31, 2025, there were 65,480,776 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RAPID7, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$130,613	$334,686
Short-term investments	276,515	187,025
Accounts receivable, net of allowance for credit losses of $2,595 and $1,833 at September 30, 2025 and December 31, 2024, respectively	141,339	168,242
Deferred contract acquisition and fulfillment costs, current portion	47,557	52,134
Prepaid expenses and other current assets	39,001	44,024
Total current assets	635,025	786,111
Long-term investments	227,418	37,274
Property and equipment, net	31,966	32,245
Operating lease right-of-use assets	47,536	48,877
Deferred contract acquisition and fulfillment costs, non-current portion	64,109	73,672
Goodwill	575,268	575,268
Intangible assets, net	69,877	85,719
Other assets	15,208	12,868
Total assets	$1,666,407	$1,652,034
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,571	$18,908
Accrued expenses and other current liabilities	80,539	88,802
Convertible senior notes, current portion, net	—	45,895
Operating lease liabilities, current portion	15,955	15,493
Deferred revenue, current portion	422,943	461,118
Total current liabilities	535,008	630,216
Convertible senior notes non-current portion, net	891,279	888,356
Operating lease liabilities, non-current portion	63,551	68,430
Deferred revenue, non-current portion	28,342	27,078
Other long-term liabilities	21,011	20,243
Total liabilities	$1,539,191	$1,634,323
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	$—	$—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 65,908,155 and 64,067,220 shares issued at September 30, 2025 and December 31, 2024, respectively; 65,337,900 and 63,496,965 shares outstanding at September 30, 2025 and December 31, 2024, respectively	652	635
Treasury stock, at cost, 570,255 shares at September 30, 2025 and December 31, 2024	(4,765)	(4,765)
Additional paid-in-capital	1,096,652	1,011,080
Accumulated other comprehensive income (loss)	2,459	(1,205)
Accumulated deficit	(967,782)	(988,034)
Total stockholders’ equity	127,216	17,711
Total liabilities and stockholders’ equity	$1,666,407	$1,652,034
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Product subscriptions	$210,146	$205,593	$622,178	$602,578
Professional services	7,814	9,061	20,228	25,168
Total revenue	217,960	214,654	642,406	627,746
Cost of revenue:
Product subscriptions	58,263	56,774	169,867	166,615
Professional services	6,721	6,383	17,656	18,528
Total cost of revenue	64,984	63,157	187,523	185,143
Total gross profit	152,976	151,497	454,883	442,603
Operating expenses:
Research and development	46,914	44,976	142,029	126,792
Sales and marketing	79,296	74,821	237,943	226,042
General and administrative	20,863	18,883	65,615	62,013
Total operating expenses	147,073	138,680	445,587	414,847
Income from operations	5,903	12,817	9,296	27,756
Other income (expense), net:
Interest income	6,167	5,571	17,439	15,512
Interest expense	(2,585)	(2,837)	(7,866)	(8,180)
Other (expense) income, net	(173)	2,811	5,586	681
Income before income taxes	9,312	18,362	24,455	35,769
(Benefit) provision for income taxes	(497)	2,952	4,203	12,415
Net income	$9,809	$15,410	$20,252	$23,354
Net income per share, basic	$0.15	$0.24	$0.31	$0.37
Net income per share, diluted	$0.15	$0.21	$0.31	$0.31
Weighted-average common shares outstanding, basic	64,967,114	62,898,078	64,404,649	62,389,482
Weighted-average common shares outstanding, diluted	65,181,941	74,537,085	64,691,079	74,225,110
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$9,809	$15,410	$20,252	$23,354
Other comprehensive (loss) income:
Change in fair value of cash flow hedges	(2,156)	1,840	2,459	882
Adjustment for net losses (gains) realized on cash flow hedges and included in net income, net of taxes	827	(183)	973	(656)
Total change in unrealized (losses) gains on cash flow hedges	(1,329)	1,657	3,432	226
Change in unrealized gains on investments	274	1,123	232	359
Total other comprehensive (loss) income	(1,055)	2,780	3,664	585
Comprehensive income	$8,754	$18,190	$23,916	$23,939
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
Three Months Ended September 30, 2025 and 2024
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	64,707	$646	571	$(4,765)	$1,068,643	$3,514	$(977,591)	$90,447
Stock-based compensation expense	—	—	—	—	25,293	—	—	25,293
Issuance of common stock under employee stock purchase plan	198	2	—	—	3,255	—	—	3,257
Vesting of restricted stock units	458	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(25)	—	—	—	(535)	—	—	(535)
Other comprehensive loss	—	—	—	—	—	(1,055)	—	(1,055)
Net income	—	—	—	—	—	—	9,809	9,809
Balance, September 30, 2025	65,338	$652	571	$(4,765)	$1,096,652	$2,459	$(967,782)	$127,216

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	62,702	$628	570	$(4,765)	$957,996	$(851)	$(1,005,616)	$(52,608)
Stock-based compensation expense	—	—	—	—	25,738	—	—	25,738
Issuance of common stock under employee stock purchase plan	144	1	—	—	4,200	—	—	4,201
Vesting of restricted stock units	341	3	—	—	(3)	—	—	—
Shares withheld for employee taxes	(21)	—	—	—	(794)	—	—	(794)
Issuance of common stock upon exercise of stock options	11	—	—	—	136	—	—	136
Other comprehensive gain	—	—	—	—	—	2,780	—	2,780
Net income	—	—	—	—	—	—	15,410	15,410
Balance, September 30, 2024	63,177	$632	570	$(4,765)	$987,273	$1,929	$(990,206)	$(5,137)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
Nine Months Ended September 30, 2025 and 2024
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	63,497	$635	571	$(4,765)	$1,011,080	$(1,205)	$(988,034)	$17,711
Stock-based compensation expense	—	—	—	—	77,200	—	—	77,200
Issuance of common stock under employee stock purchase plan	385	4	—	—	7,699	—	—	7,703
Vesting of restricted stock units	1,332	13	—	—	(13)	—	—	—
Shares withheld for employee taxes	(87)	(1)	—	—	(2,434)	—	—	(2,435)
Vesting of equity awards previously classified as liabilities	22	—	—	—	777	—	—	777
Issuance of common stock upon exercise of stock options	157	1	—	—	1,588	—	—	1,589
Issuance of common stock from acquisition	32	—	—	—	755	—	—	755
Other comprehensive gain	—	—	—	—	—	3,664	—	3,664
Net income	—	—	—	—	—	—	20,252	20,252
Balance, September 30, 2025	65,338	$652	571	$(4,765)	$1,096,652	$2,459	$(967,782)	$127,216

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	61,714	$617	570	$(4,765)	$898,185	$1,344	$(1,013,560)	$(118,179)
Stock-based compensation expense	—	—	—	—	80,549	—	—	80,549
Issuance of common stock under employee stock purchase plan	292	3	—	—	9,243	—	—	9,246
Vesting of restricted stock units	1,123	11	—	—	(11)	—	—	—
Shares withheld for employee taxes	(83)	—	—	—	(3,883)	—	—	(3,883)
Issuance of common stock upon exercise of stock options	131	1	—	—	1,538	—	—	1,539
Other comprehensive gain	—	—	—	—	—	585	—	585
Net income	—	—	—	—	—	—	23,354	23,354
Balance, September 30, 2024	63,177	$632	570	$(4,765)	$987,273	$1,929	$(990,206)	$(5,137)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$20,252	$23,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,254	33,457
Amortization of debt issuance costs	3,116	3,325
Stock-based compensation expense	81,059	80,549
Deferred income taxes	(1,300)	1,840
Other	(4,730)	(4,534)
Changes in assets and liabilities:
Accounts receivable	25,911	22,432
Deferred contract acquisition and fulfillment costs	14,138	(493)
Prepaid expenses and other assets	(1,339)	6,062
Accounts payable	(3,806)	(10,450)
Accrued expenses	(11,578)	(17,413)
Deferred revenue	(36,911)	(37,112)
Other liabilities	(2,816)	6,880
Net cash provided by operating activities	$116,250	$107,897
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(37,198)
Purchases of property and equipment	(6,446)	(2,242)
Capitalization of internal-use software	(11,984)	(10,414)
Purchases of investments	(503,038)	(242,494)
Sales and maturities of investments	227,500	192,500
Other investing activities	1,786	360
Net cash used in investing activities	(292,182)	(99,488)
Cash flows from financing activities:
Payment of debt issuance costs	(1,693)	—
Payments for maturity of convertible senior notes	(45,992)	—
Taxes paid related to net share settlement of equity awards	(2,435)	(3,883)
Proceeds from employee stock purchase plan	7,703	9,246
Proceeds from stock option exercises	1,589	1,436
Net cash (used in) provided by financing activities	(40,828)	6,799
Effect of exchange rate changes on cash ,cash equivalents and restricted cash	5,272	770
Net (decrease) increase in cash, cash equivalents and restricted cash	$(211,488)	$15,978
Cash, cash equivalents and restricted cash, beginning of period	342,101	214,130
Cash, cash equivalents and restricted cash, end of period	$130,613	$230,108
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	5,768	5,840
Cash paid for income taxes, net of payments	7,124	7,073
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	130,613	222,571
Restricted cash included in other assets	—	7,537
Total cash, cash equivalents and restricted cash	$130,613	$230,108
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
Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024. Based on an analysis of quantitative and qualitative factors in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and as described further in Note 15, Immaterial Correction of an Error, we evaluated the errors and determined the related impacts were not material to our consolidated financial statements for the prior periods when they occurred, but that correcting the cumulative errors in the period detected would have been material to our results of operations for that period. Accordingly, we revised previously reported comparative financial information presented herein for such immaterial errors.
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
The condensed consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no changes to the significant accounting policies during the nine-month period ended September 30, 2025.

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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended September 30, 2025 and 2024, we recognized revenue of $192.7 million and $184.6 million, respectively, that was included in the contract liability balance as of June 30 of each respective year. For the nine months ended September 30, 2025 and 2024, we recognized $413.4 million and $398.3 million, respectively, that was included in the contract liability balance as of December 31 of the respective preceding year. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we record a contract asset. As of September 30, 2025 and December 31, 2024, unbilled receivables of $3.1 million and $2.5 million, respectively, are included in prepaid expenses and other current assets in our consolidated balance sheet. As of September 30, 2025 and December 31, 2024, we had no contract assets recorded on our unaudited condensed consolidated balance sheet.
Disaggregated Revenue by Geographic Location:
Net revenues by geographic area presented based upon the location of the customer are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$154,778	$156,218	$458,535	$458,667
Rest of world	63,182	58,436	183,871	169,079
Total	$217,960	$214,654	$642,406	$627,746
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2025 (in thousands). The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
Product subscriptions	$556,086	$262,110
Professional services	15,312	4,087
Total	$571,398	$266,197
Deferred Contract Acquisition and Fulfillment Costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs, which primarily consist of capitalized sales commissions, for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$125,806	$121,609
Capitalization of contract acquisition and fulfillment costs	29,377	39,850
Amortization of deferred contract acquisition and fulfillment costs	(43,517)	(39,357)
Ending balance	$111,666	$122,102
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
Subject to the terms of the merger agreement, we are required to pay consideration of up to $20.0 million to Noetic shareholders based on the achievement of certain performance targets (the “Earnout Consideration”), measured annually upon the first, second and third anniversaries of the closing date of the transaction (the “Earnout Period”). If all performance targets are achieved, approximately $13.1 million of Earnout Consideration will be paid in cash, and the remaining $6.9 million of Earnout Consideration will be issued to certain employees in the form of shares of our common stock subject to continued employment requirements over the Earnout Period. The approximate $6.9 million of the Earnout Consideration that is subject to continued employment will be recognized as stock-based compensation expense over the required employment period. The fair value of the portion of the Earnout Consideration that is not subject to continued employment is included as part of purchase consideration at the date of the acquisition. As of July 3, 2024, we determined the fair value of the contingent purchase consideration to be $12.1 million. The fair value of the contingent purchase consideration will be reassessed each reporting period and any required adjustment will be recorded to general and administrative expense. As of September 30, 2025, the fair value of the contingent purchase consideration was $13.0 million of which $7.2 million was recorded within accrued expenses and other current liabilities and $5.8 million was recorded within other liabilities in our unaudited condensed consolidated balance sheet. For the three and nine months ended September 30, 2025, we recorded approximately $0.2 million and $0.6 million of accretion expense related to the contingent purchase consideration to general and administrative expense.
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

The number of shares to be issued at each issuance date for both the Earnout Consideration and the Key Employee Consideration will be determined by dividing the aggregate value by the fair market value of our common stock on the issuance date, and therefore will be liability-classified until the final issuance dates. In the three and nine months ended September 30, 2025, we recognized stock-based compensation expense related to such shares in the amount of $1.1 million and $3.1 million.

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
Our revenue and net income attributable to the Noetic business for the three and nine months ended September 30, 2025 were not material.

Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following (in thousands):

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S government agencies	$503,589	$516	$(172)	$503,933
Total assets	$503,589	$516	$(172)	$503,933

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S government agencies	224,187	328	(216)	224,299
Total assets	$224,187	$328	$(216)	$224,299
As of September 30, 2025 and December 31, 2024, our available-for-sale investments had maturities ranging from one to nineteen and from one to seventeen months, respectively.
For all of our investments for which the amortized cost basis was greater than the fair value at September 30, 2025 and December 31, 2024, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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

The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Description:
Assets:
U.S. government agencies	$503,933	$—	$—	$503,933
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	2,167	—	2,167
Total assets	$503,933	$2,167	$—	$506,100
Liabilities:
Contingent consideration (other current liabilities and other long-term liabilities)	—	—	12,972	12,972
Total liabilities	$—	$—	$12,972	$12,972

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Description:
Assets:
U.S. government agencies	$224,299	$—	$—	$224,299
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	96	—	96
Total assets	$224,299	$96	$—	$224,395
Liabilities:
Contingent consideration (other current liabilities and other long-term liabilities)	—	—	12,422	12,422
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other long term liabilities)	—	1,415	—	1,415
Total liabilities	$—	$1,415	$12,422	$13,837
Cash and cash equivalents are excluded from the table above as carrying amounts reported in our unaudited condensed consolidated balance sheet equal or approximate fair value. As of September 30, 2025, the fair value of our 0.25% and 1.25% convertible senior notes due 2027 and 2029, as further described in Note 9, Debt, was $560.6 million and $264.9 million, respectively, based upon quoted market prices. We consider the fair value of the Notes (as defined in Note 9, Debt) to be a Level 2 measurement due to limited trading activity of the Notes. As of September 30, 2025, the fair value of our contingent consideration, as further described in Note 3, Business Combinations, was $13.0 million and is classified as a Level 3 measurement based on inputs not observable in the market.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Computer equipment and software	$34,064	$28,789
Furniture and fixtures	11,168	10,960
Leasehold improvements	58,653	57,051
Total	103,885	96,800
Less accumulated depreciation	(71,919)	(64,555)
Property and equipment, net	$31,966	$32,245
We recorded depreciation expense of $2.3 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively, and $7.5 million and $8.4 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 7. Goodwill and Intangibles
Goodwill was $575.3 million as of September 30, 2025 and December 31, 2024.
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs (in thousands):

		As of September 30, 2025			As of December 31, 2024
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Developed technology	6.3	$146,855	$(107,463)	$39,392	$146,855	$(94,193)	$52,662
Customer relationships	4.3	12,000	(11,835)	165	12,000	(10,363)	1,637
Trade names	5.0	2,619	(2,619)	—	2,619	(2,559)	60
Total acquired intangible assets		161,474	(121,917)	39,557	161,474	(107,115)	54,359
Internal-use software	3.0	79,812	(49,492)	30,320	68,878	(37,518)	31,360
Total intangible assets		$241,286	$(171,409)	$69,877	$230,352	$(144,633)	$85,719
Intangible assets are expensed on a straight-line basis over the useful life of the asset. Amortization expense was $8.9 million and $8.5 million for the three months ended September 30, 2025 and 2024, respectively, and $26.8 million and $25.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of September 30, 2025 was as follows (in thousands):

2025 (for the remaining three months)	$8,641
2026	27,607
2027	15,217
2028	5,103
2029	3,243
2030 and thereafter	4,409
Total	$64,220
The table above excludes the impact of $5.7 million of capitalized internal-use software costs for projects that have not been completed as of September 30, 2025, and therefore, all the costs associated with these projects have not been incurred.

Note 8. Derivative and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of nineteen months or less, and as of September 30, 2025 and December 31, 2024, outstanding forward contracts had a total notional value of $84.6 million and $50.4 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three and nine months ended September 30, 2025 and 2024, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
Note 9. Debt
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

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 principal	Initial Conversion Price	Number of Shares (in millions)
2025 Notes	May 1, 2025	2.25%	November 1, 2020	2.88%	May 1 and November 1	16.3875	61.02	0.8
2027 Notes	March 15, 2027	0.25%	September 15, 2021	0.67%	March 15 and September 15	9.6734	103.38	5.8
2029 Notes	March 15, 2029	1.25%	March 15, 2024	1.69%	March 15 and September 15	15.4213	64.85	4.6
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
As of September 30, 2025, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders.
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

The net carrying amount of the Notes as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

	2025 Notes			2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2024	$45,992	$(97)	$45,895	$600,000	$(5,564)	$594,436	$300,000	$(6,080)	$293,920
Amortization of debt issuance costs	—	97	97	—	1,880	1,880	—	1,043	1,043
Principal payment upon maturity	(45,992)	—	(45,992)	—	—	—	—	—	—
Balance at September 30, 2025	$—	$—	$—	$600,000	$(3,684)	$596,316	$300,000	$(5,037)	$294,963
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,
	2025				2024
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$—	$375	$938	$1,313	$258	$375	$938	$1,571
Amortization of debt issuance costs	—	639	363	1,002	79	634	455	1,168
Total interest expense	$—	$1,014	$1,301	$2,315	$337	$1,009	$1,393	$2,739

	Nine Months Ended September 30,
	2025				2024
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$345	$1,125	$2,813	$4,283	$776	$1,125	$2,812	$4,713
Amortization of debt issuance costs	97	1,880	1,043	3,020	228	1,877	1,077	3,182
Total interest expense	$442	$3,005	$3,856	$7,303	$1,004	$3,002	$3,889	$7,895
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
Credit Agreement
On June 25, 2025 (the "Closing Date"), the Company entered into a credit agreement (the "Credit Agreement"), by and among the Company, Rapid7 LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, that provides for a $200.0 million revolving credit facility with a letter of credit sublimit of $20.0 million. The Credit Agreement allows for incremental facilities up to the greater of $141 million or 75% of Consolidated EBITDA (as defined in the Credit Agreement). Additional incremental facilities may be incurred, subject to certain conditions. We incurred fees of $1.7 million in connection with entering into the Credit Agreement. The fees are recorded in other current and non-current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. Under the terms of the Credit Agreement, we are required to pay a commitment fee on the unused portion of the credit facility. The commitment fee rate is determined by the total net leverage ratio of the Company and its subsidiaries, ranging from 0.20% to 0.25% per annum on the unused portion of the credit facility. The commitment fee is expensed as incurred and included within interest expense on the condensed consolidated statement of operations. The Credit Agreement matures on the fifth anniversary of the Closing Date or, if certain specified liquidity conditions are not satisfied, 91 days prior to the earliest maturity date of either the 2027 or the 2029 Notes. The Credit Agreement also contains certain affirmative and negative covenants, including a requirement to maintain a minimum interest coverage ratio for the duration of the Credit Agreement and a maximum net leverage ratio.
The borrowings under the Credit Agreement bear interest at a variable annual rate based on either the Secured Overnight Financing Rate (SOFR) subject to a floor of zero or alternate base rate plus, in each case, a fixed margin, which varies depending on the Company’s net leverage ratio. As of September 30, 2025, we did not have any outstanding borrowings under the Credit Agreement.
The Company recorded $0.1 million of amortization of debt issuance costs related to the Credit Agreement for the three and nine months ended September 30, 2025.
As of September 30, 2025, we had a total of $6.0 million in letters of credit outstanding as collateral for certain office space leases which reduce the amount of borrowing availability under our Credit Agreement.

Note 10. Stock-Based Compensation
(a) General
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options and purchase rights issued under our employee stock purchase plan was classified in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense:
Cost of revenue	$2,457	$3,141	$7,301	$9,082
Research and development	9,399	9,946	30,037	26,879
Sales and marketing	7,255	7,123	21,948	22,103
General and administrative	7,216	5,528	21,773	22,485
Total stock-based compensation expense	$26,327	$25,738	$81,059	$80,549
The Company recognizes compensation cost of all awards on a straight-line basis over the applicable vesting period, which is generally three to four years.
The Company's Compensation Committee adopted and approved the performance goals, targets and payout formulas for the 2025 and 2024 bonus plans, including permitting executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). During the three months ended September 30, 2025, the Company recognized a reduction to stock-based compensation expense related to such bonus of less than $0.1 million resulting from a revision in estimated achievement of the pre-established corporate objectives. During the three months ended September 30, 2024, the Company recognized an expense of $0.4 million. The reversal of expense recognized during the three months ended September 30, 2025 reflects a revision in the estimated achievement of the pre-established corporate financial objectives. During the nine months ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense in the amount of $0.7 million and $0.5 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of September 30, 2025 and 2024. For employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the closing price per share of our common stock on the date of grant.
(b) Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the nine months ended September 30, 2025 was as follows:

	Restricted Stock	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	2,853,235	$57.25
Granted	2,673,501	$32.30
Vested	(1,354,588)	$54.30
Forfeited	(544,223)	$51.11
Unvested balance as of September 30, 2025	3,627,925	$40.85
As of September 30, 2025, the unrecognized compensation expense related to our unvested RSUs and PSUs was $68.0 million. This unrecognized compensation expense will be recognized over an estimated weighted-average amortization period of 1.08 years.
In January 2025, our Compensation Committee awarded 181,067 PSUs that required the achievement of net annualized recurring revenue (“Net ARR”) and Adjusted EBITDA targets for the 2025 fiscal-year to earn any payout. Net ARR is defined as the change in the annual value of all recurring revenue related to contracts in place at year end. In addition, the portion of the PSUs that are earned would be capped at a maximum of 200% of the target level payout and if certain net ARR or Adjusted EBITDA goals were not met, no PSUs will be earned. The PSUs have a performance period of one year and the earned PSUs will vest in three equal installments following each of the first, second and third anniversary of the vesting commencement date, subject to the participant’s continuous service as of each such date. In the three and nine months ended September 30, 2025, we recorded $0.7 million and $1.8 million, respectively, of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.

(c)Stock Options
The following tables summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	582,638	$12.38		$16,225
Granted	—	—
Exercised	(157,317)	$10.10		$4,541
Forfeited/cancelled	(200)	$10.88		$—
Outstanding as of September 30, 2025	425,121	$13.23	0.8	$2,371
Vested and exercisable as of September 30, 2025	425,121	$13.23	0.8	$2,371
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
On September 15, 2025, we issued 198,074 shares of common stock to employees with a purchase price of $16.52 per share, for aggregate proceeds of $3.3 million.

Note 11. Income Taxes

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective Tax Rate	(5.3)%	16.1%	17.2%	34.7%
The primary reconciling items between the Federal statutory tax rate of 21% and our overall effective rate for the three and nine months ended September 30, 2025 were due to foreign taxes on our international operations, state income taxes, and the impact of valuation allowance on deferred tax assets.
The primary reconciling items between the Federal statutory tax rate of 21% and our overall effective rate for the three and nine months ended September 30, 2025 were due to foreign taxes on our international operations, state income taxes, the impact of valuation allowance on deferred tax assets, and certain discrete items.
On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act ("OBBBA"). The OBBBA changed the current tax law related to both corporate income taxes and deferred tax assets and liabilities, which the Company currently accounts for under ASC 740, Income taxes ("ASC 740"). The income tax effects of a change in tax law on current taxes related to current year ordinary income and changes to deferred taxes arising subsequent to the date of enactment are included in the annual effective tax rate, beginning in the period of enactment. The Company concluded the OBBBA did not have a material impact on the Company's provision for income tax. As a result of the application of OBBBA, the Company recorded a benefit to the tax provision for the three months ended September 30, 2025.

Note 12. Net Income per Share
The following table summarizes the computation of basic and diluted net income per share of our common stock for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to common stockholders, basic and diluted	$9,809	$15,410	$20,252	$23,354

Denominator:
Weighted-average common shares outstanding, basic	64,967,114	62,898,078	64,404,649	62,389,482
Weighted-average effect of dilutive shares:
Dilutive effect of employee equity incentive plans	214,827	455,396	286,430	652,017
Dilutive effect of convertible senior notes	—	11,183,611	—	11,183,611
Weighted-average common shares outstanding, diluted	65,181,941	74,537,085	64,691,079	74,225,110

Net income per share attributable to common stockholders, basic	$0.15	$0.24	$0.31	$0.37
Net income per share attributable to common stockholders, diluted	$0.15	$0.21	$0.31	$0.31
We intend to settle any conversion of our 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income per share is considered using the if-converted method. For the three and nine months ended September 30, 2025, the shares underlying the Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive.
In connection with the issuance of the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into the 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
As of September 30, 2025, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. As of September 30, 2024, the 2025 Notes, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our unaudited condensed consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	5,130	584,078	991	584,078
Unvested restricted stock units	3,341,018	3,105,684	2,936,257	3,105,684
Common shares issued in conjunction with acquisitions	36,702	36,923	46,236	36,923
Shares to be issued under ESPP	75,326	18,332	75,326	18,332
Convertible senior notes	10,429,891	—	10,763,957	—
Total	13,888,067	3,745,017	13,822,767	3,745,017

Note 13. Commitments and Contingencies
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
(d) Income Taxes
From time to time, we may receive income tax assessments from taxing authorities asserting additional tax liabilities owed by the Company. During the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority (“ITA”) of approximately 324 million Israeli New Shekels (approximately $97 million, based upon current exchange rates between the Israeli New Shekel and the US Dollar) related to fiscal year 2021. Based on our interpretation of the regulations and available case law, we believe that the tax positions we have taken on our filed tax return in Israel are sustainable and we intend to defend our position through all available means. As such, we have not recorded any impact of the ITA assessment in our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025. We are continuing to monitor developments related to this matter and its impact on our existing income tax reserves for all open years. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected.
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

The following table includes segment revenue, segment profit or loss, significant segment expenses and other segment expenses for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$217,960	$214,654	$642,406	$627,746
Adjusted total cost of revenue[1]	58,103	55,606	166,952	163,322
Adjusted research and development[1]	37,517	35,030	111,992	99,913
Adjusted sales and marketing[1]	71,873	67,046	214,523	201,983
Adjusted general and administrative[1]	13,563	13,020	43,782	39,305
Other segment expense, net[2]	27,095	28,542	84,905	99,869
Net income	$9,809	$15,410	$20,252	$23,354
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
2 Other segment expenses include stock-based compensation expense, amortization of acquired intangible assets, acquisition-related expenses, restructuring expense, interest income, interest expense, other income (expense) and (benefit) provision for income taxes. See the unaudited condensed consolidated financial statements for other financial information regarding our operating segment.
Property and equipment, net by geographic area was as follows (in thousands):

	As of September 30, 2025	As of December 31, 2024
United States	$19,324	$22,613
Rest of World	12,642	9,632
Total	$31,966	$32,245

Note 15. Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain RSUs and PSUs granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024.
In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the related impact was not material to results of operations or financial position for any historical annual or interim period. As a result, we have corrected the errors by adjusting prior period financial statements as of and for the three and nine months ended September 30, 2024. Refer to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 for detailed tables showing the effect of the immaterial error corrections to certain line items of our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim period ended September 30, 2024.

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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of September 30, 2025, we had over 11,000 customers in 150 countries, including 36% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three and nine months ended September 30, 2025 or 2024.
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
The borrowings under the Credit Agreement bear interest at a variable annual rate based on either the Secured Overnight Financing Rate (SOFR) subject to a floor of zero or alternate base rate plus, in each case, a fixed margin, which varies depending on the Company’s net leverage ratio. As of September 30, 2025, we did not have any outstanding borrowings under the Credit Agreement.
As of September 30, 2025, we had a total of $6.0 million in letters of credit outstanding as collateral for certain office space leases and corporate credit card programs which reduce the amount of borrowing availability under our Credit Agreement.
New U.S. Federal Tax Legislation
On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act ("OBBBA"). The OBBBA changed the current tax law related to both corporate income taxes and deferred tax assets and liabilities, which we currently account for under ASC 740, Income taxes ("ASC 740"). The income tax effects of a change in tax law on current taxes related to current year ordinary income and changes to deferred taxes arising subsequent to the date of enactment are included in the annual effective tax rate, beginning in the period of enactment. We concluded the OBBBA did not have a material impact on our provision for income tax. As a result of the application of OBBBA, we recorded a benefit to the tax provision for the three months ended September 30, 2025.
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
For the three and nine months ended September 30, 2025 and 2024, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 96%, and 97% of total revenue in 2025, and 96% and 96%, respectively, in 2024.
Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we

evaluated the errors and determined the related impacts were not material to our unaudited consolidated financial statements for the prior periods when they occurred, but that correcting the cumulative errors in the period detected would have been material to our results of operations for that period. Accordingly, we revised previously reported comparative financial information presented herein for such immaterial errors. Refer to Note 15, Immaterial Correction of an Error, in the notes to our unaudited condensed consolidated financial statements for further information.
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

Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative expenses, and restructuring costs. Operating expenses include overhead costs for depreciation, facilities, IT, information security and recruiting. Our IT overhead costs include IT personnel compensation costs and costs associated with our IT infrastructure. All overhead costs are allocated based on relative headcount. In the near term, we expect our operating expenses to increase as a percentage of revenue as we prioritize investments to drive growth.
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
(Benefit) Provision for Income Taxes
Provision for income taxes consists of domestic and foreign taxes on income and withholding taxes. We maintain a substantially full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits. We determined as of September 30, 2025 that it was more likely than not that these deferred tax assets will not be realized. However, we may release some of these valuation allowances in future periods if positive evidence, such as projection of future growth, supports the realization of such deferred tax assets. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release.

Results of Operations
All numbers presented below are in thousands except for percentages.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	$210,146	$205,593	$622,178	$602,578
Professional services	7,814	9,061	20,228	25,168
Total revenue	217,960	214,654	642,406	627,746
Cost of revenue:(1)
Product subscriptions	58,263	56,774	169,867	166,615
Professional services	6,721	6,383	17,656	18,528
Total cost of revenue	64,984	63,157	187,523	185,143
Operating expenses:(1)
Research and development	46,914	44,976	142,029	126,792
Sales and marketing	79,296	74,821	237,943	226,042
General and administrative	20,863	18,883	65,615	62,013
Total operating expenses	147,073	138,680	445,587	414,847
Income from operations	5,903	12,817	9,296	27,756
Interest income	6,167	5,571	17,439	15,512
Interest expense	(2,585)	(2,837)	(7,866)	(8,180)
Other (expense) income, net	(173)	2,811	5,586	681
Income before income taxes	9,312	18,362	24,455	35,769
(Benefit) provision for income taxes	(497)	2,952	4,203	12,415
Net income	$9,809	$15,410	$20,252	$23,354
(1) Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Stock-based compensation expense:
Cost of revenue	$2,457	$3,141	$7,301	$9,082
Research and development	9,399	9,946	30,037	26,879
Sales and marketing	7,255	7,123	21,948	22,103
General and administrative	7,216	5,528	21,773	22,485
Total stock-based compensation expense	$26,327	$25,738	$81,059	$80,549

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Depreciation and amortization expense:
Cost of revenue	$9,211	$8,332	$26,718	$24,558
Research and development	586	804	2,142	2,502
Sales and marketing	1,075	1,671	4,298	5,073
General and administrative	328	431	1,096	1,324
Total depreciation and amortization expense	$11,200	$11,238	$34,254	$33,457
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Product subscriptions	96%	96%	97%	96%
Professional services	4%	4%	3%	4%
Total revenue	100%	100%	100%	100%
Cost of revenue:(1)
Product subscriptions	27%	26%	26%	27%
Professional services	3%	3%	3%	3%
Total cost of revenue	30%	29%	29%	29%
Operating expenses:(1)
Research and development	22%	21%	22%	20%
Sales and marketing	36%	35%	37%	36%
General and administrative	10%	9%	10%	10%
Total operating expenses	67%	65%	69%	66%
Income from operations	3%	6%	1%	4%
Interest income	3%	3%	3%	2%
Interest expense	(1)%	(1)%	(1)%	(1)%
Other income (loss), net	—%	1%	1%	—%
Income before income taxes	4%	9%	4%	6%
Provision for income taxes	—%	1%	1%	2%
Net income	5%	7%	3%	4%

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
All numbers presented below are in thousands, except for percentages.
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue:
Product subscriptions	$210,146	$205,593	$4,553	2.2%	$622,178	$602,578	$19,600	3.3%
Professional services	7,814	9,061	(1,247)	(13.8)%	20,228	25,168	(4,940)	(19.6)%
Total revenue	$217,960	$214,654	$3,306	1.5%	$642,406	$627,746	$14,660	2.3%
The increase in total revenue for the nine months ended September 30, 2025 as compared to the same period in 2024 of $14.7 million was primarily driven by renewals, upselling activities, and cross-selling initiatives conducted with the existing customer base of $19.6 million. This increase in revenue was partially offset by a $8.5 million decline in revenues generated from new customers as compared to the revenue derived from new customers in the corresponding periods of the prior year.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the nine-month period discussed above.
Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Cost of revenue:
Product subscriptions	$58,263	$56,774	$1,489	2.6%	$169,867	$166,615	$3,252	2.0%
Professional services	6,721	6,383	338	5.3%	17,656	18,528	(872)	(4.7)%
Total cost of revenue	$64,984	$63,157	$1,827	2.9%	$187,523	$185,143	$2,380	1.3%
Gross margin %:
Products	72.3%	72.4%			72.7%	72.3%
Professional services	14.0%	29.6%			12.7%	26.4%
Total gross margin %	70.2%	70.6%			70.8%	70.5%
The increase in total cost of revenue for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily driven by an increase in cloud computing costs of $4.5 million, amortization expense for capitalized internally-developed software of $1.9 million, and software subscriptions and royalties of $0.9 million. The increase was partially offset by a decrease in personnel costs of $4.7 million, including a $7.7 million decrease due to a shift in the nature of certain roles and responsibilities between product delivery and sales support functions offset by a $3.0 million increase in personnel costs as we invest in the business to accelerate future growth .
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the nine-month period discussed above.

Operating Expenses
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Research and development	$46,914	$44,976	$1,938	4.3%	$142,029	$126,792	$15,237	12.0%
% of revenue	21.5%	21.0%			22.1%	20.2%
Research and development expenses increased for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily driven by an increase in personnel cost of $11.9 million, inclusive of stock-based compensation, as well as third-party cloud infrastructure costs of $3.4 million related to the continuous development of new products and enhancements of existing products.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the nine-month period discussed above.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Sales and marketing	$79,296	$74,821	$4,475	6.0%	$237,943	$226,042	$11,901	5.3%
% of revenue	36.4%	34.9%			37.0%	36.0%
Sales and marketing expenses increased for the nine months ended September 30, 2025 as compared to the same periods in 2024, primarily driven by an $8.9 million increase in personnel costs. This increase was driven by $9.3 million of headcount related changes associated with a shift in the nature of certain roles and responsibilities between product delivery and sales support functions, as well as a net increase in overall headcount. These increases were partially offset by a $0.4 million decrease in personnel cost attributable to lower spending on contract labor. Also contributing to the overall increase in sales and marketing expenses were higher marketing and advertising costs of $1.8 million and an additional $0.9 million of increased costs related to corporate events and related activities .
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the nine-month period discussed above.
General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
General and administrative	$20,863	$18,883	$1,980	10.5%	$65,615	$62,013	$3,602	5.8%
% of revenue	9.6%	8.8%			10.2%	9.9%
General and administrative expenses increased for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily driven by an increase in personnel expenses of $1.9 million as we continue to invest in our growth, increased professional fees of $2.4 million related to accounting, legal and corporate advisory services, and increased software-related expenses of $0.8 million partially offset by decreased infrastructure expenses of $2.0 million.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the nine-month period discussed above.

Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Interest income	$6,167	$5,571	$596	10.7%	$17,439	$15,512	$1,927	12.4%
% of revenue	2.8%	2.6%			2.7%	2.5%
Interest income increased in the three and nine months ended September 30, 2025 compared to the same period in 2024, primarily due to higher interest income as a result of an increase in cash and cash equivalents and investments.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Interest expense	$(2,585)	$(2,837)	$252	(8.9)%	$(7,866)	$(8,180)	$314	(3.8)%
% of revenue	(1.2)%	(1.3)%			(1.2)%	(1.3)%
Interest expense remained consistent in the three and nine months ended September 30, 2025 as compared to the same periods in 2024.
Other (Expense) Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Other (expense) income, net	$(173)	$2,811	$(2,984)	(106.2)%	$5,586	$681	$4,905	720.3%
% of revenue	(0.1)%	1.3%			0.9%	0.1%
Other (expense) income, net increased for the nine months ended September 30, 2025 compared to the same period primarily driven by favorable foreign exchange currency rates resulting in an increase in realized and unrealized gains primarily related to the British Pound Sterling. Other (expense) income, net decreased for the three months ended September 30, 2025 compared to the same period due to unfavorable foreign exchange currency rates resulting in an increase in realized and unrealized losses primarily related to the British Pound Sterling. .
(Benefit) provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
(Benefit) provision for income taxes	$(497)	$2,952	$(3,449)	(116.8)%	$4,203	$12,415	$(8,212)	(66.1)%
% of revenue	(0.2)%	1.4%			0.7%	2.0%
The tax provision for the nine months ended September 30, 2025 decreased primarily as a result of a tax expense recorded in the prior period for an intercompany sale of intellectual property as part of post-acquisition strategy related to the acquisition of Minerva Lab Ltd. and the impact of OBBBA, partially offset by an increase in domestic and international taxes in the current period. (Benefit) provision for income taxes for the three months ended September 30, 2025 changed from an income tax provision to income tax benefit due to the impact of OBBBA on our tax provision.

Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations and as a means to evaluate period-to-period comparisons. We believe that both management and investors benefit from referring to these key metrics as supplemental information in assessing our performance and when planning, forecasting, and analyzing future periods. These key metrics also facilitate management's internal comparisons to our historical performance as well as comparisons to certain competitors' operating results. We believe these key metrics are useful to investors both because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and also because they are used by institutional investors and the analyst community to help evaluate the health of our business :

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Total revenue	$217,960	$214,654	$642,406	$627,746
Year-over-year growth	1.5%	8.0%	2.3%	9.7%
Non-GAAP income from operations	$36,906	$43,952	$105,607	$123,513
Non-GAAP operating margin	16.9%	20.5%	16.4%	19.7%
Free cash flow	$30,111	$38,502	$97,820	$95,241

	As of September 30,
(in thousands, except percentages)	2025	2024
Annualized recurring revenue (“ARR”)	$837,730	$823,104
Year-over-year growth	1.8%	6.0%
Number of customers	11,618	11,619
Year-over-year growth	—%	2.0%
ARR per customer	$72.1	$70.8
Year-over-year growth	1.8%	4.1%
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
•Restructuring expense. We exclude non-ordinary course restructuring expenses related to the Restructuring Plan as defined in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 28, 2025 because we do not believe these charges are indicative of our core operating performance and we believe the exclusion of the restructuring expense provides a more useful comparison of our performance in different periods.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and nine months ended September 30, 2025 and 2024 (in thousands) :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP total gross profit	$152,976	$151,497	$454,883	$442,603
Stock-based compensation expense	2,457	3,141	7,301	9,082
Amortization of acquired intangible assets	4,424	4,410	13,270	12,739
Non-GAAP total gross profit	$159,857	$159,048	$475,454	$464,424

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP gross profit – product subscriptions	$151,883	$148,819	$452,311	$435,963
Stock-based compensation expense	1,931	2,685	5,716	7,785
Amortization of acquired intangible assets	4,424	4,410	13,270	12,739
Non-GAAP gross profit – product subscriptions	$158,238	$155,914	$471,297	$456,487

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP gross profit – professional services	$1,093	$2,678	$2,572	$6,640
Stock-based compensation expense	526	456	1,585	1,297
Non-GAAP gross profit – professional services	$1,619	$3,134	$4,157	$7,937
The following table reconciles GAAP income from operations to non-GAAP income from operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP income from operations	$5,903	$12,817	$9,296	$27,756
Stock-based compensation expense	26,327	25,738	81,059	80,549
Amortization of acquired intangible assets	4,592	5,107	14,802	14,830
Acquisition-related expenses(1)	84	290	450	568
Restructuring expense(2)	—	—	—	(190)
Non-GAAP income from operations	$36,906	$43,952	$105,607	$123,513
(1) Acquisition-related expenses included expenses included $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and 0.6 million for the three and nine months ended September 30, 2024, respectively of accretion expense related to contingent consideration recorded in connection with our July 2024 acquisition of Noetic.
(2) For the nine months ended September 30, 2024, restructuring expense was recorded within general and administrative expense in our consolidated statement of operations.

The following table reconciles GAAP net income to non-GAAP net income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP net income	$9,809	$15,410	$20,252	$23,354
Stock-based compensation expense	26,327	25,738	81,059	80,549
Amortization of acquired intangible assets	4,592	5,107	14,802	14,830
Acquisition-related expenses	84	290	450	568
Amortization of debt issuance costs	1,098	1,217	3,116	3,325
Restructuring expense	—	—	—	(190)
Discrete tax items	—	—	—	6,360
Non-GAAP net income	$41,910	$47,762	$119,679	$128,796
Interest expense of convertible senior notes (1)	1,313	1,571	4,283	4,714
Numerator for non-GAAP earnings per share calculation	$43,223	$49,333	$123,962	$133,510

Weighted average shares used in GAAP earnings per share calculation, basic	64,967,114	62,898,078	64,404,649	62,389,482
Dilutive effect of convertible senior notes (1)	10,429,891	11,183,611	10,763,957	11,183,611
Dilutive effect of employee equity incentive plans (2)	214,827	455,396	286,430	652,017
Weighted average shares used in non-GAAP earnings per share calculation, diluted	75,611,832	74,537,085	75,455,036	74,225,110

Non-GAAP net income per share:
Basic	$0.65	$0.76	$1.86	$2.06
Diluted	$0.57	$0.66	$1.64	$1.80
(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. On an if-converted basis, for the three months ended September 30, 2025 the 2029 Notes and 2027 Notes were dilutive and for the nine months ended September 30, 2025 the 2029 Notes, 2027 Notes and 2025 Notes were dilutive.
(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net income to adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP net income	$9,809	$15,410	$20,252	$23,354
Interest income	(6,167)	(5,571)	(17,439)	(15,512)
Interest expense	2,585	2,837	7,866	8,180
Other expense (income), net	173	(2,811)	(5,586)	(681)
(Benefit) provision for income taxes	(497)	2,952	4,203	12,415
Depreciation expense	2,339	2,718	7,478	8,401
Amortization of intangible assets	8,861	8,520	26,776	25,056
Stock-based compensation expense	26,327	25,738	81,059	80,549
Acquisition-related expenses	84	290	450	568
Restructuring expense	—	—	—	(190)
Adjusted EBITDA	$43,514	$50,083	$125,059	$142,140
The following table reconciles net cash provided by operating activities to free cash flow for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by operating activities	$38,199	$43,969	$116,250	$107,897
Less: Purchases of property and equipment	(4,137)	(1,342)	(6,446)	(2,242)
Less: Capitalized internal-use software costs	(3,951)	(4,125)	(11,984)	(10,414)
Free cash flow	$30,111	$38,502	$97,820	$95,241
Liquidity and Capital Resources
As of September 30, 2025, we had $130.6 million in cash and cash equivalents, $503.9 million in investments that have maturities ranging from one to nineteen months and an accumulated deficit of $967.8 million. Our principal sources of liquidity are cash and cash equivalents, investments, cash flow provided by operating activities and our Credit Agreement. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
On June 25, 2025, we entered into a credit agreement (the "Credit Agreement") that establishes a senior secured revolving credit facility and provides for borrowings in an aggregate principal amount of up to $200 million (the “Revolving Facility”, the loans thereunder, the “Revolving Loans” and the commitments thereunder, the “Revolving Commitments”).The Credit Agreement allows for incremental facilities up to the greater of $141 million or 75% of Consolidated EBITDA (as defined in the Credit Agreement). Additional incremental facilities may be incurred, subject to certain conditions. The proceeds of the Revolving Facility can be used to finance working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes. Refer to Note 9, Debt, for additional information related to the credit agreement.
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
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash, cash equivalents and restricted cash at beginning of period	$342,101	$214,130
Net cash provided by operating activities	116,250	107,897
Net cash used in investing activities	(292,182)	(99,488)
Net cash (used in) provided by financing activities	(40,828)	6,799
Effects of exchange rates on cash, cash equivalents and restricted cash	5,272	770
Cash, cash equivalents and restricted cash at end of period	$130,613	$230,108
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $116.3 million of cash and cash equivalents for the nine months ended September 30, 2025, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net income of $20.3 million and an increase of our net operating assets and liabilities of $16.4 million, offset by non-cash charges of $112.4 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a $11.6 million decrease in accrued expenses, a $36.9 million decrease in deferred revenue, a $1.3 million increase in prepaid expenses, a $2.8 million decrease in other liabilities and a $3.8 million decrease in accounts payable, which each had a negative impact on operating cash flow. These factors were offset by a $25.9 million decrease in accounts receivable and a $14.1 million decrease in deferred contract acquisition and fulfillment costs, which each had a positive impact on operating cash flow.
Operating activities provided $107.9 million of cash and cash equivalents in the nine months ended September 30, 2024, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net income of $23.4 million and non-cash charges of $119.2 million related primarily to depreciation and amortization, stock-based compensation expense, deferred income taxes, amortization of debt issuance costs and other non-cash charges, partially offset by a decrease in our net operating assets and liabilities of $30.1 million. The change in our net operating assets and liabilities was primarily due to a decrease in deferred revenue and the timing of payments of operating expenses, including payout of annual bonuses and year-end commissions and other compensation costs and accounts payable, partially offset by a decrease in accounts receivable due to an increase in cash collections from our customers.
Investing Activities
Investing activities used $292.2 million of cash for the nine months ended September 30, 2025, consisting of $503.0 million in purchases of investments, net of sales/maturities, $12.0 million for capitalization of internal-use software costs, and $6.4 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by $227.5 million in proceeds from other investments.

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
Financing Activities
Financing activities used $40.8 million for the nine months ended September 30, 2025, which consisted primarily of $46.0 million in conversion of convertible senior notes, $2.4 million in withholding taxes paid for the net share settlement of equity awards, and $1.7 million in debt issuance costs, partially offset by $7.7 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.6 million in proceeds from the exercise of stock options.
Financing activities provided $6.8 million of cash in the nine months ended September 30, 2024, which consisted primarily of $292.8 million in proceeds from the issuance of the 2029 Notes, net of issuance costs paid of $7.2 million, $17.5 million in proceeds from the settlement of the 2023 Capped Calls, $11.3 million in proceeds from the issuance of common stock purchased by employees under the ESPP and $3.0 million in proceeds from the exercise of stock options, partially offset by $200.0 million for the repurchase and conversion of the 2025 Notes, $36.6 million for the purchase of the 2029 Capped Calls, $4.0 million in withholding taxes paid for the net share settlement of equity awards and $2.2 million in payments related to the acquisition of IntSights.

Contractual Obligations and Commitments
As of September 30, 2025, there were no additional material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 (the “Annual Report”) other than the cloud services agreement discussed in Note 13, Commitments and Contingencies, in the notes to our unaudited condensed consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of September 30, 2025 would not have been material to our financial condition or results of operations.

We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 8, Derivatives and Hedging Activities, in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of September 30, 2025, we had cash and cash equivalents of $130.6 million consisting of bank deposits and money market funds and investments of $503.9 million consisting of U.S. government agencies. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of September 30, 2025, the fair values of our 2027 Notes and 2029 Notes were $560.6 million and $264.9 million, respectively.
As of September 30, 2025, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of September 30, 2025, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
During the three months ended September 30, 2025, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

Item 6. Exhibits.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Rapid7, Inc., as of June 3, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on August 10, 2020).

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

10.2+
Letter Agreement, dated February 17, 2025, by and between Rapid7, Inc. and Christina Luconi. (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed on February 28, 2025).

10.3
Cooperation Agreement, by and between Rapid7, Inc. and JANA Partners Management, LP, dated March 21, 2025. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on March 24, 2025).

10.4
Credit Agreement, dated June 25, 2025, by and among the Company, Rapid7 LLC, a Delaware limited liability company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.(incorporated by reference to Exhibit 10.1 to the Registrants's Current Report on Form 8-K (File No. 001-37496), filed on August 7, 2025

10.5+	Rapid7, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-27496), file on August 8, 2025
10.6+
Letter Agreement, dated as of August 6, 2025, by and between Rapid7, Inc. and Tim Adams (incorporated by reference to Exhibit 10.1 to the Registrants's Current Report on Form 8-K (File No. 001-37496), filed on June 25, 2025

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

RAPID7, INC.

Date: November 5, 2025	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer

Date: November 5, 2025	By:	/s/ Tim Adams
Name: Tim Adams
Title: Chief Financial Officer