Form 10-K
period 2025-12-31
Rapid7, Inc.
filed 2026-02-19
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on a closing price of $23.13 per share of the registrant’s common stock as reported on The Nasdaq Global Market on June 30, 2025, was approximately $1,472,401,190. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant. The number of shares of registrant’s common stock outstanding as of February 13, 2026 was 65,893,112.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the sections entitled "Business", “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:
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
• our ability to capitalize on customer demand for consolidated security platforms and vendor consolidations;
• our ability to deliver, scale and operate managed services (including managed detection and response (“MDR”) and related offerings, including with respect to service quality, staffing and operating efficiency;
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
•Our business and operations have experienced significant growth, and if we do not appropriately manage any future growth, or are unable to maintain and scale our infrastructure, systems and processes, our business and results of operations may be negatively affected. Although we have experienced rapid growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate or at all.
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

PART I
Item 1. Business
Overview
Rapid7 is a global cybersecurity operations software and service provider on a mission to create a safer digital world by making cybersecurity simpler and more accessible. For twenty-five years, Rapid7 has partnered with customers across the globe representing a diverse range of industries and sizes to improve the efficacy and productivity of their security operations (“SecOps”). In today's rapidly evolving IT environment, customers are encountering escalating challenges due to the widening spectrum of attackers and techniques, including the proliferation of cyberattacks leveraging AI. We empower security professionals to manage a modern attack surface through our best-in-class AI-driven technology, leading-edge research, and broad, strategic expertise. Rapid7’s comprehensive security solutions, including our market-leading managed detection and response ("MDR") services, next-gen security information and event management ("SIEM"), and exposure management help our global customers unify exposure management with threat detection and response to prioritize and reduce material risk, and eliminate threats with greater speed, precision, and consistency.
We believe that Rapid7 is poised to expand the capabilities of today's SecOps teams through our integrated, open data security operations platform which is powered by our AI enabled detection and response, automation, and exposure management capabilities. Rapid7 enables the Security Operations Center (“SOC”) to understand their fragmented attack surface through an attacker's perspective, thereby allowing them to proactively reduce exposures and better detect and respond to threats. Enriched by years of industry-leading risk research and managed services expertise, our integrated AI-driven platform replaces reactive security with a preemptive, risk-aware approach that reduces attack surfaces and enables faster, more confident response through contextually rich insights and deep operational visibility.
In recent years, security leaders have increasingly prioritized consolidating fragmented point products into unified security operations platforms to improve visibility, operational efficiency, and risk outcomes. In 2022, Gartner reported that approximately 75% of organizations were pursuing security vendor consolidation as part of their SecOps strategies. This shift reflects mounting challenges associated with managing expanding attack surfaces, disconnected exposure data, escalating alert volume, and the need to continuously prioritize and respond to risk across complex environments. As a result, customers are seeking platforms that unify exposure management with threat detection and response, enabling them to identify where they are most vulnerable, anticipate how attackers may exploit those exposures, and respond with speed and precision. At the same time, customers are increasingly relying on MDR and adjacent managed services to deliver continuous expertise, higher-fidelity detection, and faster response outcomes that extend and augment internal SOC teams. In this context, organizations are prioritizing open, integrated security operations platforms that pair technology with expertise to deliver risk-aware detection and response across on-premise, cloud, identity, and external attack surfaces. We have been an active participant in advancing this shift toward consolidated SecOps by innovating across our open platform architecture, strengthening our exposure management and AI-driven SOC capabilities, and expanding our managed services portfolio. As we continue to execute on our SecOps consolidation strategy, we are advancing innovation across our core platform capabilities and managed services to accelerate customer value and deliver a frictionless, integrated security operations experience.
As the threat landscape continues to grow in complexity, customers are demonstrating demand for integrated expertise to support them in effectively managing their security technologies. The convergence of these key trends – security consolidation, AI-enabled SOC capabilities, integrated cloud security, and expertise driven outcomes – forms the foundation of what our customers require for the modern SOC. Our focus is to be the leading provider of integrated, AI-driven security solutions infused with human expertise for the modern SOC by providing risk-aware detection and response that outpaces attackers and strengthens security program maturity.
As of December 31, 2025, we had more than 11,500 global customers that rely on Rapid7 technology, services, and research to improve security outcomes and securely advance their organizations.
Revenue has increased from $535.4 million in 2021 to $859.8 million in 2025, representing a 13% compound annual growth rate.
In 2025, 2024 and 2023 recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 96%, 96% and 95%, respectively, of total revenue. We achieved net income of $23.4 million and $25.5 million in 2025 and 2024, respectively, and incurred a net loss of $152.8 million in 2023, as we continued to invest for long-term growth.

Our Platform
Rapid7’s Command Platform is a unified threat exposure, detection and response platform that allows SecOps teams to integrate their critical security data by providing a unified view of vulnerabilities, exposures, and threats from endpoint to cloud to close security gaps and prevent attacks. By integrating native cloud, on premises and security monitoring data and correlating it with an organization’s ecosystem of third-party security, cloud, IT and business data, the Command Platform provides actionable visibility into a customer’s attack surface that has long been elusive. By providing the means to confidently discover, identify, prioritize and remediate exposures, detect threats, and respond effectively, the fully-integrated, AI-driven platform gives SecOps teams greater visibility they can trust.
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
Endpoint to Cloud Data Collection and Sharing
In response to our customers’ expanding digital footprints, we have invested in our capacity to gather, standardize, enrich, and correlate diverse telemetry within our platform. Our cloud architecture utilizes a combination of native collection technologies and application programming interfaces as well as third-party event sources, to scale in alignment with the digital transformation occurring within our customers’ organizations.
•Rapid7 Agent: Our universal endpoint agent, the R7 Agent, is a lightweight, software-based agent which can be installed on assets across on-premises and cloud environments to centralize and monitor data on our platform. This single agent enables a number of impactful use cases across the platform, including next-generation antivirus (“NGAV”), vulnerability scanning, endpoint detections, investigation and forensic search capabilities, and threat containment.
•Rapid7 Network Sensor: Our lightweight Network Sensor passively analyzes raw end-to-end network traffic to increase visibility into user activity, pinpoint real threats, and accelerate investigations with granular detail of attacker movement.
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
Detection and Response
•Managed Threat Complete (“MTC”) is our flagship offering and unifies our leading detection and response behind MDR and the robust exposure management of Managed Vulnerability Management (“MVM”) delivered via a shared agent to prevent attacks across the kill chain, pinpoint advanced threats wherever they are, and respond confidently with unlimited incident response from an always-on MDR. Customers are also able to add NGAV which delivers high-fidelity prevention against both known static threats and suspicious behavior before they execute, or Managed Digital Risk Protection (“MDRP”), which searches for potential threats from stolen or leaked data and phishing attempts. MDR delivers end-to-end threat detection and response, encompassing 24x7 monitoring for incident containment and breach response. Rapid7's MDR service is designed to meet the speed and scale of modern cyber attacks by leveraging the Rapid7 AI Engine to deliver on the promise of the AI-SOC. With AI-automated alert triage that reduces false positives by up to 99.93% accuracy, agentic AI workflows to drive incident investigation, and AI-driven threat detection and advanced behavior analytics, our customers can take advantage of the latest innovation, while ensuring that the right guardrails are in place with our Transparency, AI trust, risk and security management ("TRiSM") framework.
•Incident Command is our new next-generation SIEM and Extended Detection and Response (“XDR”) solution that integrates threat intelligence, attack surface management and Security Orchestration, Automation and Response ("SOAR") to deliver complete visibility into our customers attack surface and threats. Incident Command leverages the AI-based detection and agentic AI capabilities developed and tested in our managed SOC to triage and investigate threats and ensure fast, accurate response. Incident Command provides high fidelity detections that eliminate alert noise to pinpoint incidents and accelerate response with expert recommendations and automation.
•Incident Response Services are proactive and responsive professional services to help customers prepare and respond to potential breaches.
•Threat Intelligence on the Rapid7 Command Platform is provided by Intelligence Hub, which delivers curated, high-confidence threat intelligence directly within the Rapid7 platform. It consolidates global threat data, adds context on actors and exploited vulnerabilities, and integrates with Incident Command and Exposure Command. By reducing noise and highlighting relevant, verified threats, it helps teams detect and respond faster with greater confidence. Additional threat intelligence offerings to support open, deep and dark web sources for leaks, impersonation, and emerging attacker activity are also available to meet our customers' needs for digital risk protection,
•Managed Digital Risk Protection ("MDRP") gives customers expert monitoring across the clear web, deep web, and dark web to spot the earliest signals of a targeted attack. Analysts act as an extension of the customer's team—identifying real threat indicators, confirming ransomware leakage, and rapidly executing takedowns—minimizing exposure and preventing breaches before they escalate.
•Vector Command is a continuous red-teaming and exposure validation service that validates the external attack surface exposures and tests defenses with continuous red team operations to provide trusted insights into the exposures that matter. An additional package that supports compliance-driven internal penetration and segmentation testing is also available as Vector Command Advanced.
Exposure Management
•Surface Command is the most accessible Attack Service Management (“ASM”) solution in the market, providing customers with a 360° attack surface view by integrating both the external attacker's perspective using External Attack Surface Management ("EASM") scanning together with critical insights into security posture and business context from internal assets with Cyber Asset Attack Surface Management ("CAASM"). This gives our customers the ability to detect and prioritize security issues from endpoint to cloud. Surface Command also supports exposure prioritization with our active risk prioritization, full stack automation and Remediation Hub, our centralized capability to drive prioritization and remediation across customer organizations.
•Exposure Command is an exposure management offering that provides complete attack surface visibility with proactive exposure mitigation and remediation prioritization optimized for hybrid environments. The solution is available in different packages. Exposure Command Essentials provides complete attack surface management and on-premises vulnerability management. Customers with advanced cloud security use cases can purchase Exposure Command Advanced or Ultimate to provide strong security for workloads leveraging real-time visibility, identity analysis, and automated remediation. The code-to-cloud protection also includes continuous web-app scanning and expanded risk coverage.
•Rapid7 Cloud Security is a cloud risk and compliance management solution that provides Cloud-Native Application Protection Platform (“CNAPP”) capabilities and enables organizations to securely accelerate cloud adoption with continuous security and compliance throughout the entire software development lifecycle.
•Rapid7 Vulnerability Management is a Vulnerability Management (“VM”) solution that provides visibility across on-premise and remote endpoints, enabling security teams to evaluate the business risk of vulnerabilities and configurations and share with their IT counterparts for remediation.
Other Capabilities and Services
•Rapid7 Application Security is a Dynamic Application Security Testing (“DAST”) tool, delivered via the cloud, that combines powerful application crawling and attack capabilities, flexibility in scan and scheduling, and accuracy in results with a modern user interface, intuitive workflows, and sensible data organization.

•Managed Vulnerability Management offloads day-to-day VM operations to experts and extends coverage across the attack surface.
•Managed Application Security ("MAS") provides guidance from a dedicated security advisor and AppSec experts to validate application test results, reduce noise for the AppSec team assessing results, and save time for developers remediating issues.
•Penetration Testing is professional services that assess the modern attack surface for exposures with offerings covering internal and external networks, web applications, mobile applications, Internet of Things, wireless network testing, social engineering and red team attack simulation.
Our platform products are available globally and reduce the need for customers to manage a large, complex, data infrastructure. Customers can add expertise via our managed services delivered out of our SOCs located in the U.S., Ireland, India, Australia and the Czech Republic. Each of these SOCs is staffed with security analysts, threat engineers, incident responders and customer advisors that provide full-lifecycle support for our global managed services customers.
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
•Grow our customer base: We believe we have a strong opportunity to address the security needs of resource constrained organizations of any size. We intend to continue investing in our sales and marketing efforts and foster the growth of our channel relationships to enable acquisition of these customers.
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
•Expand our partner ecosystem
•Strategic Partnerships: By expanding our strategic technology partnerships, we enable our customers to succeed with our technology and platform in their ecosystem and deliver more value from their security operations program. Recent technology alliances that drive this experience include ServiceNow, Microsoft, AWS, GCP and Palo Alto Networks.
•Channel Partners: We maintain a global channel partner network that complements our sales organization. We have established strong co-sell relationships with strategic channel partners, who provide additional leverage through customer acquisition, deal execution and providing value in securing renewals. We are focused on expanding our public cloud marketplace motion to support our customers’ move to those models. We will continue to invest in partner models that enable us to create long term customer value.
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
Our research and development teams are located in Boston, Massachusetts; Austin, Texas; Arlington, Virginia; Dublin and Galway, Ireland; Belfast, Northern Ireland; Tel Aviv, Israel; Prague, Czech Republic; and Pune, India providing us with exposure to worldwide engineering talent.
Rapid7 Labs: Open Source Community
Our industry-leading attack experts analyze vulnerabilities, misconfigurations, and threat data that includes tracking threat groups, to offer proactive guidance for organizations’ security programs. Leveraging threat intelligence from multiple sources including our free and open-source projects, we continuously enhance the detection stack for our products and services to improve the customer experience. Our open source projects that serve the community and enrich our offerings are:
•Metasploit: Our Metasploit framework has an active community of contributors and users, including security researchers who contribute modules to the Metasploit Framework that serve as a resource about real-world attacker techniques. The Metasploit community also provides us with visibility into the methods deployed by threat actors giving us a unique insight into the threat landscape.
•Velociraptor: Velociraptor is a unique, advanced open-source endpoint monitoring, digital forensic and cyber response platform. It provides users with the ability to more effectively respond to a wide range of digital forensic and cyber incident response investigations and data breaches. It is also the foundation for threat hunting for many organizations globally.
•AttackerKB: The AttackerKB was created in 2020 as a forum for the security community to discuss, analyze, and prioritize threats associated with the exploitation of vulnerabilities. This community-driven platform empowers security professionals to exchange information about vulnerabilities so they can better understand the impact and likelihood of being exploited.
•Project Lorelei: Project Lorelei began in 2014 to understand what attackers, researchers, and organizations are doing in, across, and against cloud environments and gain deeper insights into the tactics, techniques, and procedures employed by both bots and human attackers. Having gone through significant evolution, Lorelei provides a unique insight into new tactics being deployed by threat actors.
•Project Sonar: We conduct internet-wide scans across many services and protocols to gain insight into global exposures and vulnerabilities and collect data for platform analytics and preparation of core research reports.
Threat Intelligence and Detections Engineering
Rapid7’s threat content library leverages unique raw threat data from our open source communities, as well as expertly vetted third party intelligence, and insights from across our platform, to provide customers with a curated repository of detections and emergent threat coverage. With a combination of proprietary AI-driven detections and indicators of compromise mapped to the MITRE framework, our detection content spans both known and unknown threats across the threat life cycle. When analyzed against the diverse telemetry data, this content enables us to pinpoint threats across endpoints, network, users, cloud, and customers’ wider ecosystem. This library is leveraged by our Rapid7 MDR services as well as within our SIEM technology, meaning alerts are vetted in the field by our security experts, offering a feedback loop and ensuring strong signal-to-noise alerting.
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
Our Customers
As of December 31, 2025, we had more than 11,500 customers in 150 countries, including 36% of the organizations in the Fortune 100. We define a customer as any entity that has an active Rapid7 recurring revenue contract as of the specified measurement date, excluding InsightOps and Logentries only customers with a contract value of less than $2,400 per year.
Our customers span a wide variety of industries including technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services, with customers in the services industry representing our largest industry in 2025 at 18% of our revenue. In 2025, 39% of our revenue was generated from enterprises, which we define as organizations that have either annual revenue greater than $1.0 billion or more than 2,500 employees, and the balance was generated from middle-market and small organizations.
Our revenue is not concentrated with any individual customer, and no customer represented more than 1% of our revenue in 2025, 2024 or 2023.
Our Competition
The markets we operate in are highly competitive, fragmented, and subject to technology change and innovation. We primarily compete with established and emerging security product vendors, including the following:
•large companies that incorporate security products into their products;
•security platform providers;
•managed detection and response service providers;
•XDR and SIEM vendors;
•cloud security vendors;
•exposure management vendors;
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
We have over three hundred issued patents and a number of registered and unregistered trademarks. The standard length of our patents is 20 years and while the grant dates of our patents vary, we believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We file patent applications to protect our intellectual property and have a number of patent applications pending. We require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our solutions are more essential to establishing and maintaining our technology leadership position.
We also license software from third parties for integration into our offerings, including open source software and other software available on commercially reasonable terms. We believe our continuing research and product development are not materially dependent on any single license or other agreement with a third party relating to the development of our products.
Human Capital
Rapid7 is creating a more secure digital future for all by helping organizations strengthen their security programs in the face of accelerating digital transformation. We do this by building a dynamic and collaborative workplace where new ideas are welcome. Multidimensional teams leverage their combined expertise and passion to innovate and drive impact. By providing programs that support employee wellbeing and quality of life, we’re cultivating an environment where people can build fulfilling careers while advancing Rapid7’s mission and business goals.
As of December 31, 2025, we had 2,613 full-time employees, including 382 in product and service delivery and support, 986 in sales and marketing, 888 in research and development and 357 in general and administrative. As of December 31, 2025, we had 1,180 full-time employees in the U.S. and 1,433 full-time employees internationally. None of our U.S. employees are covered by collective bargaining agreements. We believe our employee relations are good and we have not experienced any work stoppages.
Compensation, Benefits and Well-being
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders and fit within our company culture. In addition to their base salary, eligible employees are compensated for their contributions to Rapid7’s goals with short-term incentives and long-term equity awards tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer employees a wide array of benefits such as life and health (medical, dental and vision) insurance, travel benefits, paid time off and retirement benefits for all eligible full-time employees. We also provide emotional well-being services through our Employee Assistance Program.
All high performing employees globally are eligible to receive equity under our 2015 Equity Incentive Plan (the “2015 Plan”). Additionally, all employees in the United States, United Kingdom, Ireland, Canada, Australia, Germany, the Czech Republic and Israel may participate in our Employee Stock Purchase Plan (“ESPP”). As of December 31, 2025, over 90% of our employees were eligible to participate in the ESPP. Under the ESPP, employees may set aside up to 15% of their gross earnings, on an after-tax basis, to purchase our common shares at a discounted price, which is calculated at 85% of the lesser of: (i) the market value of our common stock at the beginning of each offering period and (ii) the market value of our common stock on the applicable purchase date.

We have evolved to a hybrid-first model, in which our employees who are assigned to an office can divide their time between the office and home. We are often iterating our approach to ensure we are balancing the needs of the business with the desires of our people, but remain committed to our view that offices remain a vital environment for fostering mentorship, career development and collaboration. Additionally, we believe gathering in person allows our people to foster stronger relationships and trust, and helps to contribute to our great work culture, evidenced by Rapid7’s fourteen consecutive years of recognition as a Best Place to Work in Boston and achieving similar recognition in other locations where we operate. We build this culture, in part, through the feedback we receive from our employees through surveys as well as informal feedback channels throughout the year.
Talent Development
We believe in investing in the growth and development of all of our employees. “Never Done” is one of our core values, and our employees take advantage of a myriad of opportunities for continuous learning, both through internal training and development experiences, on-demand learning modules, and access to content-specific curriculum based on need and interest. We have designed and implemented learning experiences for our employees at every stage of their careers, including personalized leadership development experiences that build capabilities for both non-technical and technical leaders and managers at each stage of the leadership journey. These experiences align to our core values and promote the leadership skills and behaviors we believe are critical to the success of our mission, customers, and development of our people. As a supporter of internal career growth, we actively mentor and invest in the pipeline of our future leaders. Additionally, new employees engage in our global 90-day onboarding experience, which is intended to support the embodiment of our core values and shorten their time to create impact.
To supplement our internal learning experiences, as well as provide opportunities for independent study, employees have access to online education tools, including an online learning platform to build the necessary skills to grow and develop in one’s role. To further invest in the future of cybersecurity and to deliver on our company mission, we made available an online learning platform that accelerates learning across key roles in information technology, engineering, and data and analytics. These licenses prepare employees for certification exams and provide access to development environments. Additionally, employees have access to a platform that includes the most recent product training materials, as well as makes certification exams available at zero cost. Electronic certificates can be published to an employee’s LinkedIn professional profile, and the CPEs associated with the exam and learning materials help cybersecurity professionals maintain their minimum “continuing development” points for their professional certifications. Certifications include: Certified Information Systems Security Professional, Global Information Assurance Certification and Certified Professional Hacker. We believe our investment in these resources, along with flexible working environments, will support our employees in their pursuit of lifelong learning.
We believe we will positively impact the experience of our customers by focusing on the development and engagement of our employees.
Inclusion and Belonging
Fostering a culture that values the principles of inclusion and belonging is an essential and fundamental aspect of who we are. We strive to create an environment where every individual, regardless of their background, feels valued and empowered. Inclusion and belonging are key drivers of creativity and innovation. When teams embrace these drivers, they are able to make better business decisions, which ultimately drive better business outcomes.
We continue to cultivate a workplace where employees can work effectively across different backgrounds, perspectives, and regions. Our focus remains on building the skills and awareness needed to collaborate effectively in a global environment and communicate inclusively across differences.
Our commitment remains to invest in partnerships that align with our corporate values and advance our mission of building multidimensional teams reflective of the global population we support.
Community Involvement
We continue to give back to the communities where we live and work, and believe that this commitment aids our efforts to attract and retain exceptional employees. We partner with a variety of STEM and inclusion-focused programs to promote technology education for all. Beyond contributions of cash, we encourage employee volunteerism at all our locations.
In 2025, we executed our largest global give back campaign to date, Rapid7 Gives Back, engaging offices around the world in volunteer projects grounded in the needs of the communities where our employees live. Efforts ranged from community cleanup, support for organizations caring for the unhoused, food bank support, assistance for the elderly, neurodiversity education, and cyber upskilling initiatives.

During this time we have successfully launched funded research projects to train the next generation of threat hunters, and launched countless initiatives helping develop and nurture talent from a wide array of backgrounds.
Corporate Information
Our principal executive offices are located at 120 Causeway Street, Boston, Massachusetts. Our telephone number is +1 617-247-1717. Our website address is www.rapid7.com.
“Rapid7,” the Rapid7 logo, and other trademarks or service marks of Rapid7, Inc. appearing in this Annual Report on Form 10-K are the property of Rapid7, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of others, which are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols. The information contained on our website or information that may be accessed through links on our website is not incorporated by reference into this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K solely as an inactive textual reference.
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
•the timing and success of new product or service introductions by us or our competitors or any other changes in the competitive landscape of our industry, including consolidation among our competitors and initiatives that use AI;
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
•business disruptions in regions affecting our operations, stemming from actual, imminent or perceived outbreak or reemergence of contagious diseases;
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
•the impact of climate change, natural disasters or manmade problems, including terrorism or war; and

•future accounting pronouncements or changes in our accounting policies or practices.
Each factor above or discussed elsewhere herein or the cumulative effect of some of these factors may result in fluctuations in our operating results. This variability and unpredictability could result in our failure to meet expectations with respect to operating results, including those of securities analysts or investors, for a particular period. If we fail to meet or exceed expectations for our operating results for these or any other reasons, the market price of our stock could fall and we could face costly lawsuits, including securities class action suits.
Our business and operations have experienced significant growth in the past, and if we do not appropriately manage any future growth, or are unable to maintain and scale our infrastructure, systems and processes, our business and results of operations may be negatively affected. Although we have experienced rapid growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate or at all.
From the year ended December 31, 2021 to the year ended December 31, 2025, our revenue grew from $535.4 million to $859.8 million and our headcount grew from 2,353 to 2,613 employees. Our future growth is dependent upon our ability to continue to meet the expanding needs of our customers and to attract new customers. Although we have experienced rapid growth in the past, we cannot provide any assurance that our business will continue to grow at the same rate or at all.
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

We may not maintain profitability in the future.
For the years ended December 31, 2025 and 2024 we achieved net income of $23.4 million and $25.5 million, respectively. Prior to 2024, we posted a net loss in each year since inception, including a net loss of $152.8 million for the year ended December 31, 2023. As of December 31, 2025, we had an accumulated deficit of $964.7 million. While we have experienced significant revenue growth in the past and achieved profitability, we may not obtain a high enough volume of sales of our products and service offerings to sustain or increase our growth or maintain profitability in the future. We also expect our costs to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we expect to continue to expend financial and other resources on:
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
Our subscription offerings are sold on a term basis. In order for us to improve our operating results, it is important that our existing customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms. Our customers have no obligation to renew their subscriptions with us and we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our new or current product offerings, our pricing, the effects of economic conditions, including due to a global economic slowdown, inflation, foreign currency exchange rate fluctuation, and any global economic uncertainty and financial market disruptions, competitive offerings, our customers' perception of their exposure, or alterations or reductions in their spending levels. If our customers do not renew their agreements with us or renew on terms less favorable to us, our revenues and results of operations may be adversely impacted.
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
•real or perceived defects, errors or failures;
•negative publicity about their performance or effectiveness;
•delays in releasing to the market our new offerings or enhancements to our existing offerings;
•introduction or anticipated introduction of competing products by our competitors;
•inability to scale and perform to meet customer demands;
•poor business conditions for our customers, causing them to delay IT purchases; and
•reluctance of customers to purchase cloud-based offerings.
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
The market for SecOps solutions, including our Command Platform, is highly fragmented, intensely competitive and constantly evolving. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense going forward. We primarily compete with large companies that incorporate security products into their products, security platform providers, MDR service providers, XDR and SIEM vendors, cloud security vendors, exposure management vendors, vulnerability risk management vendors, application security vendors, threat intelligence vendors and legacy security, systems management, MSSP, and other IT vendors.
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
Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. With the introduction of new technologies, the evolution of our offerings and new market entrants, we expect competition to intensify in the future. Our competitors may more successfully incorporate AI into their products, gain or leverage superior access to certain AI technologies, and achieve higher market acceptance of their AI solutions. In addition, advancements in AI, automation, and related technologies may accelerate feature parity or commoditization of certain software capabilities across the industry, which could increase pricing pressure, reduce differentiation among offerings, or shorten product life cycles. For further discussion of the risks related to AI, please see below under “Risks Related to Intellectual Property, Litigation and Government Regulation”.
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
Customers are increasingly seeking to consolidate security vendors and standardize on integrated security operations platforms and managed services. As customers evaluate fewer strategic vendors, we may face increased competition for “platform” selection, longer sales cycles, greater pricing pressure and a higher risk that customers reduce or eliminate spend on our products and services in favor of competing platforms or providers. In addition, our ability to benefit from these trends depends on our continued ability to deliver effective integration across complex customer environments and to maintain high service quality in our managed offerings.
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
Prolonged economic uncertainties or downturns could adversely affect our business operations or financial results. Negative conditions in the general economy in either the United States or abroad, including conditions resulting from financial and credit market fluctuations, changes in economic policy, inflation, foreign currency exchange rate fluctuations, trade uncertainty, including changes in tariffs, sanctions, international treaties, and other trade restrictions, the occurrence of a natural disaster, outbreaks of epidemics or pandemics, political unrest and social strife, including acts of terrorism, and armed conflicts, have caused and could continue to cause a decrease in corporate spending on security offerings or information technology in general and negatively affect the rate of growth of our business.
Our customer base spans a variety of industries, including technology services, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. A substantial downturn in any of these industries may cause companies to reduce their capital expenditures in general or by specifically reducing their spending on information technology or security offerings. As a result, our current or prospective customers in these industries may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. For example, due to economic volatility as a result of inflationary pressures and other global events, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew the anticipated scope of their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. To the extent purchases of our offerings are perceived by customers and potential customers to be discretionary, our revenues may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings.
In addition, adverse economic conditions, including inflation, may also increase the costs of operating our business, including vendor, supplier and workforce expenses.
We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry or geography. Although we expect that our current cash and cash equivalent and investments balances, together with cash flows that are generated from operations and availability under our revolving credit facility, will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months, if the economic conditions of the general economy or industries in which we operate worsen from present levels, our business operations and financial results could be adversely affected.
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
We market and sell our products and service offerings throughout the world and have personnel in many parts of the world. For the years ended December 31, 2025, 2024 and 2023, operations located outside of North America generated 25%, 24% and 22%, respectively, of our revenue. Our growth strategy is dependent, in part, on our continued international expansion. For example, in April 2025, we opened a new Global Capability Center in Pune, India, to serve as an innovation hub and SOC. We expect to conduct a significant amount of our business with organizations that are located outside the United States, particularly in Europe and Asia. We cannot assure you that our expansion efforts into international markets will be successful in creating further demand for our products and service offerings or in effectively selling our products and service offerings in the international markets that we enter. Our current international operations and future initiatives will involve a variety of risks, including:
•increased management, infrastructure and legal costs associated with having international operations;
•reliance on channel partners;
•trade and foreign exchange restrictions;
•economic or political instability or uncertainty in foreign markets and around the world, including in response to tariffs and retaliatory tariffs;
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
•increased exposure to climate change, natural disasters, acts of war, terrorism, epidemics, or pandemics and other health crises; and
•costs of compliance with multiple and possibly overlapping tax structures.
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
Our success is dependent in part upon establishing and maintaining relationships with a variety of channel partners that we utilize to extend our geographic reach and market penetration. We anticipate that we will continue to rely on these partners in order to help facilitate sales of our offerings as part of larger purchases in the United States and to grow our business internationally. For the years ended December 31, 2025, 2024 and 2023, we derived approximately 73%, 68% and 62%, respectively, of our revenue from sales of products and service offerings through channel partners, and the percentage of revenue derived from channel partners may increase in future periods. Our agreements with our channel partners are non-exclusive and do not prohibit them from working with our competitors or offering competing solutions, and some of our channel partners may have more established relationships with our competitors. If our channel partners choose to place greater emphasis on products of their own or those offered by our competitors or do not effectively market and sell our products and service offerings (including our Command Platform), our ability to grow our business and sell our products and service offerings, particularly in key international markets, may be adversely affected. In addition, our failure to recruit additional channel partners, or any reduction or delay in their sales of our products and service offerings or conflicts between channel sales and our direct sales and marketing activities may harm our results of operations. Finally, even if we are successful, our relationships with channel partners may not result in greater customer usage of our products and service offerings or increased revenue.
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

Selling to government entities can be highly competitive, expensive and time consuming, and often requires significant upfront time and expense without any assurance that we will win a sale. In addition, certain government customers require our products and service offerings to obtain and maintain specific security certifications or authorizations, such as Federal Risk and Authorization Management Program (“FedRAMP”) authorization or similar federal, state or local government accreditations, before they may be deployed. The process of obtaining and maintaining such certifications can be costly, time consuming and subject to evolving standards and ongoing compliance requirements, and there can be no assurance that we will obtain, maintain or timely renew any required authorization. If we fail to do so, or if applicable requirements change, we may be unable to sell to certain government customers or may incur additional costs, which could adversely affect our public sector revenue.
Government demand and payment for our products and service offerings may also be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our offerings. Actual or threatened government shutdowns, continuing resolution, sequestration and other fiscal or budgetary disruptions may delay procurements, contract awards, renewals and payments, reduce spending on cybersecurity initiatives and otherwise adversely affect our public sector revenue and cash flows. Government entities also have heightened sensitivity surrounding the purchase of cybersecurity solutions due to the critical importance of their IT infrastructures, the nature of the information contained within those infrastructures and the fact that they are highly-visible targets for cyber attacks. For example, as the United States government has warned, the conflict in Ukraine has led to increasingly sophisticated cyberattacks on various types of infrastructure and operations in response to the sanctions on Russia. Accordingly, increasing sales of our products and service offerings to government entities may be more challenging than selling to commercial organizations. Further, in the course of providing our products and service offerings to government entities, our employees and those of our channel partners may be exposed to sensitive government information. Any failure by us or our channel partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance. Additionally, in the United States, federal government agencies may promulgate regulations, and the President may issue executive orders, requiring federal contractors to adhere to different or additional requirements after a contract is signed. If we do not meet applicable requirements of law or contract, we could be subject to significant liability from our customers or regulators.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and results of operations.
Our reporting currency is the U.S. dollar and we generate a majority of our revenue in U.S. dollars. However, for the years ended December 31, 2025, 2024 and 2023 we incurred 21%, 19% and 17%, respectively, of our expenses outside of the United States in foreign currencies, primarily the British pound sterling and euro, principally with respect to salaries and related personnel expenses associated with our sales and research and development operations. Additionally, for the years ended December 31, 2025, 2024 and 2023, 14%, 13% and 11%, respectively, of our revenue was generated in foreign currencies. Accordingly, changes in exchange rates may have an adverse effect on our business, operating results and financial condition. The exchange rate between the U.S. dollar and foreign currencies has fluctuated substantially in recent years and may fluctuate in the future, including as a result of geopolitical factors such as the ongoing conflicts in the Middle East including Israel and the surrounding region, which has impacted the exchange rate between the U.S. dollar and the Israeli New Shekel. Furthermore, a strengthening of the U.S. dollar could increase the cost in local currency of our products and services to customers outside the United States, which could adversely affect our business, results of operations, financial condition and cash flows. We enter into forward contracts designated as cash flow hedges in order to mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies. These forward contracts and other hedging strategies such as options and foreign exchange swaps related to transaction exposures that we may implement to mitigate this risk in the future may not eliminate our exposure to foreign exchange fluctuations.
Actions that we have taken to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
In August of 2023, our Board approved the Restructuring Plan designed to improve operational efficiencies, reduce operating costs and better align our workforce with strategic priorities and key growth opportunities. The Restructuring Plan included the reduction of our workforce by approximately 16%. We may encounter challenges as a result of these restructuring efforts that could prevent us from recognizing the intended benefits of the Restructuring Plan or otherwise adversely affect our business, results of operations and financial condition. As of March 31, 2024, the execution of the Restructuring Plan was completed.
As a result of the Restructuring Plan, we have incurred additional costs in the short-term, including cash expenditures for employee transition, severance payments, employee benefits, and related facilitation costs as well as non-cash expenditures related to acceleration of vesting of share-based awards. These additional cash and non-cash expenditures could reduce our operating margins. Our Restructuring Plan may result in other unintended consequences, including employee attrition beyond our intended reduction in force; damage to our corporate culture and decreased employee morale among our remaining employees; diversion of management attention; damage to our reputation as an employer; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these adverse consequences, our Restructuring Plan may not achieve or sustain its intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
In connection with the Restructuring Plan, we permanently closed certain idle office spaces in Plano, Texas, Los Angeles, California and Toronto, Canada, which resulted in an impairment loss of $3.6 million recorded in 2023. Changes in key assumptions in the future, including increasing the discount rate, lowering forecasts for revenue and operating margin, or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in future impairments in this reporting unit.
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
There are significant risks involved in utilizing AI and no assurance can be provided that the usage of such AI will enhance our business or assist our business in being more efficient or profitable. Known risks of AI currently include accuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity, and data provenance. In addition, AI may have errors or inadequacies that are not easily detectable. For example, certain AI may utilize historical data in its analytics. To the extent that such historical data is not indicative of the current or future conditions, or the AI fails to filter biases in the underlying data or collection methods, the usage of AI may lead us to make determinations on behalf of our business, recommendations to our clients, or developments to our products and services, in each case, that have an adverse effect on our business and financial results. AI may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact our business. If the AI we utilize is incorrectly designed or utilizes training data that is overbroad, incomplete, inadequate or biased in some way, our use of AI may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or interfere with the performance of our products and services, business and reputation. In addition, employees may inadvertently input confidential, proprietary or personal information into unapproved AI tools, which could result in the loss of trade secrets, unauthorized disclosure of sensitive data, violations of privacy or confidentiality obligations, regulatory scrutiny, litigation or reputational harm.
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
Like other U.S.-based IT security products, our products are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of these products must be made in compliance with these laws and regulations. Although we take precautions to prevent our products from being provided in violation of these laws, our products could be provided inadvertently in violation of such laws, despite the precautions we take. Compliance with these laws and regulations is complex, and if we were to fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil and criminal penalties, including fines for our company and responsible employees or managers, and, in extreme cases, incarceration of responsible employees and managers and the possible loss of export privileges. Complying with export control laws and regulations, including obtaining the necessary licenses or authorizations, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in export or import laws and regulations, shifts in the enforcement or scope of existing laws and regulations, or changes in the countries, governments, persons, products or services targeted by such laws and regulations, could also result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers. For example, in response to the conflict in Ukraine, countries and organizations such as Canada, the United Kingdom, the European Union, and the United States and other countries and organizations have implemented new and stricter sanctions and export controls against officials, individuals, regions, and industries in Russia, Ukraine and Belarus. Each country’s potential response to such sanctions, export controls, tensions, and military actions could damage or disrupt international commerce and the global economy and could have a material adverse effect on our business and results of operations or impact our ability to continue to operate in affected regions.
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
As of December 31, 2025, we had federal and state net operating loss carryforwards (“NOLs”) of $222.6 million and $240.3 million, respectively, available to offset future taxable income, a portion of which expires in various years beginning in 2033 if not utilized. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the provisions of the Internal Revenue Code (the “IRC”), substantial changes in our ownership may limit the amount of pre-change NOLs that can be utilized annually in the future to offset taxable income. IRC Section 382 imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percentage point ownership change over a three-year testing period. Based upon our historical analysis, we determined that although a limitation on our historical NOLs exists, we do not expect this limitation to impair our ability to use our NOLs prior to expiration. However, if changes in our ownership occur in the future, our ability to use our NOLs may be further limited. For these reasons, we may not be able to utilize a material portion of the NOLs. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could adversely affect our operating results, cash balances and the market price of our common stock.
We may have exposure to greater than anticipated tax liabilities.
We are subject to U.S. federal, state, local and sales taxes in the United States and foreign income taxes, withholding taxes and transaction taxes in numerous foreign jurisdictions. We generally conduct our international operations through wholly-owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are and will continue to be subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain and the relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes, and value-added taxes against us. If we are unsuccessful in sustaining our tax positions, our financial condition and results of operations would be adversely affected. For example, during the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority of approximately 324 million Israeli New Shekels (approximately $102 million, based upon current exchange rates between the Israeli New Shekel and the US Dollar) in relation to the fiscal year 2021 operations of one of our subsidiaries in Israel. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations will be adversely affected. See Note 15, Commitments and Contingencies, in the notes to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K for further information.
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
Moreover, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, rules, regulations and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. If our public statements about our use, collection, disclosure and other processing of personal information, whether made through our privacy policies, information provided on our website, press statements or otherwise, are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action, including by the Federal Trade Commission or applicable state attorneys general.
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
Some organizations have been reluctant to use cloud solutions for cybersecurity, such as our vulnerability management, next-generation SIEM, application security, SOAR, cloud security and threat intelligence offerings, because they have concerns regarding the risks associated with the reliability or security of the technology delivery model associated with these solutions. If we or other cloud service providers experience security incidents, breaches of customer data, disruptions in service delivery or other problems, the market for cloud solutions as a whole may be negatively impacted, which could harm our business.
Risks Related to our Common Stock
The market price of our common stock has been and is likely to continue to be volatile.
The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. Since shares of our common stock were sold in our initial public offering (“IPO”), in July 2015 at a price of $16.00 per share, our stock price has ranged from an intraday low of $7.01 to an intraday high of $145.00 through February 13, 2026. Factors that may affect the market price of our common stock include:
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
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options, settlement of other equity incentive awards and upon conversion of the 2027 Notes and 2029 Notes (the “Notes”). The indentures for the Notes do not restrict our ability to issue additional common stock or equity-linked securities in the future. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
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
Further, the indentures governing the Notes do not restrict our ability to incur additional indebtedness, secure existing or future debt, recapitalize our existing or future debt or take a number of other actions that could intensify the risks discussed above and below. Further, we and our subsidiaries may incur substantial additional indebtedness in the future, subject to the restrictions contained in our revolving credit facility and any future debt instruments existing at the time, some of which may be secured indebtedness. While our revolving credit facility restricts our ability to incur additional indebtedness, if our revolving credit facility is terminated, we may not be subject to such restrictions.
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
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. As of December 31, 2025, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. Whether the Notes will be convertible following the year ended December 31, 2025, will depend on the future satisfaction of a conversion condition. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The capped call transactions may affect the value of the Notes and our common stock.
We entered into capped call transactions with certain counterparties in connection with the issuance of the 2025 Notes (the “2025 Capped Calls”), the 2027 Notes (the “2027 Capped Calls”), and the 2029 Notes (the “2029 Capped Calls” and, together with the 2025 Capped Calls and the 2027 Capped Calls, the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our common stock initially underlying each of the 2025 Notes, the 2027 Notes and the 2029 Notes. The Capped Calls are expected to offset the potential dilution as a result of conversion of such Notes. In connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricings of the respective Notes, including with certain investors in the applicable Notes. The counterparties and/or or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable Notes (and are likely to do so on each exercise date of the capped call transactions, which are scheduled to occur during the applicable observation period relating to any conversion of the 2027 Notes on or after December

15, 2026 or relating to any conversion of the 2029 Notes on or after December 15, 2028, in each case that is not in connection with a redemption). The 2025 Capped Calls expired in full on April 29, 2025. We did not elect to exercise any portion of the 2025 Capped Calls prior to expiration. We cannot make any prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the prices of the Notes or the shares of our common stock. Any of these activities could adversely affect the value of the Notes and our common stock.
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
The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. As disclosed in Note 10, Debt, as of December 31, 2025 the Notes were not convertible at the option of the holder. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.
General Risks
Failure to comply with governmental laws and regulations could harm our business.
Our business is subject to regulation by various federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations may also impact our innovation and business drivers in developing new and emerging technologies, including those related to AI. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.
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
In addition, our facilities and those of our third-party data centers and hosting providers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a public health crisis, climate change, natural disaster, power failure, war or an act of terrorism, vandalism or other misconduct, a decision by a third party to close a facility on which we rely without adequate notice, or other unanticipated problems could result in lengthy interruptions in provision or delivery of our products, potentially leaving our customers vulnerable to cyber attacks. The occurrence of any of the foregoing events could damage our systems and hardware or could cause them to fail completely, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our service as a result of system failures.

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
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings. We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, such as declines in our stock price, market capitalization, or cash flows and slower growth rates in our industry. Goodwill is required to be tested for impairment at least annually. If we are required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, that would negatively affect our operating results.
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
We may be subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Such activist stockholders frequently propose to involve themselves in the governance, strategic direction and operations of companies, including companies’ efforts regarding environmental, sustainability and governance standards. For example, JANA Partners Management, LP, an activist investor ("JANA"), has reported, as of August 2025 that it holds an approximate 10.1% beneficial ownership interest in our outstanding common stock. Kevin Galligan, a Partner and Director of Research at JANA, has also served as a member of our Board since April 2025. Responding to actions from activist stockholders can be costly and time-consuming, disrupt our business and operations, and divert the attention of our board of directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our board of directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.
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
•require the approval of the holders of a majority of the voting power of all of the then-outstanding shares of capital stock of Rapid7 entitled to vote generally at an election of directors, voting together as a single class, to adopt, amend or repeal our amended and restated bylaws or amend or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action by written consent or call a special meeting;
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
If a fundamental change occurs prior to the maturity date of the Notes, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their Notes. In addition, if a “make-whole fundamental change” (as defined in the indentures) occurs prior to the maturity date, we will in some cases be required to increase the conversion rate of the Notes for a holder that elects to convert its Notes in connection with such make-whole fundamental change.
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
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risk management. Our Audit Committee consists of Board members with a variety of expertise in risk management, technology, finance, and cybersecurity, including oversight of security teams. The Audit Committee is responsible for overseeing that management has processes in place designed to identify, assess and manage cybersecurity risks, including mitigation and remediation of cybersecurity threats and incidents. The Audit Committee also reports on the cybersecurity program to our Board.
Management is responsible for identifying, assessing and managing material cybersecurity risks on an ongoing basis, establishing processes designed to ensure that potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation and remediation measures, and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Security Officer (“CSO”), who receives reports from our information security team and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. Our CSO and dedicated personnel are certified and experienced information systems security professionals and information security managers with decades of experience and industry certifications. Management, including the CSO and our information security team, regularly update the Audit Committee on Rapid7’s cybersecurity program, including cybersecurity vulnerabilities, risk, threats and incidents, and developments in the cybersecurity risk landscape.
Despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. While we have implemented a risk management process designed to mitigate cybersecurity risks that arise from utilizing third-party service providers, suppliers, and vendors, our control over and ability to monitor the security posture of third parties with whom we do business remains limited and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from such compromise or failure. For additional information about these risks, see Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K.
Item 2. Properties.
Our corporate headquarters occupy approximately 147,000 square feet in Boston, Massachusetts under operating leases that expire in November 2029. We have additional U.S. offices, including in Arlington, Virginia, Austin, Texas, and Tampa, Florida. We also lease various international offices, including in Belfast, Northern Ireland; Prague, Czech Republic; Melbourne, Australia; Reading, United Kingdom; Tel Aviv, Israel; Singapore; and Pune, India.
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
As of December 31, 2025, there were 26 holders of record of our common stock, including Cede & Co., a nominee for The Depository Trust Company (“DTC”), which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filings.
The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return for an investment of $100 in our common stock, the Nasdaq Global Market and the Nasdaq Computer Index. Data for the Nasdaq Global Market and the Nasdaq Computer Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rapid7, Inc., the NASDAQ Global Market Composite Index
and the NASDAQ Computer Index

$300
$200
$100
$0
12/20
12/21
12/22
12/23
12/24
12/25
Rapid7, Inc.
NASDAQ Global Market Composite
NASDAQ Computer

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	As of December 31,
	2020	2021	2022	2023	2024	2025
Rapid7, Inc.	$100.00	$130.53	$37.69	$63.33	$44.62	$16.86
Nasdaq Global Market Composite	100.00	74.17	35.19	34.46	34.97	36.92
Nasdaq Computer	100.00	127.00	82.52	135.30	180.76	232.70
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
Overview
Rapid7 is a global cybersecurity software and service provider on a mission to create a safer digital world by making cybersecurity simpler and more accessible. For more than twenty years, Rapid7 has partnered with enterprises across the globe representing a diverse range of industries to improve the efficacy and productivity of their security operations (“SecOps”). In today's rapidly evolving IT environment, customers are encountering escalating challenges due to the widening spectrum of attackers and techniques, including the proliferation of cyberattacks leveraging AI and targeted automation. We empower security professionals to manage a modern attack surface through our trusted AI infused technology, leading-edge research, and broad, strategic expertise. Rapid7’s comprehensive security solutions help our global customers unite exposure management with threat detection and response to reduce attack surfaces and eliminate threats with speed and precision.
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of December 31, 2025, we had over 11,500 customers in 150 countries, including 36% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the years ended December 31, 2025, 2024 or 2023.
Our Business Model
We offer our products through a variety of delivery models to meet the needs of our diverse customer base, including:
•Cloud-based subscriptions, which provide our software capabilities to our customers through cloud access and on a subscription basis. Our Incident Command, Exposure Command, and Threat Command products are offered as cloud-based subscriptions, with an option for a one or multi-year term.
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
For the years ended December 31, 2025, 2024 and 2023, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 96%, 96%, and 95% respectively, of total revenue.
Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the errors and determined the related impacts were not material to our consolidated financial statements for the prior periods when they occurred, but that correcting the cumulative errors in the period detected would have been material to our results of operations for that period. Accordingly, we revised previously reported comparative financial information presented herein for such immaterial errors. Refer to Note 19, Immaterial Correction of an Error, in the notes to our consolidated financial statements for further information.

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
We expect our cost of revenue to increase on an absolute dollar basis as we continue to grow our revenue over time.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative expenses, impairment of long-lived assets, and restructuring costs. Operating expenses include overhead costs for depreciation, facilities, IT, information security and recruiting. Our IT overhead costs include IT personnel compensation costs and costs associated with our IT infrastructure. All overhead costs are allocated based on relative headcount. In the near term, we expect our operating expenses to increase as a percentage of revenue as we prioritize investments to drive growth.
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
Restructuring Expense
Restructuring expense consists of charges related to the Restructuring Plan such as employee transition, notice period and severance payments and employee benefits and related facilitation costs. For further information, refer to Note 18, Restructuring, in the Notes to our Consolidated Financial Statements.
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
Provision (Benefit) for Income Taxes
Provision (Benefit) for income taxes consists of domestic and foreign taxes on income and withholding taxes. We maintain a substantially full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits. We determined as of December 31, 2025 that it was more likely than not that these deferred tax assets will not be realized. However, we may release some of these valuation allowances in future periods if positive evidence, such as projection of sustained future growth, supports the realization of such deferred tax assets. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release.

Results of Operations
The following table presents the consolidated statement of operations data (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product subscriptions	$831,325	$808,906	$740,168
Professional services	28,469	35,101	37,539
Total revenue	859,794	844,007	777,707
Cost of revenue(1):
Product subscriptions	230,119	225,547	203,140
Professional services	24,921	25,488	28,906
Total cost of revenue	255,040	251,035	232,046
Operating expenses(1):
Research and development	190,660	173,126	177,937
Sales and marketing	317,665	298,809	313,661
General and administrative	84,861	86,002	85,340
Impairment of long-lived assets	—	—	30,784
Restructuring	—	—	22,227
Total operating expenses	593,186	557,937	629,949
Income (loss) from operations	11,568	35,035	(84,288)
Interest income	23,019	21,063	10,177
Interest expense	(10,436)	(10,963)	(64,700)
Other income (expense), net	6,030	(3,680)	(14,522)
Income (loss) before income taxes	30,181	41,455	(153,333)
Provision (benefit) for income taxes	6,800	15,929	(518)
Net income (loss)	$23,381	$25,526	$(152,815)
(1) Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense:
Cost of revenue	$9,641	$12,208	$11,005
Research and development	39,357	37,566	39,183
Sales and marketing	28,230	28,718	30,350
General and administrative	27,107	29,469	31,098
Total stock-based compensation expense	$104,335	$107,961	$111,636

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization expense:
Cost of revenue	$36,059	$33,140	$31,447
Research and development	2,734	3,312	4,217
Sales and marketing	5,222	6,707	7,801
General and administrative	1,421	1,734	2,474
Total depreciation and amortization expense	$45,436	$44,893	$45,939

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product subscriptions	96.7%	95.8%	95.2%
Professional services	3.3	4.2	4.8
Total revenue	100.0	100.0	100.0
Cost of revenue:
Product subscriptions	26.8	26.7	26.1
Professional services	2.9	3.0	3.7
Total cost of revenue	29.7	29.7	29.8
Operating expenses:
Research and development	22.2	20.5	22.9
Sales and marketing	36.9	35.4	40.3
General and administrative	9.9	10.2	11.0
Impairment of long-lived assets	—	—	4.0
Restructuring	—	—	2.9
Total operating expenses	69.0	66.1	81.1
Income (loss) from operations	1.3	4.2	(10.9)
Interest income	2.7	2.5	1.3
Interest expense	(1.2)	(1.3)	(8.3)
Other income (loss), net	0.7	(0.4)	(1.9)
Income (loss) before income taxes	3.5	5.0	(19.7)
Provision (benefit) for income taxes	0.8	1.9	(0.1)
Net income (loss)	2.7%	3.1%	(19.6)%
Comparison of the Years Ended December 31, 2025 and 2024
All numbers presented below are in thousands, except for percentages.
Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
Revenue:
Product subscriptions	$831,325	$808,906	$22,419	2.8%
Professional services	28,469	35,101	(6,632)	(18.9)%
Total revenue	$859,794	$844,007	$15,787	1.9%
The increase in total revenue for the year ended December 31, 2025 as compared to the same period in 2024 was primarily driven by renewals, upselling activities, and cross-selling initiatives conducted with the existing customer base, reflecting sustained expansion among existing customers. This increase in revenue was partially offset by a decline in revenue generated from new customers during the respective periods, as compared to the revenue derived from new customers in the corresponding periods of the prior year.

Cost of Revenue

	Year Ended December 31,		Change
	2025	2024	$	%
Cost of revenue:
Product subscriptions	$230,119	$225,547	$4,572	2.0%
Professional services	24,921	25,488	(567)	(2.2)%
Total cost of revenue	$255,040	$251,035	$4,005	1.6%
Gross margin %:
Products	72.3%	72.1%
Professional services	12.5%	27.4%
Total gross margin %	70.3%	70.3%
The increase in total cost of revenue for the year ended December 31, 2025 as compared to the same period in 2024 was primarily driven by an increase in cloud computing costs of $5.2 million and a $3.0 million increase in amortization expense for capitalized internally-developed software, software subscriptions of $0.7 million, and royalties of $0.3 million. The increase was partially offset by a decrease in personnel costs of $5.8 million, driven by a shift in the nature of certain roles and responsibilities between product delivery and sales support functions of approximately $13.0 million, partially offset by an increase of $7.2 million in personnel costs primarily related to expanding D&R and managed product support.
Operating Expenses
Research and Development Expense

	Year Ended December 31,		Change
	2025	2024	$	%
Research and development	$190,660	$173,126	$17,534	10.1%
% of revenue	22.2%	20.5%
Research and development expenses increased for the year ended December 31, 2025 as compared to the same period in 2024, primarily driven by an increase in personnel cost, inclusive of stock-based compensation, of $14.5 million, third-party cloud infrastructure costs of $2.6 million and professional fees of $1.3 million related to the development of new and enhanced products.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2025	2024	$	%
Sales and marketing	$317,665	$298,809	$18,856	6.3%
% of revenue	36.9%	35.4%
Sales and marketing expenses increased for the year ended December 31, 2025 as compared to the same period in 2024, primarily driven by an increase in personnel costs of $14.6 million driven by a shift in the nature of certain roles and responsibilities between product delivery and sales support functions of $13.0 million. The increase in sales and marketing expense was additionally driven by an increase in marketing and advertising costs of $3.1 million related to external marketing events and related activities and an increase of $1.2 million related to office expenses from internal corporate events, partially offset by a decrease in amortization expense of $1.1 million.

General and Administrative Expense

	Year Ended December 31,		Change
	2025	2024	$	%
General and administrative	$84,861	$86,002	$(1,141)	(1.3)%
% of revenue	9.9%	10.2%
General and administrative expenses decreased for the year ended December 31, 2025 as compared to the same period in 2024, primarily driven by a decrease in hosting expenses of $1.8 million associated with enterprise softwares and cloud computing costs, a decrease in professional fees of $0.9 million from investor related expenses, and a decrease in office related expenses of $0.9 million partially offset by an increase in personnel costs of $1.6 million.
Interest Income

	Year Ended December 31,		Change
	2025	2024	$	%
Interest income	$23,019	$21,063	$1,956	9.3%
% of revenue	2.7%	2.5%
Interest income increased for the year ended December 31, 2025 compared to the same period in 2024, primarily due to higher average investment balances this year compared to prior year, as well as favorable market interest rates.
Interest Expense

	Year Ended December 31,		Change
	2025	2024	$	%
Interest expense	$(10,436)	$(10,963)	$527	(4.8)%
% of revenue	(1.2)%	(1.3)%
Interest expense remained consistent in the year ended December 31, 2025 compared to the same period in 2024.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2025	2024	$	%
Other income (expense), net	$6,030	$(3,680)	$9,710	(263.9)%
% of revenue	0.7%	(0.4)%
Other income (expense), net increased for the year ended December 31, 2025 compared to the same period due to gains on foreign currency transactions resulting in an increase in unrealized gains primarily related to the British Pound Sterling and recognition of realized gains during the period.
Provision for income taxes

	Year Ended December 31,		Change
	2025	2024	$	%
Provision for income taxes	$6,800	$15,929	$(9,129)	(57.3)%
% of revenue	0.8%	1.9%
Provision for income taxes decreased by $9.1M in 2025 compared to 2024. This decrease was driven by a $3.2M decrease in the domestic provision and a $5.9M decrease in the international provision for the year ended December 31, 2025. The decrease in the domestic provision is primarily related to the immediate expensing of domestic research and development costs from the One Big Beautiful Bill Act ("OBBBA") provisions and the international provision decrease is primarily related to tax expense recorded in 2024 for an intercompany sale of intellectual property as part of post-acquisition strategy related to the acquisition of Minerva Labs Ltd..
Key Metrics
We monitor the following key metrics to help us measure and evaluate the effectiveness of our operations and as a means to evaluate period-to-period comparisons. We believe that both management and investors benefit from referring to these key metrics as supplemental information in assessing our performance and when planning, forecasting, and analyzing future periods. These key metrics also facilitate management's internal comparisons to our historical performance as well as comparisons to certain competitors' operating results. We believe these key metrics are useful to investors both because they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and also because they are used by institutional investors and the analyst community to help evaluate the health of our business (in thousands, except percentages):

	Year Ended December 31,
	2025	2024	2023
Total revenue	$859,794	$844,007	$777,707
Year-over-year growth	1.9%	8.5%	13.5%
Non-GAAP income from operations	$135,732	$163,508	$102,221
Non-GAAP operating margin	15.8%	19.4%	13.1%
Free cash flow	$130,122	$154,083	$84,034

	As of December 31,
	2025	2024
Annualized recurring revenue (“ARR”)	$839,850	$839,819
Year-over-year change	—%	4.2%
Number of customers	11,674	11,727
Year-over-year change	(0.5)%	1.7%
ARR per customer	$71.9	$71.6
Year-over-year change	—%	2.5%
Total Revenue and Growth. We are focused on driving continued revenue growth through increased sales of our products and professional services to new and existing customers. We monitor total revenue and believe it is useful to investors as a measure of the overall success of our business.
Non-GAAP Income from Operations and Non-GAAP Operating Margin. We monitor non-GAAP income from operations and non-GAAP operating margin, which are non-GAAP financial measures, to analyze our financial results. We believe non-GAAP income from operations and non-GAAP operating margin are useful to investors, as supplements to U.S. GAAP measures, in evaluating our ongoing operational performance and enhancing an overall understanding of our past financial performance and allowing for greater transparency with respect to metrics used by our management in its financial and operational decision-making. See "Non-GAAP Financial Results" below for further information on non-GAAP income from operations and a reconciliation of non-GAAP income from operations to the comparable GAAP financial measure.
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

Annualized Recurring Revenue and Growth. ARR is defined as the annual value of all recurring revenue related to active contracts as of the last day of the period. ARR is measured at a specific point in time and does not incorporate consideration of any anticipated contract terminations or other prospective events, regardless of whether such events may exert a favorable or adverse influence on the metric. ARR should be viewed independently of revenue and deferred revenue, as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates and does not include revenue reported as professional services revenue in our consolidated statement of operations. We use ARR and believe it is useful to investors as a measure of the overall success of our business.
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
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt issuance costs and certain other items such as acquisition-related expenses, non-ordinary course litigation-related expenses, impairment of long-lived assets, induced conversion expense, change in the fair value of derivative assets, restructuring expense and discrete tax items. Non-GAAP net income per basic and diluted share is calculated as non-GAAP net income divided by the weighted average shares used to compute net income per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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
•Anti-dilutive impact of capped call transaction. Our Capped Calls are intended to offset potential dilution from the conversion features in our convertible senior notes. Although we cannot reflect the anti-dilutive impact of the capped call transactions under GAAP, we do reflect the anti-dilutive impact of the capped call transactions in non-GAAP net income (loss) per diluted share, when applicable, to provide investors with useful information in evaluating our financial performance on a per share basis.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
GAAP total gross profit	$604,754	$592,972	$545,661
Stock-based compensation expense	9,641	12,208	11,005
Amortization of acquired intangible assets	17,693	17,163	18,386
Non-GAAP total gross profit	$632,088	$622,343	$575,052

	Year Ended December 31,
	2025	2024	2023
GAAP gross profit – product subscriptions	$601,206	$583,359	$537,028
Stock-based compensation expense	7,464	10,376	8,439
Amortization of acquired intangible assets	17,693	17,163	18,386
Non-GAAP gross profit – product subscriptions	$626,363	$610,898	$563,853

	Year Ended December 31,
	2025	2024	2023
GAAP gross profit – professional services	$3,548	$9,613	$8,633
Stock-based compensation expense	2,177	1,832	2,566
Non-GAAP gross profit – professional services	$5,725	$11,445	$11,199
The following table reconciles GAAP income (loss) from operations to non-GAAP income from operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
GAAP income (loss) from operations	$11,568	$35,035	$(84,288)
Stock-based compensation expense	104,335	107,961	111,636
Amortization of acquired intangible assets	19,296	19,951	21,499
Acquisition-related expenses(1)	533	751	363
Impairment of long-lived assets	—	—	30,784
Restructuring expense(2)	—	(190)	22,227
Non-GAAP income from operations	$135,732	$163,508	$102,221
(1) For the years ended December 31, 2025, 2024 and 2023, acquisition-related expenses included $0.5 million, $0.8 million, and $0.4 million, respectively of accretion expense related to contingent consideration recorded in connection with our July 2024 acquisition of Noetic.
(2) For the year ended December 31, 2024, restructuring expense was recorded within general and administrative expense in our consolidated statement of operations.

The following table reconciles GAAP net income (loss) to non-GAAP net income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
GAAP net income (loss)	$23,381	$25,526	$(152,815)
Stock-based compensation expense	104,335	107,961	111,636
Amortization of acquired intangible assets	19,296	19,951	21,499
Acquisition-related expenses	533	751	363
Amortization of debt issuance costs	4,211	4,447	4,138
Induced conversion expense	—	—	53,889
Restructuring expense	—	(190)	22,227
Discrete tax items	—	4,692	—
Non-GAAP net income	$151,756	$163,138	$107,232
Interest expense of convertible senior notes(1)	5,595	6,285	6,462
Numerator for non-GAAP earnings per share calculation	$157,351	$169,423	$113,694

Weighted average shares used in GAAP earnings per share calculation, basic	64,727,551	62,607,583	60,756,087
Dilutive effect of convertible senior notes(1)	10,679,754	11,183,611	10,429,891
Dilutive effect of employee equity incentive plans(2)	275,587	576,068	916,134
Weighted average shares used in non-GAAP earnings per share calculation, diluted	75,682,892	74,367,262	72,102,112

Non-GAAP net income per share:
Basic	$2.34	$2.61	$1.76
Diluted	$2.08	$2.28	$1.58
(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. On an if converted basis, for the year ended December 31, 2025, the 2029 Notes, 2027 Notes and 2025 Notes were dilutive, for the year ended December 31, 2024 the 2029 Notes, 2027 Notes and 2025 Notes were dilutive, and for the year ended December 31, 2023 the 2029 Notes and 2027 Notes were dilutive and the 2025 Notes were anti-dilutive.
(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net income (loss) to adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
GAAP net income (loss)	$23,381	$25,526	$(152,815)
Interest income	(23,019)	(21,063)	(10,177)
Interest expense	10,436	10,963	64,700
Other (income) expense, net	(6,030)	3,680	14,522
Provision (benefit) for income taxes	6,800	15,929	(518)
Depreciation expense	9,767	11,059	14,047
Amortization of intangible assets	35,669	33,834	31,892
Stock-based compensation expense	104,335	107,961	111,636
Acquisition-related expenses	533	751	363
Impairment of long-lived assets	—	—	30,784
Restructuring expense	—	(190)	22,227
Adjusted EBITDA	$161,872	$188,450	$126,661
The following table reconciles net cash provided by operating activities to free cash flow for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$153,827	$171,670	$104,278
Less: Purchases of property and equipment	(7,599)	(3,425)	(4,366)
Less: Capitalized internal-use software costs	(16,106)	(14,162)	(15,878)
Free cash flow	$130,122	$154,083	$84,034
Liquidity and Capital Resources
As of December 31, 2025, we had $246.7 million in cash and cash equivalents, $412.1 million in investments that have maturities ranging from one to fourteen months and an accumulated deficit of $964.7 million. Our principal sources of liquidity are cash and cash equivalents, investments, cash flow provided by operating activities and our Credit Agreement. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
On June 25, 2025 we entered into a credit agreement (the "Credit Agreement") that establishes a senior secured revolving credit facility and provides for borrowings in an aggregate principal amount of up to $200 million (the “Revolving Facility”, the loans thereunder, the “Revolving Loans” and the commitments thereunder, the “Revolving Commitments”).The Credit Agreement allows for incremental facilities up to the greater of $141 million or 75% of Consolidated EBITDA (as defined in the Credit Agreement). Additional incremental facilities may be incurred, subject to certain conditions. The proceeds of the Revolving Facility can be used to finance working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes. We are presently in full compliance with all applicable covenants. Furthermore, there exists a more than adequate capacity with respect to the affirmative covenants. Refer to Note 10, Debt, for additional information related to the credit agreement.
We believe that our existing cash and cash equivalents, our investments, our cash generated by operating activities and our available borrowings under our Credit Agreement will be sufficient to meet our operating and capital requirements for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, office facilities lease obligations, purchase commitments, including our cloud infrastructure services, potential future acquisitions of technology businesses and any election we make to redeem our convertible senior notes. Further, in January 2025, we entered into a cloud-services agreement with a cloud services provider that contains minimum spend commitments. The agreement provides for an annual commitment of $125.0 million per year over the next five years, with an additional $35.0 million obligation over the five-year period of the agreement, for an aggregate total commitment of $660.0 million. See Note 15, Commitments and Contingencies, in the Notes to our consolidated financial statements for more information regarding this commitment. In addition, certain measures have been implemented to prepare for the scheduled maturity and complete repayment of the 2027 Notes, which are due on March 15, 2027. As an integral component of these measures, cash management procedures have been refined to ensure the availability of adequate liquidity, thereby supporting uninterrupted operations and facilitating the fulfillment of obligations related to the 2027 Notes without the incurrence of additional indebtedness. Furthermore, the investment policy has been revised to restrict all new investments to instruments with maturities not exceeding twelve months. These actions collectively reinforce the organization’s commitment to prudent financial management and maintenance of a robust liquidity position.
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
Cash Flows
The following table shows a summary of our cash flows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash, cash equivalents and restricted cash at beginning of period	$342,101	$214,127	$207,804
Net cash provided by operating activities	153,827	171,670	104,278
Net cash used in investing activities	(209,439)	(46,522)	(178,754)
Net cash (used in) provided by financing activities	(45,504)	5,582	79,597
Effects of exchange rates on cash, cash equivalents and restricted cash	5,679	(2,756)	1,202
Cash, cash equivalents and restricted cash at end of period	$246,664	$342,101	$214,127
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $153.8 million of cash and cash equivalents for the year ended December 31, 2025, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities was primarily driven by a net income of $23.4 million in addition to the significant beneficial adjustments to reconcile net income to net cash provided from operating activities of $104.3 million in stock-based compensation expense from stock awards granted to new and existing employees in order to attract and retain talent, $45.4 million of depreciation, from our fixed assets, and amortization, primarily from our internally-developed software and acquired intangibles. These cash provided amounts were offset by negative working capital for the year of $15.5 million, primarily driven by a decrease in accounts payable of $8.9 million resulting from expense being paid and less cash collected for future performance obligations resulting in a decrease in deferred revenue of $8.4 million.
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
Investing Activities
Investing activities used $209.4 million of cash for the year ended December 31, 2025, primarily driven $533.3 million in purchases of investments, which was partially offset by $351.3 million in proceeds from investment as we strategically utilize our cash to maximize return; $16.1 million for capitalization of internal-use software costs as we continue to develop new products and enhance our existing product catalog, and $7.6 million in capital expenditures to purchase computer equipment to support new and existing employees and leasehold improvements related to the new leases entered into in 2025.
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
Financing Activities
Financing activities used $45.5 million for the year ended December 31, 2025, which consisted primarily of $46.0 million of cash paid relating to the repayment of our 2025 convertible senior note, $4.1 million in cash paid relating to the earnout from our Noetic acquisition, and $3.0 million in withholding taxes paid for the net share settlement of equity awards, partially offset by cash provided by the purchase of stock by our employees through the employee stock purchase plan.
Financing activities provided $5.6 million of cash for the year ended December 31, 2024, which consisted primarily of $9.2 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan and $1.6 million in proceeds from the exercise of stock options, partially offset by $4.7 million in withholding taxes paid for the net share settlement of equity awards and $0.5 million in payments related to the acquisition of Noetic.
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

The majority of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine SSP of our products and services based on our overall pricing objectives using all information reasonably available to us, taking into consideration market conditions and other factors, including the geographic locations of our customers, negotiated discounts from price lists and selling method (i.e., partner or direct). When available, we use directly observable stand-alone transactions to determine SSP. When not regularly sold on a stand-alone basis, we estimate SSP for our products and services utilizing historical sales data, including discounts from list price. The historical data is aggregated and analyzed by geographic location and selling method to establish a median or average price. Once SSP is established it is applied consistently to all transactions involving that product or service.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of December 31, 2025 would not have been material to our financial condition or results of operations.
We enter into forward contracts designated as cash flow hedges to manage the foreign currency exchange rate risk associated with certain of our foreign currency denominated expenditures. The effectiveness of our existing hedging transactions and the availability and effectiveness of any hedging transactions we may decide to enter into in the future may be limited, and we may not be able to successfully hedge our exposure, which could adversely affect our financial condition and operating results. For further information, see Note 9, Derivatives and Hedging Activities, in the notes to our consolidated financial statements included in this Quarterly Report on Form 10-K. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency rates.
Interest Rate Risk
As of December 31, 2025, we had cash and cash equivalents of $246.7 million consisting of bank deposits and money market funds and investments of $412.1 million consisting of U.S. government agencies. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of December 31, 2025, the fair values of our 2027 Notes and 2029 Notes were $565.5 million and $272.9 million, respectively.
As of December 31, 2025, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of December 31, 2025, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Rapid7, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rapid7, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over products revenue
As discussed in Note 2 to the consolidated financial statements, the Company derives revenue primarily from product subscriptions revenue which consists of cloud-based subscriptions, managed services, term software licenses, content subscriptions and maintenance and support associated with its software licenses. For the year ended December 31, 2025, the Company recorded revenue of $860 million, which includes product subscriptions revenue of $831 million. The Company has high volumes of transactions and the processing and recording of the related product subscriptions revenue is reliant upon the Company’s information technology (IT) system.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of product subscriptions revenue, including the related IT system. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of product subscriptions revenue. We involved IT professionals with specialized skills and knowledge, who assisted in evaluating the design and testing the operating effectiveness of certain general IT and application controls. We performed a software-assisted data analysis to test the relationships among certain revenue transactions during the year. For a sample of product subscriptions revenue transactions, we determined the revenue to be recorded in the current period based on the underlying contract and compared it to the Company's recorded balances. In addition, we evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company's auditor since 2013.
Boston, Massachusetts
February 19, 2026

RAPID7, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$246,664	$334,686
Short-term investments	228,006	187,025
Accounts receivable, net of allowance for credit losses of $2,476 and $1,833 at December 31, 2025 and 2024, respectively	167,017	168,242
Deferred contract acquisition and fulfillment costs, current portion	48,370	52,134
Prepaid expenses and other current assets	47,230	44,024
Total current assets	737,287	786,111
Long-term investments	184,119	37,274
Property and equipment, net	31,990	32,245
Operating lease right-of-use assets	45,485	48,877
Deferred contract acquisition and fulfillment costs, non-current portion	66,978	73,672
Goodwill	575,268	575,268
Intangible assets, net	65,105	85,719
Other assets	20,232	12,868
Total assets	$1,726,464	$1,652,034
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,041	$18,908
Accrued expenses and other current liabilities	96,998	88,802
Convertible senior notes, current portion, net	—	45,895
Operating lease liabilities, current portion	16,176	15,493
Deferred revenue, current portion	451,155	461,118
Total current liabilities	575,370	630,216
Convertible senior notes non-current portion, net	892,284	888,356
Operating lease liabilities, non-current portion	59,908	68,430
Deferred revenue, non-current portion	29,971	27,078
Other long-term liabilities	14,201	20,243
Total liabilities	$1,571,734	$1,634,323
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at December 31, 2025 and 2024; 0 shares issued and outstanding at December 31, 2025 and 2024	$—	$—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at December 31, 2025 and 2024; 66,417,175 and 64,067,220 shares issued at December 31, 2025 and 2024, respectively; 65,846,920 and 63,496,965 shares outstanding at December 31, 2025 and 2024, respectively	658	635
Treasury stock, at cost, 570,255 shares at December 31, 2025 and 2024	(4,765)	(4,765)
Additional paid-in-capital	1,120,963	1,011,080
Accumulated other comprehensive income (loss)	2,527	(1,205)
Accumulated deficit	(964,653)	(988,034)
Total stockholders’ equity	154,730	17,711
Total liabilities and stockholders’ equity	$1,726,464	$1,652,034
The accompanying notes are an integral part of these consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Product subscriptions	$831,325	$808,906	$740,168
Professional services	28,469	35,101	37,539
Total revenue	859,794	844,007	777,707
Cost of revenue:
Product subscriptions	230,119	225,547	203,140
Professional services	24,921	25,488	28,906
Total cost of revenue	255,040	251,035	232,046
Total gross profit	604,754	592,972	545,661
Operating expenses:
Research and development	190,660	173,126	177,937
Sales and marketing	317,665	298,809	313,661
General and administrative	84,861	86,002	85,340
Impairment of long-lived assets	—	—	30,784
Restructuring	—	—	22,227
Total operating expenses	593,186	557,937	629,949
Income (loss) from operations	11,568	35,035	(84,288)
Other income (expense), net:
Interest income	23,019	21,063	10,177
Interest expense	(10,436)	(10,963)	(64,700)
Other income (expense), net	6,030	(3,680)	(14,522)
Income (loss) before income taxes	30,181	41,455	(153,333)
Provision (benefit) for income taxes	6,800	15,929	(518)
Net income (loss)	$23,381	$25,526	$(152,815)
Net income (loss) per share, basic	$0.36	$0.41	$(2.52)
Net income (loss) per share, diluted	$0.36	$0.40	$(2.52)
Weighted-average common shares outstanding, basic	64,727,551	62,607,583	60,756,087
Weighted-average common shares outstanding, diluted	65,001,955	63,183,651	60,756,087
The accompanying notes are an integral part of these consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$23,381	$25,526	$(152,815)
Other comprehensive income (loss):
Change in fair value of cash flow hedges	1,590	(1,723)	797
Adjustment for net losses (gains) realized on cash flow hedges and included in net income (loss), net of taxes	1,556	(546)	724
Total change in unrealized gains (losses) on cash flow hedges	3,146	(2,269)	1,521
Change in unrealized gains (losses) on investments	586	(280)	$1,234
Total other comprehensive income (loss)	3,732	(2,549)	2,755
Comprehensive income (loss)	$27,113	$22,977	$(150,060)
The accompanying notes are an integral part of these consolidated financial statements.

RAPID7, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	59,720	$597	487	$(4,764)	$746,249	$(1,411)	$(860,745)	$(120,074)
Stock-based compensation expense	—	—	—	—	110,809	—	—	110,809
Issuance of common stock under employee stock purchase plan	330	3	—	—	11,320	—	—	11,323
Vesting of restricted stock units	1,454	15	—	—	(15)	—	—	—
Shares withheld for employee taxes	(113)	(1)	—	—	(5,569)	—	—	(5,570)
Issuance of common stock upon exercise of stock options	216	2	—	—	3,051	—	—	3,053
Issuance of common stock related to acquisition	107	1	—	—	(1)	—	—	—
Repurchase of common stock issued in related to acquisition	—	—	83	(1)	1	—	—	—
Purchase of capped called related to convertible senior notes	—	—	—	—	(36,570)	—	—	(36,570)
Reclassification of equity to derivative assets related to capped calls	—	—	—	—	33,029	—	—	33,029
Repurchase and inducement of convertible senior notes	—	—	—	—	35,881	—	—	35,881
Other comprehensive income	—	—	—	—	—	2,755	—	2,755
Net loss	—	—	—	—	—	—	(152,815)	(152,815)
Balance, December 31, 2023	61,714	$617	570	$(4,765)	$898,185	$1,344	$(1,013,560)	$(118,179)
Stock-based compensation expense	—	—	—	—	105,179	—	—	105,179
Issuance of common stock under employee stock purchase plan	292	3	—	—	9,243	—	—	9,246
Vesting of restricted stock units	1,435	15	—	—	(15)	—	—	—
Shares withheld for employee taxes	(104)	(1)	—	—	(4,729)	—	—	(4,730)
Vesting of equity awards previously classified as liabilities	27	—	—	—	1,652	—	—	1,652
Issuance of common stock upon exercise of stock options	133	1	—	—	1,565	—	—	1,566
Repurchase of common stock issued in relation to acquisition	—	—	1	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(2,549)	—	(2,549)
Net income	—	—	—	—	—	—	25,526	25,526
Balance, December 31, 2024	63,497	$635	571	$(4,765)	$1,011,080	$(1,205)	$(988,034)	$17,711
Stock-based compensation expense	—	—	—	—	100,225	—	—	100,225
Issuance of common stock under employee stock purchase plan	385	4	—	—	7,699	—	—	7,703
Vesting of restricted stock units	1,753	18	—	—	(18)	—	—	—
Shares withheld for employee taxes	(293)	(3)	—	—	(3,017)	—	—	(3,020)
Vesting of equity awards previously classified as liabilities	22	—	—	—	777	—	—	777
Issuance of common stock upon exercise of stock options	357	3	—	—	1,586	—	—	1,589
Issuance of common stock issued in relation to acquisition	126	1	—	—	2,631	—	—	2,632
Other comprehensive income	—	—	—	—	—	3,732	—	3,732
Net income	—	—	—	—	—	—	23,381	23,381
Balance, December 31, 2025	65,847	$658	571	$(4,765)	$1,120,963	$2,527	$(964,653)	$154,730
The accompanying notes are an integral part of these consolidated financial statements.

RAPID7, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$23,381	$25,526	$(152,815)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,436	44,893	45,939
Amortization of debt issuance costs	4,211	4,447	4,138
Stock-based compensation expense	104,335	107,961	111,636
Impairment of long-lived assets	—	—	30,784
Change in fair value of derivative assets	—	—	15,511
Deferred income taxes	(1,690)	791	(5,624)
Induced conversion expense	—	—	53,889
Other	(6,354)	(1,503)	469
Changes in assets and liabilities:
Accounts receivable	1,667	(5,480)	(14,021)
Deferred contract acquisition and fulfillment costs	10,457	(4,196)	(18,534)
Prepaid expenses and other assets	(10,223)	2,805	(4,125)
Accounts payable	(8,929)	2,777	5,449
Accrued expenses	10,090	(9,829)	2,422
Deferred revenue	(8,371)	(795)	30,472
Other liabilities	(10,183)	4,273	(1,312)
Net cash provided by operating activities	$153,827	$171,670	$104,278
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(37,301)	(34,841)
Purchases of property and equipment	(7,599)	(3,425)	(4,366)
Capitalization of internal-use software	(16,106)	(14,162)	(15,878)
Purchases of investments	(533,342)	(242,494)	(276,829)
Sales and maturities of investments	351,322	250,500	150,450
Purchase of strategic equity investments (See Note 5)	(5,500)	—	—
Other investing activities	1,786	360	2,710
Net cash used in investing activities	$(209,439)	$(46,522)	$(178,754)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs paid	—	—	292,091
Purchase of capped calls related to convertible senior notes	—	—	(36,570)
Payment of debt issuance costs	(1,693)	—	—
Payments for maturity of convertible senior notes	(45,992)	—	(199,998)
Payments related to business acquisitions	(4,091)	(500)	(2,250)
Proceeds from capped call settlement	—	—	17,518
Taxes paid related to net share settlement of equity awards	(3,020)	(4,730)	(5,570)
Proceeds from employee stock purchase plan	7,703	9,246	11,323
Proceeds from stock option exercises	1,589	1,566	3,053
Net cash (used in) provided by financing activities	(45,504)	5,582	79,597
Effect of exchange rate changes on cash ,cash equivalents and restricted cash	5,679	(2,756)	1,202
Net (decrease) increase in cash, cash equivalents and restricted cash	$(95,437)	$127,974	$6,323
Cash, cash equivalents and restricted cash, beginning of period	342,101	214,127	207,804
Cash, cash equivalents and restricted cash, end of period	$246,664	$342,101	$214,127
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	5,768	6,358	4,605
Cash paid for income taxes, net of payments	7,948	8,489	1,624
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	246,664	334,686	213,629
Restricted cash included in prepaid expenses, other current assets, and other assets	—	7,415	498
Total cash, cash equivalents and restricted cash	$246,664	$342,101	$214,127
The accompanying notes are an integral part of these consolidated financial statements.

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
Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024. Based on an analysis of quantitative and qualitative factors in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and as described further in Note 19, Immaterial Correction of an Error, we evaluated the errors and determined the related impacts were not material to our consolidated financial statements for the prior periods when they occurred, but that correcting the cumulative errors in the period detected would have been material to our results of operations for that period. Accordingly, we revised previously reported comparative financial information presented herein for such immaterial errors.
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
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. The majority of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine SSP of our products and services based on our overall pricing objectives using all information reasonably available to us, taking into consideration market conditions and other factors, including the geographic locations of our customers, negotiated discounts from price lists and selling method (i.e., partner or direct). When available, we use directly observable stand-alone transactions to determine SSP. When not regularly sold on a stand-alone basis, we estimate SSP for our products and services utilizing historical sales data, including discounts from list price. The historical data is aggregated and analyzed by geographic location and selling method to establish a median or average price. Once SSP is established it is applied consistently to all transactions including that product or service.
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
Product Subscriptions
Product subscriptions consist of revenue from our cloud-based subscription, term software licenses, managed services offerings, content subscriptions and maintenance and support associated with our software licenses.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the year ended December 31, 2025, we recognized revenue of $457.7 million that was included in the corresponding contract liability balance at the beginning of the period presented. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we would record a contract asset. As of December 31, 2025 and 2024, unbilled receivables of $2.7 million and $2.5 million are included in prepaid expenses and other current assets in our consolidated balance sheet. As of December 31, 2025 and 2024, we have no contract assets recorded on our consolidated balance sheet.
(d)Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2025, we had no restricted cash. As of December 31, 2024, we had $7.4 million of restricted cash recorded on our consolidated balance sheet in prepaid expenses, other current assets in letters of credit outstanding as collateral for certain office space leases.
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
We provide credit to customers in the normal course of business. Collateral is not required for accounts receivable, but ongoing credit evaluations of customers’ financial condition are performed. We maintain reserves for potential credit losses. No single customer, including channel partners, accounted for 10% or more of our total revenues in 2025, 2024 or 2023 or accounts receivable as of December 31, 2025 or 2024.
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
Periodically, fully depreciated property and equipment will be written off when no future economic benefits are expected.
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

Costs related to software developed, acquired or modified for internal use are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. These capitalized costs consist of internal compensation related costs and external direct costs. Costs related to software developed for internal use are amortized over an estimated useful life of 3 years. We capitalized $16.0 million, $14.2 million and $15.9 million of costs related to software developed for internal use in the years ended December 31, 2025, 2024 and 2023, respectively. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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

(n)Business Combinations
We allocate the fair value of purchase consideration to the tangible asset acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair value these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed any subsequent adjustments are recorded to the consolidated statements of operations. Determining the fair value of the tangible assets acquired, liabilities assumed and intangible assets requires management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, technology migration curves, discount rates, and useful lives. While we use our best estimates and judgments, our estimates are inherently uncertain and subject to refinement.
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
(o)Goodwill
We perform an annual goodwill impairment test each fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. For our goodwill impairment analysis, we operate with a single reporting unit. To test goodwill impairment, we perform a single-step goodwill impairment test to identify potential goodwill impairment. The single-step impairment test begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when the net assets of a reporting unit exceed its fair value. In performing the single step of the goodwill impairment testing and measurement process, we estimated the fair value of our single reporting unit using our market capitalization. In performing the single step of the goodwill impairment testing and measurement process, we estimated the fair value of our single reporting unit using our market capitalization. Based upon our assessment performed as of December 31, 2025, we concluded the fair value of our single reporting unit exceeded its carrying value and there was no impairment of goodwill.
(p)Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. We translate all monetary assets and liabilities denominated in foreign currencies into U.S. dollars using the exchange rates in effect at the balance sheet dates and non-monetary assets and liabilities using historical exchange rates. Foreign currency denominated expenses are re-measured using the average exchange rates for the period. Foreign currency transaction and re-measurement gains and losses are included in other income (expense), net in the consolidated statement of operations. In 2025, foreign currency transaction gains and foreign currency re-measurement gains were $0.9 million and $4.7 million, respectively. In 2024, foreign currency transaction gains and foreign currency re-measurement gains were $0.6 million and $3.8 million, respectively.
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

As of December 31, 2025 and 2024, our cash flow hedges have contractual maturities of eighteen months or less, and as of December 31, 2025 and 2024, outstanding forward contracts had a total notional value of $78.8 million and $50.4 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the years ended December 31, 2025 and 2024, all cash flow hedges were considered effective. Refer to Note 6, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
(s)Advertising
Advertising costs are expensed as incurred, and are recorded in sales and marketing expense in our consolidated statement of operations. We incurred $24.6 million, $21.7 million, and $22.4 million in advertising expense in 2025, 2024, and 2023, respectively.
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
(u)Net Income (Loss) per Share
We calculate basic net income (loss) per share by dividing our net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities, including stock options, RSUs, PSUs, the impact of our ESPP, common shares issued in connection with acquisitions and the impact of our convertible senior notes (“Notes”). We intend to settle any conversion of our Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income (loss) per share is considered using the if-converted method. For the years ended December 31, 2025, 2024 and 2023, the shares underlying the Notes were not considered in the calculation of diluted net loss per share as the effect would have been anti-dilutive.
(v)Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). This guidance is designed to enhance the transparency and decision usefulness of income tax disclosures. The amendments of this update are related to the rate reconciliation and income taxes paid, requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We adopted this standard prospectively for our fiscal year beginning on January 1, 2025.
Accounting Pronouncements Not Yet Effective
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
In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”), which clarifies that all public business entities initially adopt ASU 2024-03 in the first annual period beginning after December 15, 2026, with interim adoption in annual periods beginning after December 15, 2027. We are currently evaluating the effect of adopting this standard on our disclosures
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). This new guidance is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. ASU 2024-04 is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. We do not plan to early adopt this standard. We are currently evaluating the effect of adopting this standard on our disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments provide a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 and, for entities other than public business entities, permit a policy election to consider certain post-balance-sheet collection activity when the expedient is elected. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods; early adoption is permitted. We do not intend to early adopt. We are evaluating the effect on our allowance methodology for trade receivables and contract assets and on related current expected credit losses ("CECL") disclosures; depending on our election of the practical expedient, we may experience changes in estimation inputs, but we do not currently anticipate a material impact to our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The ASU modernizes the internal-use software guidance, including removing development “stages,” introducing a “probable-to-complete” recognition threshold and considerations of significant development uncertainty, superseding and relocating website development cost guidance, and enhancing disclosures (including applying certain ASC 360 disclosure requirements to capitalized software costs). ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual periods; early adoption is permitted with prospective, modified prospective, or retrospective transition alternatives. We do not plan to early adopt and are assessing the potential impact on capitalization timing, impairment assessments, useful lives, and expanded disclosures related to our internal-use software projects, including any cumulative-effect adjustments under the selected transition method.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvement to Interim Disclosure Requirements ("ASU 2025-11"). The ASU amends ASC Topic 270 to compile all interim disclosure requirements under one codification, introduces a material events disclosure requirement for interim periods, clarifies presentation of interim financial statements, allows entities to omit interim disclosures that would substantially duplicate their most recent annual disclosures, and clarifies these disclosure requirements apply to all entities that issue interim financial statements in accordance with U.S. GAAP. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027; early adoption is permitted and may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We do not plan to early adopt this standard and are currently evaluating its impact on our interim financial reporting processes and disclosures.
We will continue to monitor developments and implementation guidance related to these new accounting standards and will provide additional information regarding their impact as our evaluation progresses.
(3)    Revenue from Contracts with Customers
Disaggregated Revenue by geographic location:
Revenues by geographic area presented based upon the location of the customer are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$612,225	$614,085	$579,025
Rest of world	247,569	229,922	198,682
Total	$859,794	$844,007	$777,707
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2025 (in thousands). The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
Product subscriptions	$565,859	$270,397
Professional services	13,105	4,665
Total	$578,964	$275,062
Deferred contract acquisition and fulfillment costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs, which primarily consist of capitalized sales commissions, for the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$125,806	$121,609
Capitalization of contract acquisition and fulfillment costs	47,334	57,796
Amortization of deferred contract acquisition and fulfillment costs	(57,792)	(53,599)
Ending balance	$115,348	$125,806
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

Subject to the terms of the merger agreement, we are required to pay consideration of up to $20.0 million to Noetic shareholders based on the achievement of certain performance targets (the “Earnout Consideration”), measured annually upon the first, second and third anniversaries of the closing date of the transaction (the “Earnout Period”). If all performance targets are achieved, approximately $13.1 million of Earnout Consideration will be paid in cash, and the remaining $6.9 million of Earnout Consideration will be issued to certain employees in the form of shares of our common stock subject to continued employment requirements over the Earnout Period. The approximate $6.9 million of the Earnout Consideration that is subject to continued employment will be recognized as stock-based compensation expense over the required employment period. The fair value of the portion of the Earnout Consideration that is not subject to continued employment is included as part of purchase consideration at the date of the acquisition. As of July 3, 2024, we determined the fair value of the contingent purchase consideration to be $12.1 million. The fair value of the contingent purchase consideration will be reassessed each reporting period and any required adjustment will be recorded to general and administrative expense. On October 3, 2025, we distributed $6.0 million as Earnout Consideration related to the initial Earnout Period. Of this amount, $4.1 million was settled in cash, while the remaining $1.9 million was settled through the issuance of 94,229 common stock units, determined by the attainment of certain performance objectives. As of December 31, 2025, the fair value of the contingent purchase consideration was $8.9 million which was recorded within accrued expenses and other current liabilities in our consolidated balance sheet. For the year ended December 31, 2025, we recorded approximately $0.5 million of accretion expense related to the contingent purchase consideration to general and administrative expense.
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
In June 2025, we issued 31,911 shares of common stock as the first installment of common stock issued to the two key Noetic employees.

The number of shares to be issued at each issuance date for both the Earnout Consideration and the Key Employee Consideration are determined by dividing the aggregate value by the 30-day average fair market value of our common stock on the issuance date, and therefore will be liability-classified until the final issuance dates. In the year ended December 31, 2025, we recognized stock-based compensation expense related to such shares in the amount of $4.2 million.

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
Our revenue and net income attributable to the Noetic business for the year ended December 31, 2025 was not material.

(5)    Investments
Our investments, which are all classified as available-for-sale, consisted of the following:

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S government agencies	$411,424	$701	$—	$412,125
Total assets	$411,424	$701	$—	$412,125

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S government agencies	224,187	328	(216)	224,299
Total assets	$224,187	$328	$(216)	$224,299
As of December 31, 2025 and December 31, 2024, our available-for-sale investments had maturities ranging from one to fourteen and from one to seventeen months, respectively.
On October 30, 2025, we entered into a Simple Agreement for Future Equity (“SAFE”) in conjunction with a license and resale agreement with an independent cybersecurity cloud application detection and response organization (“the investee”). Pursuant to the terms of the agreement, we provided capital in the amount of $5.5 million to the investee, which is convertible into shares of the investee contingent upon the attainment of a minimum valuation threshold of $70 million. The SAFE instrument is convertible at the greater of the SAFE price or the discount price, as stipulated in the agreement. The investment in the SAFE is accounted for at cost, subject to adjustments for impairment and observable changes in fair value, and is presented on the consolidated balance sheets within the category of Other Assets.
For all of our investments for which the amortized cost basis was greater than the fair value at December 31, 2025 and December 31, 2024, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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

The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Description:
Assets:
U.S. government agencies	$412,125	$—	$—	$412,125
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	1,868	—	1,868
Total assets	$412,125	$1,868	$—	$413,993
Liabilities:
Contingent consideration (other current liabilities)	—	—	8,864	8,864
Total liabilities	$—	$—	$8,864	$8,864

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Description:
Assets:
U.S. government agencies	$224,299	$—	$—	$224,299
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets and other assets)	—	96	—	96
Total assets	$224,299	$96	$—	$224,395
Liabilities:
Contingent consideration (other current liabilities and other long-term liabilities)	—	—	12,422	12,422
Foreign currency forward contracts designated as cash flow hedges (other current liabilities and other long term liabilities)	—	1,415	—	1,415
Total liabilities	$—	$1,415	$12,422	$13,837
Cash and cash equivalents are excluded from the table above as carrying amounts reported in our consolidated balance sheet equal or approximate fair value. As of December 31, 2025, the fair value of our 0.25% and 1.25% convertible senior notes due 2027 and 2029, as further described in Note 10, Debt, was $565.5 million and $272.9 million, respectively, based upon quoted market prices. We consider the fair value of the Notes (as defined in Note 10, Debt) to be a Level 2 measurement due to limited trading activity of the Notes. As of December 31, 2025, the fair value of our contingent consideration, as further described in Note 4, Business Combinations, was $8.9 million and is classified as a Level 3 measurement based on inputs not observable in the market.
Our SAFE investment, as described in Note 5, Investments, is accounted for as an equity investment under the measurement alternative per ASC 321 as there was no readily determinable fair value. Accordingly, the investment is measured at cost, less impairment, and adjusted for observable price changes in orderly transactions for an identical or a similar investment of the same issuer. The investment had a carrying amount of $5.5 million as of December 31, 2025 and is included within other assets as a long-term asset on the consolidated balance sheets. We did not recognize any impairment or observable price changes related to this investment for the year ended December 31, 2025.

(7)    Property and Equipment
Property and equipment are recorded at cost and consist of the following (in thousands):

	As of December 31,
	2025	2024
Computer equipment and software	$23,728	$28,789
Furniture and fixtures	11,893	10,960
Leasehold improvements	61,456	57,051
Total	97,077	96,800
Less accumulated depreciation	(65,087)	(64,555)
Property and equipment, net	$31,990	$32,245
We recorded depreciation expense of $9.8 million, $11.1 million, and $14.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, we wrote off $9.1 million of fully depreciated computer equipment and software, in accordance with our policy as described in Note 2.
(8)    Goodwill and Intangibles
Goodwill was $575.3 million as of December 31, 2025 and 2024.
The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Carrying Amount
Balance at December 31, 2023	$536,351
Noetic acquisition	38,917
Balance at December 31, 2024	575,268
Balance at December 31, 2025	$575,268
The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs (in thousands):

		As of December 31, 2025			As of December 31, 2024
	Weighted-Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Developed technology	6.3	$146,855	$(111,886)	$34,969	$146,855	$(94,193)	$52,662
Customer relationships	4.3	12,000	(11,906)	94	12,000	(10,363)	1,637
Trade names	5.0	2,619	(2,619)	—	2,619	(2,559)	60
Total acquired intangible assets		161,474	(126,411)	35,063	161,474	(107,115)	54,359
Internal-use software	3.0	83,934	(53,892)	30,042	68,878	(37,518)	31,360
Total intangible assets		$245,408	$(180,303)	$65,105	$230,352	$(144,633)	$85,719
Intangible assets are expensed on a straight-line basis over the useful life of the asset. Amortization expense was $35.7 million, $33.8 million, and $31.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of December 31, 2025 was as follows (in thousands):

2026	$28,868
2027	16,478
2028	6,113
2029	3,243
2030	3,243
2031 and thereafter	1,166
Total	$59,111
The table above excludes the impact of $6.0 million of capitalized internal-use software costs for projects that have not been completed as of December 31, 2025, and therefore, all the costs associated with these projects have not been incurred.

(9)    Derivative and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of eighteen months or less, and as of December 31, 2025 and 2024, outstanding forward contracts had a total notional value of $78.8 million and $50.4 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the years ended December 31, 2025 and 2024, all cash flow hedges were considered effective. Refer to Note 6, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
(10)    Debt
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

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1000 principal	Initial Conversion Price	Number of shares (in millions)
2025 Notes	May 1, 2025	2.25%	November 1, 2020	2.88%	May 1 and November 1	16.3875	61.02	0.8
2027 Notes	March 15, 2027	0.25%	September 15, 2021	0.67%	March 15 and September 15	9.6734	103.38	5.8
2029 Notes	March 15, 2029	1.25%	March 15, 2024	1.69%	March 15 and September 15	15.4213	64.85	4.6
On May 1, 2025, we paid $46.5 million to redeem the outstanding portion of the 2025 Notes, including the outstanding principal amount and accrued interest through the maturity date of the 2025 Notes.
The 2027 Notes and the 2029 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures between us, as issuer, and U.S. Bank Trust Company, National Association, as trustee (the “Indentures”). The total net proceeds from the 2025 Notes, the 2027 Notes and the 2029 Notes offerings, after deducting initial purchase discounts and debt issuance costs, were $222.8 million, $585.0 million and $292.0 million, respectively.
As of December 31, 2025, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders.
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
The net carrying amount of the Notes as of December 31, 2025 and 2024 was as follows (in thousands):

	2025 Notes			2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2024	$45,992	$(97)	$45,895	$600,000	$(5,564)	$594,436	$300,000	$(6,080)	$293,920
Amortization of debt issuance costs	—	97	97	—	2,520	2,520	—	1,408	1,408
Principal payment upon maturity	(45,992)	—	(45,992)	—	—	—	—	—	—
Balance at December 31, 2025	$—	$—	$—	$600,000	$(3,044)	$596,956	$300,000	$(4,672)	$295,328
Interest expense related to the Notes was as follows (in thousands):

	Year Ended December 31,
	2025				2024				2023
	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$345	$1,500	$3,750	$5,595	$1,035	$1,500	$3,749	$6,284	$3,795	$1,500	$1,167	$6,462
Amortization of debt issuance costs	97	2,520	1,408	4,025	307	2,513	1,435	4,255	1,066	2,487	394	3,947
Induced conversion expense	—	—	—	—	—	—	—	—	53,889	—	—	53,889
Total interest expense	$442	$4,020	$5,158	$9,620	$1,342	$4,013	$5,184	$10,539	$58,750	$3,987	$1,561	$64,298
Capped Calls
We entered into privately negotiated capped call transactions with certain counterparties in connection with the issuance of the 2025 Notes (the "2025 Capped Calls"), the 2027 Notes (the "2027 Capped Calls"), and the 2029 Notes (the “2029 Capped Calls” and, together with the 2025 Capped Calls and the 2027 Capped Calls, the “Capped Calls”).
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
The 2025 Capped Calls expired in full on April 29, 2025. We did not elect to exercise any portion of the 2025 Capped Calls prior to expiration.
For accounting purposes, the 2025 Capped Calls, the 2027 Capped Calls and the 2029 Capped Calls are separate transactions, and not part of the terms of the 2025 Notes, the 2027 Notes and the 2029 Notes. The 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives.
Credit Agreement
On June 25, 2025 (the "Closing Date"), we entered into a credit agreement (the "Credit Agreement"), by and among us, Rapid7 LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, that provides for a $200.0 million revolving credit facility with a letter of credit sublimit of $20.0 million. The Credit Agreement allows for incremental facilities up to the greater of $141 million or 75% of Consolidated EBITDA (as defined in the Credit Agreement), which we currently would be able to utilize, if needed. Additional incremental facilities may be incurred, subject to certain conditions. We incurred fees of $1.7 million in connection with entering into the Credit Agreement. The fees are recorded in other current and non-current assets on the consolidated balance sheet and are amortized on a straight-line basis over the contractual term of the arrangement. Under the terms of the Credit Agreement, we are required to pay a commitment fee on the unused portion of the credit facility. The commitment fee rate is determined by our total net leverage ratio and that of our subsidiaries, ranging from 0.20% to 0.25% per annum on the unused portion of the credit facility. The commitment fee is expensed as incurred and included within interest expense on the consolidated statement of operations. The Credit Agreement matures on the fifth anniversary of the Closing Date or, if certain specified liquidity conditions are not satisfied, 91 days prior to the earliest maturity date of either the 2027 or the 2029 Notes. The Credit Agreement also contains certain affirmative and negative covenants, including a requirement to maintain a minimum interest coverage ratio for the duration of the Credit Agreement and a maximum net leverage ratio.
The borrowings under the Credit Agreement bear interest at a variable annual rate based on either the Secured Overnight Financing Rate (SOFR) subject to a floor of zero or alternate base rate plus, in each case, a fixed margin, which varies depending on our net leverage ratio. As of December 31, 2025, we did not have any outstanding borrowings under the Credit Agreement.
We recorded $0.2 million of amortization of debt issuance costs related to the Credit Agreement for the year ended December 31, 2025.
As of December 31, 2025, we had a total of $5.6 million in letters of credit outstanding as collateral for certain office space leases which reduce the amount of borrowing availability under our Credit Agreement.

(11)    Leases
Our leases primarily relate to office facilities that have remaining terms of up to 6.3 years, some of which include one or more options to renew with renewal terms of up to 5 years and some of which include options to terminate the leases within 1 year. All of our leases are classified as operating leases.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease costs	$15,730	$16,129
Short-term lease costs	1,874	951
Variable lease costs	9,009	8,825
Total lease costs	$26,613	$25,905
Supplemental balance sheet information related to the operating leases was as follows:

	As of December 31,
	2025	2024
Weighted average remaining lease terms (in years)	4.1	4.9
Weighted average discount rate	6.4%	6.4%
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$22,528	$22,870
ROU assets obtained in exchange for new lease obligations	$7,795	$4,488
Maturities, which are the undiscounted cash flows, of operating lease liabilities are as follows (in thousands):

As of December 31, 2025
2026	$20,699
2027	20,635
2028	21,361
2029	18,663
2030	3,900
2031 and thereafter	1,342
Total lease payments	$86,600
Less: imputed interest	(10,516)
Total	$76,084
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

As of December 31, 2025, the shares of common stock authorized to be issued under the 2015 Plan totaled 27,582,571 and there were 6,060,448 shares of common stock available for grant.

We recognize stock-based compensation expense for all awards on a straight-line basis over the applicable vesting period, which is generally three to four years.
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options, purchase rights issued under our employee stock purchase plan (“ESPP”), and earnout consideration and key employee consideration shares related to acquisitions was classified in the accompanying consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense:
Cost of revenue	$9,641	$12,208	$11,005
Research and development	39,357	37,566	39,183
Sales and marketing	28,230	28,718	30,350
General and administrative	27,107	29,469	31,098
Total stock-based compensation expense	$104,335	$107,961	$111,636
The unrecognized stock-based compensation expense and estimated weighted average amortization periods remaining at December 31, 2025 was as follows:

	Unrecognized Compensation Expense (in thousands)	Weighted-Average Amortization Period Remaining (in years)
RSUs and PSUs	$109,985	2.0
Purchase rights under our ESPP	1,491	0.6
Earnout and key employee consideration shares	$2,835	0.9
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2025, 2024, and 2023 bonus plans, including permitting executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash). In the fourth quarter of 2025, the Compensation Committee approved the elimination of the option for certain employees to receive earned bonuses in common stock (in lieu of cash). For the year ended December 31, 2025, no stock-based compensation expense was recognized related to such bonuses. During the years ended December 31, 2024 and 2023, we recognized expense of $0.9 million and $1.6 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of December 31, 2024 and 2023. For employees, including executive officers, who elect to receive their bonuses in the form of common stock (in lieu of cash), the payouts are expected to be made in the form of fully vested stock awards in the first quarter of the following year pursuant to our 2015 Equity Incentive Plan, as amended. The number of shares underlying such awards is determined by dividing the dollar value of the actual bonus award payment by the 30-day average closing price per share of our common stock on the date of grant.
(b) Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
RSUs and PSUs activity during the years ended December 31, 2025, 2024 and 2023 was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2022	3,001,443	$83.88
Unvested balance as of Granted	2,304,140	48.83(1)
Vested	(1,453,713)	73.29(1)
Forfeited	(1,137,444)	67.93(1)
Unvested balance as of December 31, 2023	2,714,426	66.40(1)
Granted	2,563,810	53.99
Vested	(1,462,352)	64.78
Forfeited	(962,649)	62.16
Unvested balance as of December 31, 2024	2,853,235	57.25
Granted	3,659,632	28.00
Vested	(1,774,808)	53.65
Forfeited	(767,542)	48.92
Unvested balance as of December 31, 2025	3,970,517	$33.48
(1)The weighted average grant date fair values for RSUs and PSUs granted, vested and forfeited during fiscal year 2023, as well as the weighted average grant date fair value of awards unvested as of December 31, 2023 have been revised from prior period disclosures. Refer to Note 19, Immaterial Correction of an Error, for further information.
In January 2025, our Compensation Committee awarded 181,067 PSUs that required the achievement of net annualized recurring revenue (“Net ARR”) and Adjusted EBITDA targets for the 2025 fiscal-year to earn any payout. Net ARR is defined as the change in the annual value of all recurring revenue related to contracts in place at year end. In addition, the portion of the PSUs that are earned would be capped at a maximum of 200% of the target level payout and if certain net ARR or Adjusted EBITDA goals were not met, no PSUs will be earned. The PSUs have a performance period of one year and the earned PSUs will vest in three equal installments following each of the first, second and third anniversary of the vesting commencement date, subject to the participant’s continuous service as of each such date. The 2025 target level attainment was 50%, and in the year ended December 31, 2025, we recorded $1.7 million of stock-based compensation expense related to these PSUs based on level of attainment of the performance criteria.

(c)Stock Options
The following tables summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	932,196	$12.70		$19,837
Granted	—	—
Exercised	(215,856)	14.14		6,519
Forfeited/cancelled	—	—
Outstanding as of December 31, 2023	716,270	12.26		32,115
Granted	—	—
Exercised	(133,182)	11.75		5,013
Forfeited/cancelled	(450)	7.73
Outstanding as of December 31, 2024	582,638	12.38		16,225
Granted	—	—
Exercised	(357,317)	11.71		5,077
Forfeited/cancelled	(2,089)	20.17
Outstanding as of December 31, 2025	223,232	13.38	1.0	498
Vested and exercisable as of December 31, 2025	223,232	$13.38	1.0	$498
(d)Employee Stock Purchase Plan
The number of shares reserved and available for issuance under our 2015 Employee Stock Purchase Plan (“ESPP”) automatically increases each January 1, beginning on January 1, 2016, by 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 (known as the “evergreen” provision) or such lesser number of shares as determined by our board of directors. As of December 31, 2025, the shares of common stock authorized to be issued under the ESPP totaled 6,005,108 and there were 3,327,135 shares of common stock available for grant.
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
The following table reflects the assumptions used in the Black-Scholes option pricing model to calculate the expense related to the ESPP:

	Year Ended December 31,
	2025			2024			2023
Expected term (in years)	0.5	-	1.0	0.5	-	1.0	0.5	-	1.0
Expected volatility	41	-	47%	37	-	47%	47	-	68%
Risk-free interest rate	3.6	-	3.8%	4.0	-	5.4%	4.5	-	5.5%
Expected dividend yield	—			—			—
Grant date fair value per share	$5.61	-	$6.34	$9.96	-	$17.25	$11.70	-	$20.07

The following table provides the number of common shares issued to employees, the purchase prices and aggregate proceeds for the purchase dates in the years ended December 31, 2025, 2024 and 2023:

	September 15, 2025	March 14, 2025	September 13, 2024	March 15, 2024			September 15, 2023	March 15, 2023
Common shares issued	198,074	186,793	144,445	147,445			152,419	177,886
Purchases prices	$16.52	$23.79	$29.08	$33.78	and	$39.78	$33.78	$34.71
Aggregate proceeds (in millions)	$3.3	$4.4	$4.2	$5.0			$5.1	$6.1
(13)    Income Taxes
We have provided for current and deferred U.S. federal, state, and foreign income taxes for all tax jurisdictions in which we operate.
Income (loss) before income taxes included in the consolidated statements of operations was as follows (in thousands):

	As of December 31,
	2025	2024	2023
United States	$21,244	$35,699	$(139,295)
Foreign	8,937	5,756	(14,038)
Income (loss) before Income taxes	$30,181	$41,455	$(153,333)
Income tax expense included in the consolidated statements of operations was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(948)	$2,426	$428
State and Local	3,038	2,848	1,361
Foreign	6,400	9,864	3,317
Total current tax expense	$8,490	$15,138	$5,106
Deferred:
Federal	$—	$12	$9
State and local	—	—	2
Foreign	(1,690)	779	(5,635)
Total deferred tax expense (benefit)	(1,690)	791	(5,624)
Income tax expense (benefit)	$6,800	$15,929	$(518)
As of January 1, 2025, we elected to adopt ASU 2023-09 prospectively. Refer to Note 2, Summary of Significant Accounting Policies - Accounting Pronouncements Recently Adopted, for additional detail regarding our adoption.

The reconciliation of the federal statutory rate of 21% to the effective income tax rate for the year ended December 31, 2025 subsequent to the adoption of ASU 2023-09 was as follows (in thousands, except for percents):

	As of December 31,
	2025
U.S. Federal Statutory Tax Rate	$6,338	21.0%
State and Local Income Tax, Net of Federal Income Tax Effect*	2,400	8.0%
Effect of Cross-Border Tax Laws
Subpart F Income	650	2.2%
Global Intangible Low Tax Income	5,128	17.0%
Other	187	0.6%
Tax Credits
Research and Development Credits	(2,578)	(8.5)%
Changes in Valuation Allowances	(27,430)	(90.9)%
Nontaxable or Nondeductible Items
Stock Compensation Adjustment	14,689	48.7%
Excess Officer's Compensation	2,135	7.1%
Other	253	0.8%
Other Adjustments
Impact of Filed Tax Returns	1,920	6.4%
Other	816	2.5%
Foreign Tax Effects
Brazil
Withholding Tax	390	1.3%
Canada
Impact of Filed Tax Returns	(317)	(1.0)%
Other	51	0.2%
Israel
Impact of Filed Tax Returns	600	2.0%
Stock Compensation Adjustment	1,159	3.8%
Tax Effect from Repatriation of Foreign Earnings	324	1.1%
Other	(355)	(1.2)%
United Kingdom
Changes in Valuation Allowances	2,628	8.7%
Impact of Filed Tax Returns	721	2.4%
Stock Compensation Adjustment	(4,135)	(13.7)%
Withholding Tax	1,008	3.3%
Other	(122)	(0.4)%
Other Jurisdiction	122	0.4%
Changes in Unrecognized Tax Benefits	218	0.7%
Effective Tax Rate	$6,800	22.5%

*State taxes in CA, FL, IL made up the majority (greater than 50 percent) of the tax effect in this category

The reconciliation of the federal statutory rate of 21% to the effective income tax rate for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09 was as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.0	(0.5)
Permanent differences	7.0	(0.9)
Stock-based compensation	15.7	(7.0)
Federal research and development credit	(18.5)	0.9
Foreign rate differential	3.0	0.3
Change in valuation allowance	(11.2)	(3.2)
Excess officers' compensation	5.5	(1.7)
Tax rate change	(13.4)	(3.4)
Induced conversion expense	—	(9.5)
Tax reserves	12.6	(0.1)
Provision to return	(0.5)	5.2
U.S. taxation of international operations	3.5	—
Other	7.7	(0.8)
Effective income tax rate	38.4%	0.3%
Income taxes paid during the year ended December 31, 2025 subsequent to the adoption of ASU 2023-09 was as follows (in thousands):

As of December 31,
2025
US Federal Taxes
United States	$559
US State and Local Taxes
California	461
Illinois	568
Other	886
Total US State and Local	$1,915

Foreign
Czech Republic	$687
Ireland	795
Israel	2,362
United Kingdom	939
Other	691
Total Foreign	$5,474
Total	$7,948

Net deferred tax assets and liabilities, as set forth in the table below, reflect the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Accruals and reserves	$1,027	$824
Net operating loss carryforwards	112,976	121,343
Deferred revenue	3,112	3,192
Depreciation	4,732	4,304
Research and development credits	15,489	13,697
Capitalized research and development	70,704	90,965
Operating lease liabilities	15,045	18,164
Stock-based compensation	14,042	12,290
Other	31	3,369
Gross deferred tax assets	$237,158	$268,148
Valuation allowance	(199,095)	(229,283)
Total deferred tax assets	$38,063	$38,865
Deferred tax liabilities:
Operating lease ROU assets	$(8,812)	$(10,329)
Deferred contract acquisition and fulfillment costs	(23,918)	(26,277)
Other	(4,329)	(2,944)
Total deferred tax liabilities	$(37,059)	$(39,550)
Net deferred tax assets (liabilities)	$1,004	$(685)
Valuation Allowance
As of December 31, 2025, we have evaluated the need for a valuation allowance on our deferred tax assets. In making this determination, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The valuation allowance decreased by $30.2 million for the year ended December 31, 2025, primarily due to the utilization of US federal and state net operating loss ("NOL"). This compares to a decrease of $2.4 million for the year ended December 31, 2024. We continue to record a full valuation allowance against our net deferred tax assets in the United States and U.K. We may release additional valuation allowances in future periods if positive evidence, such as projection of sustained future growth, supports the realization of such deferred tax assets. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release.
Net Operating Loss Carryforwards and Research and Development Credits
As of December 31, 2025, we had federal and state NOL carryforwards in the United States of $222.6 million and $240.3 million, respectively. Of these amounts, $219.1 million of federal and $30.9 million of state NOLs can be carried forward indefinitely. The remaining NOLs expire at various dates beginning in 2033. We had foreign NOL carryforwards of $234.2 million that can be carried forward indefinitely. We also had federal and state research and development credit and other state tax credit carryforwards of $10.8 million, $4.5 million and $1.0 million as of December 31, 2025, respectively. These credit carryforwards expire at various dates beginning in 2025.
As of December 31, 2025, our ability to utilize NOLs remains limited under IRC Sections 382 and 383 due to an ownership change we experienced in January 2018. We will not be precluded from realizing the NOL carryforwards and tax credits but may be limited in the amount we could utilize in any given tax year in the event that the federal and state taxable income exceeds the limitation imposed by Section 382. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.
Unrecognized Tax Benefits
We file income tax returns in all jurisdictions in which we operate. In the normal course of business, we are subject to examination by federal, state, and foreign tax authorities, where applicable. The statute of limitations for these jurisdictions is generally three to seven years. However, to the extent we utilize net operating losses or other similar carryforward attributes such as credits, the statute remains open to the extent of the net operating losses or credits that are utilized. We are currently under tax examination in Israel for tax years 2018 through 2023.
The following is a reconciliation of the beginning and ending balances of unrecognized tax benefits (excluding interest and penalties), in thousands:

Balance, January 1, 2025	$9,876
Additions for tax positions of prior years	113
Reductions for tax positions of prior years	(315)
Balance, December 31, 2025	$9,674
We have established reserves to provide for additional income taxes that management believes will more likely than not be due in future years. The reserves have been established based upon our assessment of the potential exposure. The change in our reserves during the year 2025 consists of $0.2 million of U.S. state reserves related to unrecognized tax benefits. During the next twelve months, we do not expect any change to our uncertain tax positions other than the accrual of interest in the normal course of business.
From time to time, we may receive income tax assessments from taxing authorities asserting additional tax liabilities owed. During the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority (“ITA”) of approximately 324 million Israeli New Shekels (approximately $102 million, based upon exchange rates as of December 31, 2025 between the Israeli New Shekel and the US Dollar) related to fiscal year 2021. Based on our interpretation of the regulations and available case law, we believe that the tax positions we have taken on our filed tax return in Israel are sustainable and we intend to defend our position through all available means. As such, we have not recorded any impact of the ITA assessment in our consolidated financial statements for the year ended December 31, 2025. We are continuing to monitor developments related to this matter and its impact on our existing income tax reserves for all open years. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected.
Other Tax Matters
On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act ("OBBBA"). The OBBBA changes the current tax law related to both corporate income taxes and deferred tax assets and liabilities, which we currently accounts for under ASC 740, Income taxes ("ASC 740"). The provisions include the immediate expensing of domestic research and development costs which reduced our U.S. federal cash tax payments for the remainder of 2025. Overall, OBBBA did not have a material impact on our financial statements
As of December 31, 2025, we have accumulated earnings generated by foreign subsidiaries. Except for unremitted earnings associated with our Israel legal entity, we have not recognized a deferred tax liability for the majority of these unremitted earnings as our intention is to indefinitely reinvest these accumulated earnings in our foreign subsidiaries. During 2025, we recorded an incremental liability of $0.4 million related to the taxes expected to be imposed upon the repatriation of these unremitted foreign earnings from our Israel legal entity that are not considered indefinitely reinvested.

The Organization for Economic Co-operation and Development (“OECD”) Pillar Two Model Rules (“Pillar Two”) for the global 15% minimum tax have been adopted in a number of jurisdictions in which we operate. We are continuing to evaluate the potential impact on future periods of the Pillar Two framework, pending legislative adoption by additional individual countries.

(14)    Net Income (Loss) per Share
The following table summarizes the computation of basic and diluted net income (loss) per share of our common stock for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$23,381	$25,526	$(152,815)

Denominator:
Weighted-average common shares outstanding, basic	64,727,551	62,607,583	60,756,087
Weighted-average effect of dilutive shares:
Dilutive effect of equity incentive plans	274,404	576,068	—
Weighted-average common shares outstanding, diluted	65,001,955	63,183,651	60,756,087

Net income (loss) per share attributable to common stockholders, basic	$0.36	$0.41	$(2.52)
Net income (loss) per share attributable to common stockholders, diluted	$0.36	$0.40	$(2.52)
We intend to settle any conversion of our 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income per share is considered using the if-converted method. For the years ended December 31, 2025, 2024 and 2023, the shares underlying the Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive.
In connection with the issuance of the 2025 Notes, the 2027 Notes and the 2029 Notes, we entered into the 2025 Capped Calls, 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
As of December 31, 2025, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. As of December 31, 2024, the 2025 Notes were convertible at the option of the holder, however, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Options to purchase common stock	—	—	716,270
Unvested restricted stock units	—	—	2,983,020
Common shares issued in conjunction with acquisitions	—	227,316	115,051
Shares to be issued under ESPP	173,166	91,634	103,778
Convertible senior notes	10,679,754	11,183,611	11,183,611
Total	10,852,920	11,502,561	15,101,730

(15)    Commitments and Contingencies
(a)Purchase Obligations
As of December 31, 2025, we have non-cancellable firm purchase commitments primarily relating to cloud infrastructure services and software subscriptions.
The following table presents details of the future non-cancellable purchase commitments under these agreements as of December 31, 2025 (in thousands):

2026	$152,789
2027	140,807
2028	126,000
Thereafter	295,417
Total	$715,013
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
As permitted under Delaware law, we have entered into indemnification agreements with our officers and directors, indemnifying them for certain events or occurrences while they serve as officers or directors of Rapid7.
(e)Income Taxes
From time to time, we may receive income tax assessments from taxing authorities asserting additional tax liabilities owed. During the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority (“ITA”) of approximately 324 million Israeli New Shekels (approximately $102 million, based upon exchange rates as of December 31, 2025 between the Israeli New Shekel and the US Dollar) related to fiscal year 2021. Based on our interpretation of the regulations and available case law, we believe that the tax positions we have taken on our filed tax return in Israel are sustainable and we intend to defend our position through all available means. As such, we have not recorded any impact of the ITA assessment in our consolidated financial statements for the year ended December 31, 2025. We are continuing to monitor developments related to this matter and its impact on our existing income tax reserves for all open years. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected.
(16)    Employee Benefit Plan
In December 2008, we established a discretionary 401(k) plan in which all full-time U.S. employees above the age 18 are eligible to participate after they have been employed for us for 90 days following the applicable date of hire. Matching contributions to the 401(k) plan can be made at our discretion. In 2025, 2024 and 2023, we made discretionary contributions of $3.3 million, $3.5 million and $4.3 million, respectively, to the plan.
(17)    Segment Information and Information about Geographic Areas
We operate in a single reportable operating segment, providing product subscriptions and professional services to our customers. The operating segment’s accounting policies are consistent with those described in Note 2, Summary of Significant Accounting Policies. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. One of the measures of profit or loss that is used by our CODM to assess performance and allocate resources is consolidated net income, as reported in the consolidated statements of operations. Consolidated net income is used by our CODM in monitoring actual versus budgeted results as well as in benchmarking against our competitors, which are used in assessing performance of the segment.
The following table includes segment revenue, segment profit or loss, significant segment expenses and other segment expenses for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenue	$859,794	$844,007	$777,707
Adjusted total cost of revenue(1)	227,706	221,664	202,655
Adjusted research and development(1)	151,303	135,560	138,754
Adjusted sales and marketing(1)	287,892	267,483	280,703
Adjusted general and administrative(1)	57,161	55,792	53,374
Other segment expense, net(2)	112,351	137,982	255,036
Net income (loss)	$23,381	$25,526	$(152,815)
(1) Adjusted total cost of revenue excludes the impact of stock-based compensation expense and amortization of acquired intangible assets. Adjusted research and development excludes the impact of stock-based compensation expense. Adjusted sales and marketing excludes the impact of stock-based compensation and amortization of acquired intangible assets. Adjusted general and administrative excludes the impact of stock-based compensation, amortization of acquired intangible assets and acquisition-related expenses.
(2) Other segment expenses include stock-based compensation expense, amortization of acquired intangible assets, acquisition-related expenses, restructuring expense, interest income, interest expense, other income (expense) and provision for income taxes. See the consolidated financial statements for other financial information regarding our operating segment.
Property and equipment, net by geographic area was as follows (in thousands):

	Year Ended December 31,
	2025	2024
United States	$18,243	$22,613
Rest of World	13,747	9,632
Total	$31,990	$32,245

(18)    Restructuring
On August 7, 2023, our board of directors approved a restructuring plan that was designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities (collectively, the “Restructuring Plan”). The Restructuring Plan included a reduction of our workforce by approximately 16%.
In 2023, we incurred $22.2 million of restructuring charges which were recorded within restructuring in the consolidated statements of operations. In addition, we incurred $1.3 million of stock-based compensation expense related to acceleration of share-based awards. In 2023, we permanently closed certain idle office spaces in Plano, Texas, Los Angeles, California and Toronto, Canada, which resulted in an impairment loss of $3.6 million. Refer to Note 11, Leases, for further details on the impairment of long-lived assets.

During the first quarter of 2024, the execution of the Restructuring Plan was completed and we recorded $(0.2) million of restructuring charges within general and administrative expense in the consolidated statements of operations. Additionally, during the second quarter of 2024, the remaining payments were made, resulting in no remaining restructuring liability as of December 31, 2025.
(19)    Immaterial Correction of an Error
During the fourth quarter of 2024, we identified an immaterial error related to stock-based compensation expense associated with certain RSUs and PSUs granted during fiscal years 2023 and 2024 attributable to an improper valuation of the underlying awards, resulting in an understatement of stock-based compensation expense in 2023 and 2024.
In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the errors and determined that the related impact was not material to results of operations or financial position for any historical annual or interim period. As a result, the errors were corrected in our 2024 financial statements by adjusting prior period financial statements as of and for each of the quarterly and year-to-date periods shown below. Additionally, Note 12, Stock-Based Compensation, Note 13, Income Taxes and Note 14, Net Income (Loss) per Share, were adjusted in our 2024 financial statements to reflect the correction of the immaterial errors.
The following table sets forth the effect of the immaterial error correction to certain line items of our consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows as of and for the year ended December 31, 2023 (in thousands, except share amounts):

	Year Ended December 31, 2023
	As Reported	Adjustment	Revised
Consolidated Statement of Operations:
Cost of revenue - product subscriptions	$202,904	$236	$203,140
Cost of revenue - professional services	28,837	69	28,906
Research and development expense	176,776	1,161	177,937
Sales and marketing expense	312,636	1,025	313,661
General and administrative expense	84,276	1,064	85,340
Net income (loss)	(149,260)	(3,555)	(152,815)
Net income (loss) per share, basic	(2.46)	(0.06)	(2.52)
Net income (loss) per share, diluted	$(2.46)	$(0.06)	$(2.52)
Consolidated Statement of Cash Flows:
Net income (loss)	$(149,260)	$(3,555)	$(152,815)
Stock-based compensation expense	108,081	3,555	111,636
Net cash provided by operating activities	$104,278	$—	$104,278

	As of December 31, 2023
	As Reported	Adjustment	Revised
Consolidated Balance Sheet:
Additional paid-in capital	$894,630	$3,555	$898,185
Accumulated deficit	(1,010,005)	(3,555)	(1,013,560)
Total stockholders' deficit	$(118,179)	$—	$(118,179)
The following tables set forth the effect of the immaterial error corrections to (i) certain line items of our unaudited condensed consolidated statements of operations for the interim periods ended March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, as well as (ii) certain line items of our unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the interim periods ended March 31, 2024, June 30, 2024 and September 30, 2024. The immaterial error correction of these unaudited condensed consolidated financial statements for the 2024 interim periods was reflected when those statements were reproduced on a comparative basis in our Quarterly Reports on Form 10-Q throughout fiscal year 2025:

	Three Months Ended March 31, 2023			Three Months Ended June 30, 2023
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
	(unaudited, in thousands, except per share amounts)			(unaudited, in thousands, except per share amounts)
Consolidated Statement of Operations:
Cost of revenue - product subscriptions	$48,188	$36	$48,224	$51,148	$78	$51,226
Cost of revenue - professional services	7,811	10	7,821	7,016	22	7,038
Research and development expense	46,346	148	46,494	50,762	402	51,164
Sales and marketing expense	80,587	166	80,753	83,036	332	83,368
General and administrative expense	24,207	269	24,476	22,888	562	23,450
Net income (loss)	(25,915)	(629)	(26,544)	(66,782)	(1,396)	(68,178)
Net income (loss) per share, basic	(0.43)	(0.01)	(0.44)	(1.10)	(0.03)	(1.13)
Net income (loss) per share, diluted	$(0.43)	$(0.01)	$(0.44)	$(1.10)	$(0.03)	$(1.13)

	Three Months Ended September 30, 2023			Three Months Ended December 31, 2023
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
	(unaudited, in thousands, except per share amounts)			(unaudited, in thousands, except per share amounts)
Consolidated Statement of Operations:
Cost of revenue - product subscriptions	$51,261	$60	$51,321	$52,307	$62	$52,369
Cost of revenue - professional services	6,569	21	6,590	7,441	16	7,457
Research and development expense	39,940	309	40,249	39,729	302	40,031
Sales and marketing expense	75,699	284	75,983	73,314	243	73,557
General and administrative expense	17,866	(76)	17,790	19,314	309	19,623
Net income (loss)	(76,611)	(598)	(77,209)	20,048	(932)	19,116
Net income (loss) per share, basic	(1.25)	(0.01)	(1.26)	0.33	(0.02)	0.31
Net income (loss) per share, diluted	$(1.25)	$(0.01)	$(1.26)	$0.27	$(0.01)	$0.26

	Three Months Ended March 31, 2024
	As Reported	Adjustment	Revised
	(unaudited, in thousands, except per share amounts)
Consolidated Statement of Operations:
Cost of revenue - product subscriptions	$54,655	$79	$54,734
Cost of revenue - professional services	6,248	12	6,260
Research and development expense	40,990	378	41,368
Sales and marketing expense	72,805	290	73,095
General and administrative expense	19,835	93	19,928
Net income (loss)	2,258	(852)	1,406
Net income (loss) per share, basic	0.04	(0.02)	0.02
Net income (loss) per share, diluted	$0.03	$(0.01)	$0.02
Consolidated Statement of Cash Flows:
Net income	$2,258	$(852)	$1,406
Stock-based compensation expense	24,893	852	25,745
Net cash provided by operating activities	$31,070	$—	$31,070

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
	(unaudited, in thousands, except per share amounts)			(unaudited, in thousands, except per share amounts)
Consolidated Statement of Operations:
Cost of revenue - product subscriptions	$54,982	$125	$55,107	$109,637	$204	$109,841
Cost of revenue - professional services	5,866	19	5,885	12,114	31	12,145
Research and development expense	40,056	392	40,448	81,046	770	81,816
Sales and marketing expense	77,795	331	78,126	150,600	621	151,221
General and administrative expense	22,412	790	23,202	42,247	883	43,130
Net income (loss)	8,195	(1,657)	6,538	10,453	(2,509)	7,944
Net income (loss) per share, basic	0.13	(0.03)	0.10	0.13	(0.05)	0.08
Net income (loss) per share, diluted	$0.11	$(0.02)	$0.09	$0.11	$(0.03)	$0.08
Consolidated Statement of Cash Flows:
Net income (loss)				$10,453	$(2,509)	$7,944
Stock-based compensation expense				52,302	2,509	54,811
Net cash provided by operating activities				$63,928	$—	$63,928

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Reported	Adjustment	Revised	As Reported	Adjustment	Revised
	(unaudited, in thousands, except per share amounts)			(unaudited, in thousands, except per share amounts)
Consolidated Statement of Operations:
Cost of revenue - product subscriptions	$56,653	$121	$56,774	$166,290	$325	$166,615
Cost of revenue - professional services	6,364	19	6,383	18,478	50	18,528
Research and development expense	44,565	411	44,976	125,611	1,181	126,792
Sales and marketing expense	74,521	300	74,821	225,121	921	226,042
General and administrative expense	18,590	293	18,883	60,837	1,176	62,013
Net income (loss)	16,554	(1,144)	15,410	27,007	(3,653)	23,354
Net income (loss) per share, basic	0.26	(0.02)	0.24	0.43	(0.07)	0.36
Net income (loss) per share, diluted	$0.22	$(0.01)	$0.21	$0.36	$(0.04)	$0.32
Consolidated Statement of Cash Flows:
Net income (loss)				$27,007	$(3,653)	$23,354
Stock-based compensation expense				76,896	3,653	80,549
Net cash provided by operating activities				$107,897	$—	$107,897
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (2013). Based on this assessment, management concluded that as of December 31, 2025, our internal control over financial reporting was effective. This Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Inherent Limitations of Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Rapid7 have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
Item 9B. Other Information.
During the three months ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Act of 1934, as amended, adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, except that Mr. Thomas terminated his Rule 10b5-1 sales plan on November 24, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

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

10.6+
Amendment No. 1 to the Rapid7, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed on February 28, 2025).

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

10.10+
Letter Agreement, dated as of February 17, 2025, by and between Rapid7, Inc. and Christina Luconi (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed on February 28, 2025).

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

10.21+
Second Amendment to Employment Agreement, dated as of March 24, 2017, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on May 10, 2017).

10.22+
Third Amendment to Employment Agreement, dated as of August 7, 2023, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.23+
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
10.29
Cooperation Agreement, by and between Rapid7, Inc. and JANA Partners Management, LP, dated March 21, 2025. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on March 24, 2025).

10.30
Credit Agreement, dated June 25, 2025, by and among the Company, Rapid7 LLC, a Delaware limited liability company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.(incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on June 25, 2025.

10.31+	Rapid7, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-27496), file on August 8, 2025).
10.32
Letter Agreement, dated as of August 6, 2025, by and between Rapid7, Inc. and Tim Adams (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on August 7, 2025.

10.33+
Offer Letter, dated as of November 1, 2025, by and between Rapid7, Inc. and Rafe Brown (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on November 4, 2025).

10.34+
Severance and Equity Award Vesting Acceleration Letter Agreement, dated as of November 1, 2025, by and between Rapid7, Inc. and Rafe Brown (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on November 4, 2025).

19.1
Amended and Restated Insider Trading and Trading Window Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K (File No. 001-37496), filed on February 28, 2025).

21.1*	List of subsidiaries of Rapid7, Inc.
23.1*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID7, INC.

Date: February 19, 2026	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer

Date: February 19, 2026	By:	/s/ Rafeal E. Brown
Name: Rafeal E. Brown
Title: Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Corey E. Thomas and Rafe Brown, and each of them, as their true and lawful attorneys-in-fact and agents, each with the full power of substitution, for such person and in their name, place or stead, in any and all capacities, to sign any and all amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Corey E. Thomas	Chief Executive Officer and Director	February 19, 2026
Corey E. Thomas	(Principal Executive Officer)

/s/ Rafeal E. Brown	Chief Financial Officer	February 19, 2026
Rafeal E. Brown	(Principal Financial Officer)

/s/ Scott Murphy	Chief Accounting Officer	February 19, 2026
Scott Murphy	(Principal Accounting Officer)

/s/ Marc Brown	Director	February 19, 2026
Marc Brown

/s/ Michael Berry	Director	February 19, 2026
Michael Berry

/s/ Judy Bruner	Director	February 19, 2026
Judy Bruner

/s/ Benjamin Holzman	Director	February 19, 2026
Benjamin Holzman

/s/ J. Benjamin Nye	Director	February 19, 2026
J. Benjamin Nye

/s/ Thomas Schodorf	Director	February 19, 2026
Thomas Schodorf

/s/ Reeny Sondhi	Director	February 19, 2026
Reeny Sondhi

/s/ Mike Burns	Director	February 19, 2026
Mike Burns

/s/ Kevin Galligan	Director	February 19, 2026
Kevin Galligan

/s/ Wael Mohamed	Director	February 19, 2026
Wael Mohamed