Form 10-K/A
period 2025-12-31
Rapid7, Inc.
filed 2026-03-16
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
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
10-14
of this Annual Report on Form
10-K.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(“Amendment No. 1”) is being filed to amend the Annual Report on Form
10-K
for the fiscal year ended December 31, 2025 (the “Original Filing”), filed by Rapid7, Inc. with the U.S. Securities and Exchange Commission on February 19, 2026. The sole purpose of this Amendment No. 1 is to attach Exhibit 97, which was inadvertently omitted from the Original Filing.
Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the date of the Original Filing.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1, and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits

The following list of exhibits includes exhibits submitted with this Amendment No. 1 to the Annual Report on Form 10-K as filed with the SEC and others incorporated by reference to other filings.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Rapid7, Inc., as of June 3, 2020 (incorporated by reference Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on August 10, 2020).

3.2	Amended and Restated Bylaws of Rapid7, Inc., as of June 3, 2020 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed with the Securities and Exchange Commission on August 10, 2020).

4.1	Form of common stock certificate of Rapid7, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed on July 6, 2015).

4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 10.34 on Form 10-K (File No. 001-37496), filed on February 26, 2024).

4.3	Indenture, dated as of May 1, 2020, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on May 4, 2020).

4.4	Form of Global Note, representing Rapid7, Inc.’s 2.25% Convertible Senior Notes due 2025 (included in Exhibit 4.3).

4.5	Indenture, dated as of March 19, 2021, by and between Rapid7, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on March 19, 2021).

4.6	Form of Global Note, representing Rapid7, Inc.’s 0.25% Convertible Senior Notes due 2027 (included in Exhibit 4.5).

4.7	Indenture, dated as of September 8, 2023, by and between Rapid7, Inc. and U.S. Bank Trust Company. National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on September 8, 2023).

4.8	Form of Global Note, representing Rapid7, Inc.’s 1.25% Convertible Senior Notes due 2029 (included in Exhibit 4.7).

10.1	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on May 4, 2020).

10.2	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on March 19, 2021).

10.3	Form of Confirmation for Capped Call Transactions (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on September 5, 2023).

10.4+	2011 Stock Option and Grant Plan and Forms of Stock Option Agreement, Stock Option Exercise Notice and Restricted Stock Agreement thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed on June 11, 2015).

10.5+	Rapid7, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (file No. 001-37496), filed on July 19, 2021).

10.6+	Amendment No. 1 to the Rapid7, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed on February 28, 2025).

10.7+	Forms of Stock Option Agreement, Notice of Exercise, Stock Option Grant Notice and Restricted Stock Unit Agreement under the Rapid7, Inc. 2015 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-204874), filed on July 6, 2015).

10.8+	Rapid7, Inc. 2015 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on October 13, 2015).

10.9+	Form of Indemnification Agreement by and between Rapid7, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed on March 10, 2016).

10.10+	Letter Agreement, dated as of February 17, 2025, by and between Rapid7, Inc. and Christina Luconi (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed on February 28, 2025).

10.11	Stock Purchase Agreement, dated as of July 16, 2021, by and between Rapid7, Inc., Rapid7 International Holdings Limited, IntSights Cyber Intelligence Ltd., the Sellers and Shareholder Representative Services LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on July 19, 2021).

10.12	Lease dated November 16, 2017 between Podium Developer LLC and Rapid7, Inc (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on November 16, 2017).

10.13	Lease dated July 19, 2019 between Office Tower Developer LLC and Rapid7, Inc (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File no. 001-37496), filed with the Securities and Exchange Commission on July 25, 2019).

10.14	First Amendment to Lease, dated as of September 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on November 5, 2020).

10.15	Second Amendment to Lease, dated as of November 9, 2020 by and between Office Tower Developer LLC and Rapid7, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File no. 001-37496), filed on February 26, 2021).

10.16	Third Amendment to Lease, dated as of February 5, 2021 by and between Office Tower Developer LLC and Rapid7, Inc. (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File no. 001-37496), filed on February 26, 2021).

10.17+	Rapid7, Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on February 2, 2017).

10.19+	Employment Agreement, dated as of January 3, 2013, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-204874), filed on June 11, 2015).

10.20+	Amendment to Employment Agreement, dated as of April 4, 2016, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed with the Securities and Exchange Commission on April 5, 2016).

10.21+	Second Amendment to Employment Agreement, dated as of March 24, 2017, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on May 10, 2017).

10.22+	Third Amendment to Employment Agreement, dated as of August 7, 2023, by and between Rapid7, Inc. and Corey Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.23+	Offer Letter Agreement, dated as of October 3, 2016, by and between Rapid7, Inc. and Andrew Burton (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on October 4, 2016).

10.24+	Severance and Equity Award Vesting Acceleration Letter, dated as of March 28, 2017, by and between Rapid7, Inc. and Andrew Burton (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37496), filed on May 10, 2017).

10.25+	Severance and Equity Award Vesting Acceleration Agreement, dated as of August 8, 2023, by and between Rapid7, Inc. and Andrew Burton (incorporated by reference to Exhibit 10.2 on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.26+	Severance and Equity Award Vesting Acceleration Agreement, dated as of August 30, 2023, by and between Rapid7, Inc. and Tim Adams (incorporated by reference to Exhibit 10.3 on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.27+	Severance and Equity Award Vesting Acceleration Agreement, dated as of August 8, 2023, by and between Rapid7, Inc. and Christina Luconi (incorporated by reference to Exhibit 10.4 on Form 10-Q (File No. 001-37496), filed on November 6, 2023).

10.28+	Form of Performance Stock Unit Agreement under the Rapid7 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 on Form 10-K (File No. 001-37496), filed on February 26, 2024).

10.29	Cooperation Agreement, by and between Rapid7, Inc. and JANA Partners Management, LP, dated March 21, 2025. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on March 24, 2025).

10.30	Credit Agreement, dated June 25, 2025, by and among the Company, Rapid7 LLC, a Delaware limited liability company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.(incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on June 25, 2025.

10.31+	Rapid7, Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-27496), file on August 8, 2025).

10.32	Letter Agreement, dated as of August 6, 2025, by and between Rapid7, Inc. and Tim Adams (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on August 7, 2025.

10.33+	Offer Letter, dated as of November 1, 2025, by and between Rapid7, Inc. and Rafe Brown (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on November 4, 2025).

10.34+	Severance and Equity Award Vesting Acceleration Letter Agreement, dated as of November 1, 2025, by and between Rapid7, Inc. and Rafe Brown (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-37496), filed on November 4, 2025).

19.1	Amended and Restated Insider Trading and Trading Window Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-37496), filed on February 28, 2025).

21.1	List of subsidiaries of Rapid7, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File no. 001-37496), filed on February 19, 2026).

23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File no. 001-37496), filed on February 19, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File no. 001-37496), filed on February 19, 2026).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K (File no. 001-37496), filed on February 19, 2026).

97	Compensation Recoupment Policy, dated as of October 19, 2023 (incorporated by reference to Exhibit 97 on Form 10-K (File No. 001-37496), filed on February 26, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data file (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID7, INC.

Date: March 16, 2026	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer

Date: March 16, 2026	By:	/s/ Rafeal E. Brown
Name: Rafeal E. Brown
Title: Chief Financial Officer