Form 10-Q
period 2026-03-31
Rapid7, Inc.
filed 2026-05-05
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 1, 2026, there were 66,830,618 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

RAPID7, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$343,291	$246,664
Short-term investments	326,967	228,006
Accounts receivable, net of allowance for credit losses of $2,063 and $2,476 at March 31, 2026 and December 31, 2025, respectively	135,128	167,017
Deferred contract acquisition and fulfillment costs, current portion	47,342	48,370
Prepaid expenses and other current assets	47,617	47,230
Total current assets	900,345	737,287
Long-term investments	—	184,119
Property and equipment, net	30,492	31,990
Operating lease right-of-use assets	44,250	45,485
Deferred contract acquisition and fulfillment costs, non-current portion	65,554	66,978
Goodwill	593,334	575,268
Intangible assets, net	67,567	65,105
Other assets	18,101	20,232
Total assets	$1,719,643	$1,726,464
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,304	$11,041
Accrued expenses and other current liabilities	84,407	96,998
Convertible senior notes, current portion, net	597,574	—
Operating lease liabilities, current portion	17,964	16,176
Deferred revenue, current portion	442,260	451,155
Total current liabilities	1,154,509	575,370
Convertible senior notes non-current portion, net	295,666	892,284
Operating lease liabilities, non-current portion	53,987	59,908
Deferred revenue, non-current portion	28,417	29,971
Other long-term liabilities	12,292	14,201
Total liabilities	$1,544,871	$1,571,734
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	$—	$—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; 67,342,257 and 66,417,175 shares issued at March 31, 2026 and December 31, 2025, respectively; 66,772,002 and 65,846,920 shares outstanding at March 31, 2026 and December 31, 2025, respectively	667	658
Treasury stock, at cost, 570,255 shares at March 31, 2026 and December 31, 2025	(4,765)	(4,765)
Additional paid-in-capital	1,142,304	1,120,963
Accumulated other comprehensive income (loss)	89	2,527
Accumulated deficit	(963,523)	(964,653)
Total stockholders’ equity	174,772	154,730
Total liabilities and stockholders’ equity	$1,719,643	$1,726,464
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product subscriptions	$204,049	$203,935
Professional services	5,642	6,318
Total revenue	209,691	210,253
Cost of revenue:
Product subscriptions	59,154	54,368
Professional services	5,595	5,112
Total cost of revenue	64,749	59,480
Total gross profit	144,942	150,773
Operating expenses:
Research and development	48,354	47,888
Sales and marketing	78,934	79,400
General and administrative	18,212	23,586
Total operating expenses	145,500	150,874
Loss from operations	(558)	(101)
Other income (expense), net:
Interest income	5,612	5,758
Interest expense	(2,498)	(2,654)
Other (expense) income, net	(726)	1,802
Income before income taxes	1,830	4,805
Provision for income taxes	700	2,700
Net income	$1,130	$2,105
Net income per share, basic	$0.02	$0.03
Net income per share, diluted	$0.02	$0.03
Weighted average common shares outstanding, basic	66,174,341	63,835,945
Weighted average common shares outstanding, diluted	66,904,992	64,224,415
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$1,130	$2,105
Other comprehensive (loss) income:
Change in fair value of cash flow hedges	(2,617)	1,815
Adjustment for net losses (gains) realized on cash flow hedges and included in net income, net of taxes	927	(325)
Total change in unrealized (losses) gains on cash flow hedges	(1,690)	1,490
Change in unrealized (losses) gains on investments	(748)	134
Total other comprehensive (loss) income	(2,438)	1,624
Comprehensive (loss) income	$(1,308)	$3,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended March 31, 2026 and 2025
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	65,847	$658	571	$(4,765)	$1,120,963	$2,527	$(964,653)	$154,730
Stock-based compensation expense	—	—	—	—	18,717	—	—	18,717
Issuance of common stock under employee stock purchase plan	498	5	—	—	2,884	—	—	2,889
Vesting of restricted stock units	462	5	—	—	(5)	—	—	—
Shares withheld for employee taxes	(35)	(1)	—	—	(255)	—	—	(256)
Other comprehensive loss	—	—	—	—	—	(2,438)	—	(2,438)
Net income	—	—	—	—	—	—	1,130	1,130
Balance, March 31, 2026	66,772	$667	571	$(4,765)	$1,142,304	$89	$(963,523)	$174,772

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	63,497	$635	571	$(4,765)	$1,011,080	$(1,205)	$(988,034)	$17,711
Stock-based compensation expense	—	—	—	—	25,773	—	—	25,773
Issuance of common stock under employee stock purchase plan	187	2	—	—	4,444	—	—	4,446
Vesting of restricted stock units	356	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(37)	—	—	—	(1,303)	—	—	(1,303)
Vesting of equity awards previously classified as liabilities	22	—	—	—	777	—	—	777
Issuance of common stock upon exercise of stock options	157	1	—	—	1,588	—	—	1,589
Other comprehensive gain	—	—	—	—	—	1,624	—	1,624
Net income	—	—	—	—	—	—	2,105	2,105
Balance, March 31, 2025	64,182	$642	571	$(4,765)	$1,042,355	$419	$(985,929)	$52,722
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,130	$2,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,210	11,665
Amortization of debt issuance costs	1,045	1,019
Stock-based compensation expense	19,890	27,151
Deferred income taxes	(1,220)	—
Other	1,489	(1,153)
Changes in assets and liabilities:
Accounts receivable	31,405	27,668
Deferred contract acquisition and fulfillment costs	2,453	5,295
Prepaid expenses and other assets	1,632	(1,995)
Accounts payable	2,342	(6,555)
Accrued expenses	(14,753)	(20,325)
Deferred revenue	(11,114)	(12,874)
Other liabilities	(5,692)	(2,244)
Net cash provided by operating activities	$39,817	$29,757
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(23,345)	—
Purchases of property and equipment	(2,081)	(1,361)
Capitalization of internal-use software	(4,319)	(3,719)
Purchases of investments	—	(144,461)
Sales and maturities of investments	85,000	69,000
Other investing activities	—	1,328
Net cash provided by (used in) investing activities	$55,255	$(79,213)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(255)	(1,303)
Proceeds from employee stock purchase plan	2,889	4,446
Proceeds from stock option exercises	—	1,589
Net cash provided by financing activities	$2,634	$4,732
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,079)	1,334
Net increase (decrease) in cash, cash equivalents and restricted cash	$96,627	$(43,390)
Cash, cash equivalents and restricted cash, beginning of period	246,664	342,101
Cash, cash equivalents and restricted cash, end of period	$343,291	$298,711
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	2,625	1,571
Cash paid for income taxes, net of payments	782	992
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	343,291	291,462
Restricted cash included in prepaid expenses and other current assets	—	7,249
Total cash, cash equivalents and restricted cash	$343,291	$298,711
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies
Description of Business
Rapid7, Inc. and subsidiaries (“we,” “us” or “our”) specialize in AI-powered managed cybersecurity operations, trusted to advance organizations’ cyber resilience. Open and extensible, the Rapid7 Command Platform integrates security data, enriching it with AI, threat intelligence, and 25 years of expertise and innovation to reduce risk and disrupt attackers. With deep expertise in preemptive managed detection and response (MDR), Rapid7 unifies exposure and detection to transform the cybersecurity operations of more than 11,500 customers worldwide.

Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February, 19, 2026.
The unaudited condensed consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.
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
Significant Accounting Policies
Stock-Based Compensation
Stock-based compensation expense related to PSU awards with a market condition are measured at fair value using a Monte Carlo simulation model and the expense related to these awards is recognized on a straight-line basis, over the requisite service period of the awards, which is generally the vesting term.
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no other changes to the significant accounting policies during the three months ended March 31, 2026.

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
Effective January 1, 2026, the Company adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). This guidance is designed to reduce the cost and complexity of the pre-existing application of the current expected credit loss (Topic 326). It does this by introducing a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable; and a separate accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses. We adopted the standard prospectively and elected the practical expedient but did not adopt the accounting policy election. The adoption of ASU 2025-05 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). Entities are required to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. We do not plan to early adopt this standard and are currently evaluating the effect of adopting this standard.

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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended March 31, 2026 and 2025, we recognized revenue of $182.7 million and $185.6 million, respectively, that was included in the corresponding contract liability balance as of January 1 of each respective year. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we would record a contract asset. As of March 31, 2026 and December 31, 2025, unbilled receivables of $3.4 million and $2.7 million, respectively, are included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet. As of March 31, 2026 and December 31, 2025, we have no contract assets recorded on our unaudited condensed consolidated balance sheet.

Disaggregated Revenue by geographic location:
Revenues by geographic area presented based upon the location of the customer are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$147,025	$150,550
Rest of world	62,666	59,703
Total	$209,691	$210,253
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of March 31, 2026 (in thousands). The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
Product subscriptions	$552,648	$274,418
Professional services	13,092	4,454
Total	$565,740	$278,872
Deferred contract acquisition and fulfillment costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs, which primarily consist of capitalized sales commissions, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$115,348	$125,806
Capitalization of contract acquisition and fulfillment costs	11,419	9,273
Amortization of deferred contract acquisition and fulfillment costs	(13,871)	(14,569)
Ending balance	$112,896	$120,510
Note 3. Business Combinations
Kenzo Security, Inc.
On March 26, 2026, we acquired all of the equity interest of Kenzo Security, Inc. ("Kenzo"), a United States-based agentic AI security platform built to scale autonomous security investigations, for a purchase price with an aggregate fair value of $25.5 million. The purchase consideration consisted of $24.2 million in cash paid at closing and $1.3 million of deferred cash payments related to certain indemnities outlined in the purchase agreement. The acquisition further enhances our Command Platform, accelerating managed detection and response ("MDR") services from AI-assisted workflows to AI-driven, machine-speed security operations.
In connection with the acquisition, we committed to issue an aggregate value of $25.3 million of our common stock to two key employees of Kenzo (the "Key Employee Consideration"), subject to continued employment. These shares will be issued in three equal annual installments over a 36-month period, starting on the first anniversary of the closing date of the transaction. The Key Employee Consideration will be recognized as stock-based compensation expense over the required employment period. For the three months ended March 31, 2026, we recognized stock-based compensation expense related to the Key Employee Consideration of approximately $0.1 million. The number of shares to be issued at each issuance date will be determined by dividing the aggregate value by the 30-day average closing price per share of our common stock as of the issuance date. The Company's obligations with respect to the Key Employee Consideration will be presented as a liability on our unaudited condensed consolidated balance sheet during the vesting period.

The preliminary allocation of the purchase price is based on our initial estimates of the fair values of assets acquired and liabilities assumed and is subject to revision. The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of the developed technology intangible asset and goodwill. These valuations are pending the completion of third-party appraisals.
The following table summarizes the preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Consideration:
Cash	$24,167
Deferred cash consideration	1,348
Fair value of total consideration transferred	$25,515

Recognized amount of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$821
Accounts receivable	134
Prepaid and other current assets	46
Property and equipment, net	10
Accrued expenses and other current liabilities	(10)
Deferred revenue	(152)
Other long-term liabilities	(600)
Intangible asset	7,200
Total identifiable net assets assumed	$7,449
Goodwill	18,066
Total purchase price allocation	$25,515
We identified developed technology as the sole acquired intangible asset. The estimated fair value of the developed technology intangible asset was $7.2 million with an estimated useful life of the developed technology is 6 years, which was based on a preliminary valuation using a probability weighted expected return model (“PWERM”). As part of the PWERM, we made certain assumptions regarding the present value of the after-tax cash flows attributed to the developed technology at discount rate which reflected any risks associated with the developed technology and our weighted average cost of capital. Any future adjustments made to the fair value of the developed technology, any assets acquired, or liabilities assumed will be adjusted in the period they are determined and recognized with a corresponding adjustment to goodwill.
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

In the three months ended March 31, 2026, we recorded $0.5 million, of acquisition-related transaction costs related to the acquisition of Kenzo to general and administrative expense.

Our revenue and net income attributable to the Kenzo business for the three months ended March 31, 2026 was not material.

Noetic Cyber, Inc.
On July 3, 2024, we acquired Noetic Cyber, Inc, (“Noetic”) for an aggregate fair value of $51.2 million, which included a contingent consideration arrangement (the “Earnout Consideration”) of up to $20.0 million, measured annually over a three-year period (the "Earnout Period") based on the achievement of certain performance targets and continued employment requirements. If all performance targets are achieved, approximately $13.1 million of Earnout Consideration will be paid in cash, and the remaining $6.9 million will be settled in common stock, with the stock settled portion recognized as stock-based compensation expense over the required employment period. The cash-settled portion was included in purchase consideration at acquisition and is remeasured each reporting period, with changes recorded to general and administrative expense.
On October 3, 2025, we distributed $6.0 million as Earnout Consideration related to the initial Earnout Period. Of this amount, $4.1 million was settled in cash, while the remaining $1.9 million was settled through the issuance of 94,229 common stock units. As of March 31, 2026, the fair value of the contingent purchase consideration was $8.9 million which was recorded within accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet. For the three months ended March 31, 2026, we recorded approximately $0.1 million of accretion expense related to the contingent purchase consideration to general and administrative expense. In the three months ended March 31, 2026, we also recognized stock-based compensation expense related to these share-based awards in the amount of $1.0 million.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Noetic business combination.
Our revenue and net income attributable to the Noetic business for the three months ended March 31, 2026 was not material.
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following (in thousands):

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S government agencies	$327,013	$161	$(207)	$326,967
Total assets	$327,013	$161	$(207)	$326,967

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S government agencies	$411,424	$701	$—	$412,125
Total assets	$411,424	$701	$—	$412,125
As of March 31, 2026 and December 31, 2025, our available-for-sale investments had maturities ranging from one to eleven months and from one to fourteen months, respectively.
On October 30, 2025, we entered into a $5.5 million investment in a privately-held cybersecurity company via a Simple Agreement for Future Equity (“SAFE”). The investment in the SAFE is accounted for at cost, subject to adjustments for impairment and observable changes in fair value, and is presented on the unaudited condensed consolidated balance sheets within the category of Other Assets. During the three months ended March 31, 2026, we did not identify any impairments or observable price changes that would require an adjustment to the carrying value.
For all of our investments for which the amortized cost basis was greater than the fair value at March 31, 2026 and December 31, 2025, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.

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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Description:
Assets:
U.S. government agencies	$326,967	$—	$—	$326,967
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	626	—	626
Total assets	$326,967	$626	$—	$327,593
Liabilities:
Contingent consideration (other current liabilities)	—	—	8,947	8,947
Total liabilities	$—	$—	$8,947	$8,947

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Description:
Assets:
U.S. government agencies	$412,125	$—	$—	$412,125
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	1,868	—	1,868
Total assets	$412,125	$1,868	$—	$413,993
Liabilities:
Contingent consideration (other current liabilities)	—	—	8,864	8,864
Total liabilities	$—	$—	$8,864	$8,864
Cash and cash equivalents are excluded from the table above as carrying amounts reported in our unaudited condensed consolidated balance sheet equal or approximate fair value. As of March 31, 2026, the fair value of our 0.25% and 1.25% convertible senior notes due 2027 and 2029, as further described in Note 9, Debt, was $563.4 million and $251.3 million, respectively, based upon quoted market prices. We consider the fair value of the Notes (as defined in Note 9, Debt) to be a

Level 2 measurement due to limited trading activity of the Notes. As of March 31, 2026, the fair value of our contingent consideration, as further described in Note 3, Business Combinations, was $8.9 million and is classified as a Level 3 measurement based on inputs not observable in the market.
Our SAFE investment, as described in Note 4, Investments, is accounted for as an equity investment under the measurement alternative per ASC 321 as there was no readily determinable fair value. The SAFE had a carrying amount of $5.5 million as of March 31, 2026.
Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following (in thousands):

	As of March 31, 2026	As of December 31, 2025
Computer equipment and software	$23,375	$23,728
Furniture and fixtures	11,942	11,893
Leasehold improvements	61,456	61,456
Total	96,773	97,077
Less accumulated depreciation	(66,281)	(65,087)
Property and equipment, net	$30,492	$31,990
We recorded depreciation expense of $2.4 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, we wrote off $0.8 million of fully depreciated computer equipment and software, in accordance with our policy as described in Note 2, Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Note 7. Goodwill and Intangibles
Goodwill was $593.3 million as of March 31, 2026 and $575.3 million as of December 31, 2025. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Carrying Amount
Balance at December 31, 2025	$575,268
Kenzo acquisition	18,066
Balance at March 31, 2026	$593,334

The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs (in thousands):

		As of March 31, 2026			As of December 31, 2025
	Weighted Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Developed technology	6.3	$154,055	$(116,309)	$37,746	$146,855	$(111,886)	$34,969
Customer relationships	6.0	12,000	(11,976)	24	12,000	(11,906)	94
Trade names	0.0	2,619	(2,619)	—	2,619	(2,619)	—
Total acquired intangible assets		168,674	(130,904)	37,770	161,474	(126,411)	35,063
Internal-use software	3.0	88,031	(58,234)	29,797	83,934	(53,892)	30,042
Total intangible assets		$256,705	$(189,138)	$67,567	$245,408	$(180,303)	$65,105
Intangible assets are expensed on a straight-line basis over the useful life of the asset. Amortization expense was $8.8 million and $8.9 million for the three months ended March 31, 2026 and 2025, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of March 31, 2026 was as follows (in thousands):

2026 (for the remaining nine months)	$22,491
2027	19,345
2028	8,944
2029	4,587
2030	4,443
2031 and thereafter	2,653
Total	$62,463
The table above excludes the impact of $5.1 million of capitalized internal-use software costs for projects that have not been completed as of March 31, 2026, and therefore, all the costs associated with these projects have not been incurred.

Note 8. Derivative and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of fifteen months or less, and as of March 31, 2026 and December 31, 2025, outstanding forward contracts had a total notional value of $55.7 million and $78.8 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the three months ended March 31, 2026 and 2025, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
As of March 31, 2026, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders.
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
For additional details on the terms of our Notes, see Note 10, Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Accounting for the Notes
In accounting for the issuance of the Notes, the principal less debt issuance costs are recorded as debt on our consolidated balance sheet. The debt issuance costs are amortized to interest expense using the effective interest method over the contractual term of the Notes.
The net carrying amount of the Notes as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2025	$600,000	$(3,044)	$596,956	$300,000	$(4,672)	$295,328
Amortization of debt issuance costs	—	619	619	—	338	338
Balance at March 31, 2026	$600,000	$(2,425)	$597,575	$300,000	$(4,334)	$295,666
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended March 31,
	2026			2025
	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$375	$938	$1,313	$259	$375	$937	$1,571
Amortization of debt issuance costs	619	338	957	72	615	332	1,019
Total interest expense	$994	$1,276	$2,270	$331	$990	$1,269	$2,590
Capped Calls
We entered into privately negotiated capped call transactions with certain counterparties in connection with the issuance of the 2027 Notes (the "2027 Capped Calls") and the 2029 Notes (the “2029 Capped Calls” together with the 2027 Capped Calls, the “Capped Calls”).
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
The following table sets forth other key terms and premiums paid for the Capped Calls related to each series of Notes:

	Capped Calls Entered into in Connection with the Issuance of the 2027 Notes	Capped Calls Entered into in Connection with the Issuance of the 2029 Notes
Initial strike price, subject to certain adjustments	$103.38	$64.85
Cap price, subject to certain adjustments	$159.04	$97.88
Total premium paid (in thousands)	$76,020	$36,570
Expiration dates	January 1, 2027 - March 11, 2027	February 13, 2029 - March 13, 2029
For additional details on the terms of our Capped Calls, see Note 10, Debt, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
For accounting purposes, the 2027 Capped Calls and the 2029 Capped Calls are separate transactions, and not part of the terms of the 2027 Notes and the 2029 Notes. The 2027 Capped Calls and 2029 Capped Calls are recorded in stockholders' equity and are not accounted for as derivatives.

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
The borrowings under the Credit Agreement bear interest at a variable annual rate based on either the Secured Overnight Financing Rate (SOFR) subject to a floor of zero or alternate base rate plus, in each case, a fixed margin, which varies depending on our net leverage ratio. As of March 31, 2026, we did not have any outstanding borrowings under the Credit Agreement.
We recorded less than $0.1 million of amortization of debt issuance costs related to the Credit Agreement for the three months ended March 31, 2026.
As of March 31, 2026, we had a total of $5.6 million in letters of credit outstanding as collateral for certain office space leases which reduce the amount of borrowing availability under our Credit Agreement.

Note 10. Stock-Based Compensation
(a) General
Stock-based compensation expense for restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), stock options, purchase rights issued under our employee stock purchase plan, and earnout consideration and key employee consideration shares related to acquisitions was classified in the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense:
Cost of revenue	$1,716	$2,264
Research and development	8,406	10,386
Sales and marketing	5,071	7,241
General and administrative	4,697	7,260
Total stock-based compensation expense	$19,890	$27,151
We recognize stock-based compensation expense for all awards on a straight-line basis over the applicable vesting period, which is generally three to four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2026 and 2025 bonus plans. In 2025, this approval included permitting executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash), which was subsequently eliminated by the Compensation Committee in the fourth quarter of 2025 and not offered in 2026. For the three months ended March 31, 2025, we recognized stock-based compensation expense related to such bonuses in the amount of $0.3 million, based on the probable expected performance against the pre-established corporate financial objectives as of March 31, 2025.

(b) Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
Equity-classified RSUs and PSUs
RSUs and PSUs activity classified as equity during the three months ended March 31, 2026 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	3,970,517	$33.48
Granted	3,084,595	6.43
Vested	(462,447)	50.47
Forfeited	(478,009)	33.93
Unvested balance as of March 31, 2026	6,114,656	$18.51
As of March 31, 2026, the unrecognized compensation expense related to our unvested equity-classified RSUs and PSUs was $98.8 million, which will be recognized over an estimated weighted average amortization period of 2.29 years.

In March 2026, our Compensation Committee awarded 467,945 RSUs and 1,051,538 PSUs as inducement grants concurrently with the acquisition of Kenzo. The PSUs require the achievement of certain milestones based on our attainment of year over year managed MDR and security information and event management ("SIEM") annualized recurring revenue goals. The PSUs have two measurement and vesting dates through March 31, 2029, subject to the award recipients' continuous service as of each such date. If achievement of the milestones are not met, no PSUs will be earned. In the three months ended March 31, 2026, we recorded less than $0.1 million of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.

In February 2026, our Compensation Committee awarded 567,108 PSUs based on achievement of total new annualized recurring revenue ("New ARR") and adjusted EBITDA (pre-bonus) targets for fiscal year 2026, with each metric weighted 50%. New ARR is defined as the annual value of new recurring revenue from new and existing customer contracts executed during fiscal year 2026. Adjusted EBITDA Pre-Bonus is a non-GAAP measure that we define as net income before interest income, interest expense, other income (expense), net, provision for income taxes, depreciation expense, amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, litigation-related expenses, impairment of long-lived assets, restructuring expense, and corporate bonus expense. Payout ranges from 0%-150% of targets, with no PSUs earned if minimum performance thresholds are not achieved. The performance period is one year, and any earned PSUs will vest in three equal annual installments, subject to the participants' continuous service. For the three months ended March 31, 2026, we recorded $0.2 million of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.

Liability-classified PSUs
PSUs activity classified as liability during the three months ended March 31, 2026 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	—	$—
Granted	2,188,750	2.00
Unvested balance as of March 31, 2026	2,188,750	$2.00
As of March 31, 2026, the unrecognized compensation expense related to our unvested liability-classified PSUs was $4.2 million, which will be recognized over an estimated weighted average amortization period of 3.0 years.
In March 2026, the Company's Compensation Committee granted 2,188,750 PSUs to executive officers and other key employees under the 2015 Plan. These PSUs were granted under two separate plan designs with distinct payout targets, with 726,250 shares issued under Plan 1 and 1,462,500 issued under Plan 2. These PSUs contain market-based performance conditions tied to the achievement of specified stock price hurdles for our common stock over a three-year performance period ending March 31, 2029.
The PSUs are structured to be settled in cash upon vesting, unless the Compensation Committee makes a one-time irrevocable election to settle the awards in shares of Rapid7 common stock in lieu of cash. Once an election to settle the PSUs in common stock is made, it cannot be revoked, and the award will be settled exclusively in shares. Absent such an election, the awards will be settled in cash based on the fair market value of our common stock on the settlement date.

The number of shares that may ultimately vest is based on the specified price hurdles when our common stock closes at or above the specified price for 30 consecutive calendar days. The PSUs are also subject to continued employment through the end of the performance period, except in the case of certain qualifying terminations. The stock price thresholds and related payout percentages between the two plans are as follows:

	Price Hurdles
	Below $15.00	$15.00	$17.50	$20.00	$25.00	$30.00 or Higher
Plan 1	—%	50%	75%	100%	125%	150%
Plan 2	—%	—%	—%	100%	125%	150%

Given these PSUs contain a market-based vesting condition, we estimate the fair value of the awards using a Monte Carlo simulation model, which is required because the stock price hurdles affect the number of shares that will ultimately vest. The simulation models tens of thousands of potential stock price paths for the Company to estimate the probability of achieving various stock price hurdle outcomes. The expense is recognized over the requisite service period based on the award's fair value remeasured at each reporting date using a Monte Carlo simulation model, with cumulative expense adjusted in the period of each remeasurement to reflect changes in fair value. The following table summarizes the assumptions used in the Monte Carlo simulation model to estimate the fair value of the liability-classified PSUs as of March 31, 2026:

	Grant Date
	Plan 1	Plan 2
Expected term (in years)	3	3
Expected volatility	50.1%	50.1%
Risk-free interest rate	3.85%	3.85%
Expected dividend yield	—%	—%
Fair value per unit	$2.37	$1.81

As the awards default to cash settlement, the awards are classified as liabilities until such time as the Compensation Committee makes an irrevocable election to issue shares. As of March 31, 2026, the Compensation Committee has not approved a settlement in shares; therefore, these PSUs remain classified as a liability. The liability associated with these awards is initially measured at the estimated fair value of the award that is ultimately expected to vest on the grant date and is subsequently remeasured to fair value at each reporting date until the earlier of (i) settlement in cash or (ii) the election to settle the PSUs in shares. Changes in fair value are recognized as compensation expense (or a reduction thereof) in the period of change. The stock-based compensation expense associated with these awards will be recognized over the three-year performance period associated with the awards.
(c)Stock Options
The following tables summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	223,232	$13.38		$498
Forfeited/cancelled	(2,000)	12.80
Outstanding as of March 31, 2026	221,232	13.39	0.73	—
Vested and exercisable as of March 31, 2026	221,232	$13.39	0.73	$—
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
On March 13, 2026, we issued 498,051 shares of common stock to employees, with a purchase price of $5.80 per share, for aggregate proceeds of $2.9 million.

Note 11. Income Taxes

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Effective Tax Rate	38.3%	56.2%
The primary reconciling items between the Federal statutory tax rate of 21% and our overall effective rate for the three months ended March 31, 2026 were due to foreign taxes on our international operations, US federal and state income taxes, the impact of valuation allowance on deferred tax assets, and a discrete tax benefit related to our acquisition of Kenzo.
The primary reconciling items between the Federal statutory tax rate of 21% and our overall effective rate for the three months ended March 31, 2025 were due to foreign taxes on our international operations, state income taxes, and the impact of valuation allowance on deferred tax assets.

Note 12. Net Income (Loss) per Share
The following table summarizes the computation of basic and diluted net income per share of our common stock for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$1,130	$2,105

Denominator:
Weighted average common shares outstanding, basic	66,174,341	63,835,945
Weighted average effect of dilutive shares:
Dilutive effect of equity incentive plans	730,651	388,471
Weighted average common shares outstanding, diluted	66,904,992	64,224,415

Net income (loss) per share attributable to common stockholders, basic	$0.02	$0.03
Net income (loss) per share attributable to common stockholders, diluted	$0.02	$0.03
We intend to settle any conversion of our 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income per share is considered using the if-converted method. For the three months ended March 31, 2026 and 2025, the shares underlying the Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive.
In connection with the issuance of the 2027 Notes and the 2029 Notes, we entered into the 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
As of March 31, 2026, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. As of March 31, 2025, the 2025 Notes were convertible at the option of the holder, however, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Common shares issued in conjunction with acquisitions	2,474,514	309,561
Shares to be issued under ESPP	78,198	18,620
Convertible senior notes	10,429,891	11,183,611
Total	12,982,603	11,511,792

Note 13. Commitments and Contingencies
(a) Purchase Obligations
During the three months ended March 31, 2026 there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
(e) Income Taxes
From time to time, we may receive income tax assessments from taxing authorities asserting additional tax liabilities owed. During the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority (“ITA”) of approximately 324 million Israeli New Shekels (approximately $102 million, based upon exchange rates as of March 31, 2026 between the Israeli New Shekel and the US Dollar) related to fiscal year 2021. Based on our interpretation of the regulations and available case law, we believe that the tax positions we have taken on our filed tax return in Israel are sustainable and we intend to defend our position through all available means. As such, we have not recorded any impact of the ITA assessment in our unaudited condensed consolidated financial statements for the three months ended March 31, 2026. We are continuing to monitor developments related to this matter and its impact on our existing income tax reserves for all open years. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected.
Note 14. Segment Information and Information about Geographic Areas
We operate in a single reportable operating segment, providing product subscriptions and professional services to our customers. The operating segment’s accounting policies are consistent with those described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. Our chief operating decision maker (“CODM”) is our Chief Executive Officer. One of the measures of profit or loss that is used by our CODM to assess performance and allocate resources is consolidated net income, as reported in the unaudited condensed consolidated statements of operations. Consolidated net income is used by our CODM in monitoring actual versus budgeted results as well as in benchmarking against our competitors, which are used in assessing performance of the segment.

The following table includes segment revenue, segment profit or loss, significant segment expenses and other segment expenses for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenue	$209,691	$210,253
Adjusted total cost of revenue(1)	58,610	52,793
Adjusted research and development(1)	39,948	37,502
Adjusted sales and marketing(1)	73,792	71,507
Adjusted general and administrative(1)	12,909	16,098
Other segment expense, net(2)	23,302	30,248
Net income	$1,130	$2,105
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
(2) Other segment expenses include stock-based compensation expense, amortization of acquired intangible assets, acquisition-related expenses, discrete tax benefit, interest income, interest expense, other income (expense) and provision for income taxes. See the unaudited condensed consolidated financial statements for other financial information regarding our operating segment.
Property and equipment, net by geographic area was as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
United States	$16,888	$18,243
Rest of World	13,604	13,747
Total	$30,492	$31,990

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the SEC on February, 19, 2026. Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Special Note Regarding Forward-Looking Statements”.
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
• our ability to adapt to technological change and effectively enhance, integrate, innovate and scale our solutions and platform capabilities, including our Command Platform;
• our ability to capitalize on customer demand for consolidated security platforms and vendor consolidation trends, including out ability to deliver an integrated, open security operations platform;
• our ability to deliver, scale and operate managed services (including managed detection and response (“MDR”) and related offerings, including with respect to service quality, staffing, operating efficiency, and the integration of technology and expertise;
• our ability to effectively manage or sustain our growth and to sustain profitability;
• our ability to diversify our sources of revenue;
• potential acquisitions and our ability to successfully integrate acquired businesses, technologies and personnel, including the realization of anticipated benefits from such acquisitions;
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

• the outcomes of our initiatives that use artificial intelligence (“AI”), including the development, integration and effectiveness of AI-driven and autonomous (“agentic”) security capabilities within our solutions;
• the evolving threat landscape, including the increasing sophistication and frequency of cyberattacks, including those leveraging AI;
• costs associated with defending intellectual property infringement and other claims; and
• the future trading prices of our common stock and the impact of securities analysts’ reports on these prices.
These statements represent the beliefs and assumptions of our management based on information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.
As used in this report, the terms “Rapid7,” the “company,” “we,” “us,” and “our” mean Rapid7, Inc. and its subsidiaries unless the context indicates otherwise.
Overview
Rapid7 is a global leader in AI-powered managed cybersecurity operations, trusted to advance organizations’ cyber resilience. Open and extensible, the Rapid7 Command Platform integrates security data, enriching it with AI, threat intelligence, and 25 years of expertise and innovation to reduce risk and disrupt attackers. As a recognized leader in preemptive managed detection and response (MDR), Rapid7 unifies exposure and detection to transform the cybersecurity operations of customers worldwide. In today's rapidly evolving IT environment, customers are encountering escalating challenges due to the widening spectrum of attackers and techniques, including the proliferation of cyberattacks leveraging AI. We empower security professionals to manage a modern attack surface through our AI-driven technology, research, and broad, strategic expertise. Rapid7’s comprehensive security solutions, including our MDR services, next-gen security information and event management ("SIEM"), and exposure management help our global customers unify exposure management with threat detection and response to prioritize and reduce material risk, and eliminate threats with greater speed, precision, and consistency.
We believe that Rapid7 is poised to expand the capabilities of today's SecOps teams through our integrated, open data security operations platform which is powered by our AI-assisted workflows to AI-driven, machine-speed security operations. Rapid7 enables the Security Operations Center (“SOC”) to understand their fragmented attack surface through an attacker's perspective, thereby allowing them to proactively reduce exposures and better detect and respond to threats. Enriched by years of industry-leading risk research and managed services expertise, our integrated platform replaces reactive security with a preemptive, risk-aware approach that reduces attack surfaces and enables faster, more confident response through contextually rich insights and deep operational visibility.

In recent years, security leaders have increasingly prioritized consolidating fragmented point products into unified security operations platforms to improve visibility, operational efficiency, and risk outcomes. In 2022, Gartner reported that approximately 75% of organizations were pursuing security vendor consolidation as part of their SecOps strategies. This shift reflects mounting challenges associated with managing expanding attack surfaces, disconnected exposure data, escalating alert volume, and the need to continuously prioritize and respond to risk across complex environments. As a result, customers are seeking platforms that unify exposure management with threat detection and response, enabling them to identify where they are most vulnerable, anticipate how attackers may exploit those exposures, and respond with speed and precision. At the same time, customers are increasingly relying on MDR and adjacent managed services to deliver continuous expertise, higher-fidelity detection, and faster response outcomes that extend and augment internal SOC teams. In this context, organizations are prioritizing open, integrated security operations platforms that pair technology with expertise to deliver risk-aware detection and response across on-premise, cloud, identity, and external attack surfaces. We have been an active participant in advancing this shift toward consolidated SecOps by innovating across our open platform architecture, strengthening our exposure management and AI SOC capabilities, and expanding our managed services portfolio. As we continue to execute on our SecOps consolidation strategy, we are advancing innovation across our core platform capabilities and managed services to accelerate customer value and deliver a frictionless, integrated security operations experience.

As the threat landscape continues to grow in complexity, customers are demonstrating demand for integrated expertise to support them in effectively managing their security technologies. The convergence of these key trends – security consolidation, AI SOC capabilities, integrated cloud security, and expertise driven outcomes – forms the foundation of what our customers require for the modern SOC. Our focus is to be the leading provider of integrated, AI-driven security solutions infused with human expertise for the modern SOC by providing risk-aware detection and response that outpaces attackers and strengthens security program maturity.
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of March 31, 2026, we had over 11,500 customers in 150 countries, including 35% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three months ended March 31, 2026 and 2025.
Recent Developments
Kenzo Security Acquisition
On March 26, 2026, we acquired Kenzo Security, Inc. ("Kenzo") an agentic AI security platform built to scale autonomous security investigations for a purchase price with an aggregate fair value of $25.5 million. The purchase consideration consisted of $24.2 million in cash paid at closing and $1.3 million of deferred cash payments related to certain indemnities outlined in the purchase agreement. The acquisition further enhances our Command Platform, accelerating industry-leading MDR services from AI-assisted workflows to AI-driven, machine-speed security operations.
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
For the three months ended March 31, 2026 and 2025, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 97% and 96%, respectively, of total revenue.
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
Other (Expense) Income, Net
Other (expense) income, net consists primarily of the change in fair value of derivative assets and unrealized and realized gains and losses related to changes in foreign currency exchange rates.
Provision for Income Taxes
Provision for income taxes consists of domestic and foreign taxes on income and withholding taxes. We maintain a substantially full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits. We determined as of March 31, 2026 that it was more likely than not that these deferred tax assets will not be realized. However, we may release some of these valuation allowances in future periods if positive evidence, such as projection of sustained future growth, supports the realization of such deferred tax assets. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release.

Results of Operations
The following table presents the consolidated statement of operations data (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Product subscriptions	$204,049	$203,935
Professional services	5,642	6,318
Total revenue	209,691	210,253
Cost of revenue(1):
Product subscriptions	59,154	54,368
Professional services	5,595	5,112
Total cost of revenue	64,749	59,480
Operating expenses(1):
Research and development	48,354	47,888
Sales and marketing	78,934	79,400
General and administrative	18,212	23,586
Total operating expenses	145,500	150,874
Loss from operations	(558)	(101)
Interest income	5,612	5,758
Interest expense	(2,498)	(2,654)
Other (expense) income, net	(726)	1,802
Income before income taxes	1,830	4,805
Provision for income taxes	700	2,700
Net income	$1,130	$2,105
(1) Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense:
Cost of revenue	$1,716	$2,264
Research and development	8,406	10,386
Sales and marketing	5,071	7,241
General and administrative	4,697	7,260
Total stock-based compensation expense	$19,890	$27,151

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization expense:
Cost of revenue	$9,297	$8,674
Research and development	716	910
Sales and marketing	841	1,666
General and administrative	356	415
Total depreciation and amortization expense	$11,210	$11,665

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenue:
Product subscriptions	97.3%	97.0%
Professional services	2.7%	3.0%
Total revenue	100.0%	100.0%
Cost of revenue:
Product subscriptions	28.2%	25.9%
Professional services	2.7%	2.4%
Total cost of revenue	30.9%	28.3%
Operating expenses:
Research and development	23.1%	22.8%
Sales and marketing	37.6%	37.8%
General and administrative	8.7%	11.2%
Total operating expenses	69.4%	71.8%
Loss from operations	(0.3)%	(0.1)%
Interest income	2.7%	2.7%
Interest expense	(1.2)%	(1.3)%
Other (expense) income, net	(0.3)%	0.9%
Income before income taxes	0.9%	2.2%
Provision for income taxes	0.3%	1.3%
Net income	0.5%	0.9%
Comparison of the Three Months Ended March 31, 2026 and 2025
All numbers presented below are in thousands, except for percentages.
Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenue:
Product subscriptions	$204,049	$203,935	$114	0.1%
Professional services	5,642	6,318	(676)	(10.7)%
Total revenue	$209,691	$210,253	$(562)	(0.3)%
The decrease in total revenue for the three months ended March 31, 2026 as compared to the same period in 2025 was driven by a decrease in professional services revenue from less consulting testing performed in the first quarter of 2026. Revenue from product subscriptions was approximately flat.

Cost of Revenue

	Three Months Ended March 31,		Change
	2026	2025	$	%
Cost of revenue:
Product subscriptions	$59,154	$54,368	$4,786	8.8%
Professional services	5,595	5,112	483	9.4%
Total cost of revenue	$64,749	$59,480	$5,269	8.9%
Gross margin %:
Products	71.0%	73.3%
Professional services	0.8%	19.1%
Total gross margin %	69.1%	71.7%
The increase in total cost of revenue for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily driven by a $3.1 million increase in personnel costs related to supporting product delivery, a $0.9 million increase in cloud computing costs, a $0.6 million increase in amortization expense for capitalized internally-developed software, and a $0.5 million increase in facilities expenses. The increase was partially offset by $0.1 million decrease in subscription expense.
Operating Expenses
Research and Development Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
Research and development	$48,354	$47,888	$466	1.0%
% of revenue	23.1%	22.8%
Research and development expenses increased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily driven by a $2.5 million increase in personnel cost driven by an increase in headcount to further product development and offset by a $0.6 million decrease in impairment expense of capitalized internally-developed software projects, $0.5 million decrease in professional expenses, and $0.5 million decrease in hosting expenses.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
Sales and marketing	$78,934	$79,400	$(466)	(0.6)%
% of revenue	37.6%	37.8%
Sales and marketing expenses decreased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily driven by a $2.6 million decrease in personnel costs, primarily consisting of a $2.2 million decrease in SBC expense $1.3 million decrease in commissions, and offset by a $0.9 million increase to salaries and bonus costs. The decrease was also driven by a $0.6 million decrease in amortization of acquired intangibles. The decrease was partially offset by a $0.9 million increase in full time and contract labor costs. The decrease was partially offset by a $1.7 million increase to our sales related events and a $1.3 million increase to professional fees for consulting.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
General and administrative	$18,212	$23,586	$(5,374)	(22.8)%
% of revenue	8.7%	11.2%
General and administrative expenses decreased for the three months ended March 31, 2026 as compared to the same period in 2025, primarily driven by a decrease of $3.2 million personnel costs, which included a $2.6 million decrease in stock-based compensation expense due to fewer awards granted and more recent grants valued at a lower grant price. Additionally, professional fees decreased by $1.7 million, primarily related to certain consulting services, and a $1.2 million decrease in bad debt expense. The decrease was partially offset by an increase in hosting expenses of $0.6 million associated with enterprise software and cloud computing costs and $0.5 million of acquisition-related expenses associated with our acquisition of Kenzo.
Interest Income

	Three Months Ended March 31,		Change
	2026	2025	$	%
Interest income	$5,612	$5,758	$(146)	(2.5)%
% of revenue	2.7%	2.7%
Interest income slightly decreased for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to lower cash and investment balances this year compared to prior year.
Interest Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
Interest expense	$(2,498)	$(2,654)	$156	(5.9)%
% of revenue	(1.2)%	(1.3)%
Interest expense slightly decreased in the three months ended March 31, 2026 compared to the same period in 2025.
Other (Expense) Income, Net

	Three Months Ended March 31,		Change
	2026	2025	$	%
Other (expense) income, net	$(726)	$1,802	$(2,528)	(140.3)%
% of revenue	(0.3)%	0.9%
Other (expense) income, net decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to unrealized losses on foreign currency transactions resulting in an increase in unrealized losses as compared to unrealized gains in comparative periods primarily related to the British Pound Sterling and Euro.

Provision for income taxes

	Three Months Ended March 31,		Change
	2026	2025	$	%
Provision for income taxes	$700	$2,700	$(2,000)	(74.1)%
% of revenue	0.3%	1.3%
Provision for income taxes decreased for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily driven by a one-time discrete tax benefit in the first quarter of 2026 for $0.6 million related to the acquisition of Kenzo and an increase to tax expense in the first quarter of 2025 for $1.1 million related to an unfavorable international return-to-provision expense of $1.1 million.
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

	Three Months Ended March 31,
	2026	2025
Total revenue	$209,691	$210,253
Year-over-year growth	(0.3)%	2.5%
Non-GAAP income from operations	$24,432	$32,353
Non-GAAP operating margin	11.7%	15.4%
Free cash flow	$33,417	$24,677

	As of March 31,
	2026	2025
Annualized recurring revenue (“ARR”)	$832,130	$837,220
Year-over-year change	(0.6)%	3.7%
Number of customers	11,629	11,685
Year-over-year change	(0.5)%	1.9%
ARR per customer	$71.6	$71.6
Year-over-year change	—%	1.7%
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
GAAP total gross profit	$144,942	$150,773
Stock-based compensation expense	1,716	2,264
Amortization of acquired intangible assets	4,423	4,423
Non-GAAP total gross profit	$151,081	$157,460

	Three Months Ended March 31,
	2026	2025
GAAP gross profit – product subscriptions	$144,895	$149,567
Stock-based compensation expense	1,369	1,731
Amortization of acquired intangible assets	4,423	4,423
Non-GAAP gross profit – product subscriptions	$150,687	$155,721

	Three Months Ended March 31,
	2026	2025
GAAP gross profit – professional services	$47	$1,206
Stock-based compensation expense	347	533
Non-GAAP gross profit – professional services	$394	$1,739

The following table reconciles GAAP loss from operations to non-GAAP income from operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
GAAP loss from operations	$(558)	$(101)
Stock-based compensation expense	19,890	27,151
Amortization of acquired intangible assets	4,494	5,120
Acquisition-related expenses(1)	606	183
Non-GAAP income from operations	$24,432	$32,353
(1) For the three months ended March 31, 2026 and 2025, acquisition-related expenses included $0.1 million and $0.2 million, respectively, of accretion expense related to contingent consideration recorded in connection with our July 2024 acquisition of Noetic.

The following table reconciles GAAP net income to non-GAAP net income for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
GAAP net income	$1,130	$2,105
Stock-based compensation expense	19,890	27,151
Amortization of acquired intangible assets	4,494	5,120
Acquisition-related expenses	606	183
Amortization of debt issuance costs	1,045	1,019
Discrete tax items	(600)	—
Non-GAAP net income	$26,565	$35,578
Interest expense of convertible senior notes(1)	1,313	1,571
Numerator for non-GAAP earnings per share calculation	$27,878	$37,149

Weighted average shares used in GAAP earnings per share calculation, basic	66,174,341	63,835,945
Dilutive effect of convertible senior notes(1)	10,429,891	11,183,611
Dilutive effect of employee equity incentive plans(2)	730,651	388,471
Weighted average shares used in non-GAAP earnings per share calculation, diluted	77,334,883	75,408,027

Non-GAAP net income per share:
Basic	$0.40	$0.56
Diluted	$0.36	$0.49
(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. On an if converted basis, for the three months ended March 31, 2026, the 2029 Notes and 2027 Notes were dilutive, for the three months ended March 31, 2025 the 2029 Notes, 2027 Notes and 2025 Notes were dilutive.
(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net income to adjusted EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
GAAP net income	$1,130	$2,105
Interest income	(5,612)	(5,758)
Interest expense	2,498	2,654
Other expense (income), net	726	(1,802)
Provision for income taxes	700	2,700
Depreciation expense	2,374	2,791
Amortization of intangible assets	8,836	8,874
Stock-based compensation expense	19,890	27,151
Acquisition-related expenses	606	183
Adjusted EBITDA	$31,148	$38,898
The following table reconciles net cash provided by operating activities to free cash flow for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$39,817	$29,757
Less: Purchases of property and equipment	(2,081)	(1,361)
Less: Capitalized internal-use software costs	(4,319)	(3,719)
Free cash flow	$33,417	$24,677
Liquidity and Capital Resources
As of March 31, 2026, we had $343.3 million in cash and cash equivalents, $327.0 million in investments that have maturities ranging from one to eleven months and an accumulated deficit of $963.5 million. Our principal sources of liquidity are cash and cash equivalents, investments, cash flow provided by operating activities and our Credit Agreement. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
On June 25, 2025 we entered into a credit agreement (the "Credit Agreement") that establishes a senior secured revolving credit facility and provides for borrowings in an aggregate principal amount of up to $200 million (the “Revolving Facility”, the loans thereunder, the “Revolving Loans” and the commitments thereunder, the “Revolving Commitments”).The Credit Agreement allows for incremental facilities up to the greater of $141 million or 75% of Consolidated EBITDA (as defined in the Credit Agreement). Additional incremental facilities may be incurred, subject to certain conditions. The proceeds of the Revolving Facility can be used to finance working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes. As of March 31, 2026, we were in compliance with all applicable covenants and had sufficient capacity under the affirmative covenants. Refer to Note 9, Debt, for additional information related to the credit agreement.
We believe that our existing cash and cash equivalents, our investments, our cash generated by operating activities and our available borrowings under our Credit Agreement will be sufficient to meet our operating and capital requirements for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, office facilities lease obligations, purchase commitments, including our cloud infrastructure services, potential future acquisitions of technology businesses and any election we make to redeem our convertible senior notes. Further, in January 2025, we entered into a cloud-services agreement with a cloud services provider that contains minimum spend commitments. The agreement provides for an annual commitment of $125.0 million per year over the next five years, with an additional $35.0 million obligation over the five-year period of the agreement, for an aggregate total commitment of $660.0 million. For more information regarding this commitment, see Note 15, Commitments and Contingencies, in the Notes to our consolidated financial statements on Form 10-K for the year ended

December 31, 2025, filed with the SEC on February, 19, 2026 . In preparation for the repayment of the 2027 Notes, due on March 15, 2027, we implemented the following measures:
•Liquidity Management: Cash management procedures have been refined to ensure the availability of adequate liquidity, thereby supporting uninterrupted operations and facilitating the fulfillment of obligations related to the 2027 Notes without the incurrence of additional indebtedness.
•Investment Policy: We revised our investment policy to restrict all new investments to instruments with maturities not exceeding twelve months.
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
Cash Flows
The following table shows a summary of our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash, cash equivalents and restricted cash at beginning of period	$246,664	$342,101
Net cash provided by operating activities	39,817	29,757
Net cash provided by (used in) investing activities	55,255	(79,213)
Net cash provided by financing activities	2,634	4,732
Effects of exchange rates on cash, cash equivalents and restricted cash	(1,079)	1,334
Cash, cash equivalents and restricted cash at end of period	$343,291	$298,711
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $39.8 million of cash and cash equivalents for the three months ended March 31, 2026, which reflects the cash generating ability of our operations. Cash provided by operating activities was primarily driven by a net income of $1.1 million in addition to significant beneficial adjustments to reconcile net income to net cash provided from operating activities including $19.9 million in stock-based compensation, $11.2 million of depreciation, from our fixed assets, and amortization, primarily from our internally-developed software and acquired intangibles. Additionally, working capital contributed an additional $6.3 million of cash to operating activities primarily driven by significant accounts receivable collections of $31.4 million, partially offset by decreases in accrued expenses of $14.8 million and $11.1 million of deferred revenue.
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
Investing Activities
Investing activities provided $55.3 million of cash for the three months ended March 31, 2026, primarily driven by $85.0 million of investment maturities, which was partially offset by $23.3 million in cash paid, net of cash acquired, in the acquisition of Kenzo to further strength our AI SOC capabilities and $4.3 million in capitalized internal-use software costs as we continue to invest and develop our product offering.
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
Financing Activities
Financing activities provided $2.6 million for the three months ended March 31, 2026, which consisted primarily of $2.9 million in proceeds from our employee stock purchase plan and was partially offset by $0.3 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities provided $4.7 million of cash for the three months ended March 31, 2025, which consisted primarily of $4.4 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.6 million in proceeds from the exercise of stock options, partially offset by $1.3 million in withholding taxes paid for the net share settlement of equity awards.
Contractual Obligations and Commitments
As of March 31, 2026, there were no material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February, 19, 2026 (the “Annual Report”).
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
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Other than the new market-based PSU estimate discussed in Note 2, Summary of Significant Accounting Policies, there have been no material changes in our critical accounting policies from those disclosed in our Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of March 31, 2026 would not have been material to our financial condition or results of operations.

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
Interest Rate Risk
As of March 31, 2026, we had cash and cash equivalents of $343.3 million consisting of bank deposits and money market funds and investments of $327.0 million consisting of U.S. government agencies. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of March 31, 2026, the fair values of our 2027 Notes and 2029 Notes were $563.4 million and $251.3 million, respectively.
As of March 31, 2026, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of March 31, 2026, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February, 19, 2026 (the “Annual Report”). Our operations and financial results are subject to various risks and uncertainties that, if they materialize, could adversely affect our business, financial condition and results of operations. In that event, the trading price of our common stock could decline. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
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
During the three months ended March 31, 2026, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.
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

10.1+
Amendment No. 2 to the Rapid7, Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-294643), filed on March 26, 2026).

10.2
Nomination and Support Agreement, by and between Rapid7, Inc. and JANA Partners Management, LP, dated March 26, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on March 30, 2026).

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

RAPID7, INC.

Date: May 5, 2026	By:	/s/ Corey E. Thomas
Name: Corey E. Thomas
Title: Chief Executive Officer

Date: May 5, 2026	By:	/s/ Rafeal E. Brown
Name: Rafeal E. Brown
Title: Chief Financial Officer