Form 10-Q
period 2026-06-30
Rapid7, Inc.
filed 2026-08-10
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 3, 2026, there were 67,400,640 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

RAPID7, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$425,607	$246,664
Short-term investments	276,972	228,006
Accounts receivable, net of allowance for credit losses of $2,280 and $2,476 at June 30, 2026 and December 31, 2025, respectively	141,253	167,017
Deferred contract acquisition and fulfillment costs, current portion	46,302	48,370
Prepaid expenses and other current assets	41,045	47,230
Total current assets	931,179	737,287
Long-term investments	—	184,119
Property and equipment, net	29,179	31,990
Operating lease right-of-use assets	41,500	45,485
Deferred contract acquisition and fulfillment costs, non-current portion	66,048	66,978
Goodwill	593,334	575,268
Intangible assets, net	63,340	65,105
Other assets	18,983	20,232
Total assets	$1,743,563	$1,726,464
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,058	$11,041
Accrued expenses and other current liabilities	93,431	96,998
Convertible senior notes, current portion, net	598,206	—
Operating lease liabilities, current portion	17,946	16,176
Deferred revenue, current portion	436,710	451,155
Total current liabilities	1,160,351	575,370
Convertible senior notes non-current portion, net	296,020	892,284
Operating lease liabilities, non-current portion	49,475	59,908
Deferred revenue, non-current portion	25,715	29,971
Other long-term liabilities	15,298	14,201
Total liabilities	$1,546,859	$1,571,734
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	$—	$—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at June 30, 2026 and December 31, 2025; 67,886,311 and 66,417,175 shares issued at June 30, 2026 and December 31, 2025, respectively; 67,316,056 and 65,846,920 shares outstanding at June 30, 2026 and December 31, 2025, respectively	672	658
Treasury stock, at cost, 570,255 shares at June 30, 2026 and December 31, 2025	(4,765)	(4,765)
Additional paid-in-capital	1,158,619	1,120,963
Accumulated other comprehensive (loss) income	(372)	2,527
Accumulated deficit	(957,450)	(964,653)
Total stockholders’ equity	196,704	154,730
Total liabilities and stockholders’ equity	$1,743,563	$1,726,464
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product subscriptions	$205,051	$208,097	$409,100	$412,032
Professional services	5,832	6,096	11,474	12,414
Total revenue	210,883	214,193	420,574	424,446
Cost of revenue:
Product subscriptions	59,925	57,236	119,079	111,604
Professional services	5,620	5,823	11,215	10,935
Total cost of revenue	65,545	63,059	130,294	122,539
Total gross profit	145,338	151,134	290,280	301,907
Operating expenses:
Research and development	47,073	47,227	95,427	95,115
Sales and marketing	76,186	79,247	155,120	158,647
General and administrative	17,385	21,166	35,597	44,752
Restructuring	1,675	—	1,675	—
Total operating expenses	142,319	147,640	287,819	298,514
Income from operations	3,019	3,494	2,461	3,393
Other income (expense), net:
Interest income	5,539	5,514	11,151	11,272
Interest expense	(2,533)	(2,627)	(5,031)	(5,281)
Other (expense) income, net	(162)	3,957	(888)	5,759
Income before income taxes	5,863	10,338	7,693	15,143
(Benefit) provision for income taxes	(210)	2,000	490	4,700
Net income	$6,073	$8,338	$7,203	$10,443
Net income per share, basic	$0.09	$0.13	$0.11	$0.16
Net income per share, diluted	$0.09	$0.13	$0.11	$0.16
Weighted average common shares outstanding, basic	67,024,154	64,441,000	66,601,615	64,140,087
Weighted average common shares outstanding, diluted	67,919,961	64,696,992	67,415,140	64,462,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$6,073	$8,338	$7,203	$10,443
Other comprehensive (loss) income:
Change in fair value of cash flow hedges	(718)	2,800	(3,335)	4,615
Adjustment for net gains realized on cash flow hedges and included in net income, net of taxes	620	471	1,547	146
Total change in unrealized (losses) gains on cash flow hedges	(98)	3,271	(1,788)	4,761
Change in unrealized losses on investments	(363)	(176)	(1,111)	(42)
Total other comprehensive (loss) income	(461)	3,095	(2,899)	4,719
Comprehensive income	$5,612	$11,433	$4,304	$15,162
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended June 30, 2026 and 2025
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2026	66,772	$667	571	$(4,765)	$1,142,304	$89	$(963,523)	$174,772
Stock-based compensation expense	—	—	—	—	15,611	—	—	15,611
Vesting of restricted stock units	438	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(7)	—	—	—	(46)	—	—	(46)
Issuance of common stock from acquisition	114	1	—	—	754	—	—	755
Other comprehensive loss	—	—	—	—	—	(461)	—	(461)
Net income	—	—	—	—	—	—	6,073	6,073
Balance, June 30, 2026	67,317	$672	571	$(4,765)	$1,158,619	$(372)	$(957,450)	$196,704

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	64,182	$642	571	$(4,765)	$1,042,355	$419	$(985,929)	$52,722
Stock-based compensation expense	—	—	—	—	26,134	—	—	26,134
Vesting of restricted stock units	518	5	—	—	(5)	—	—	—
Shares withheld for employee taxes	(25)	(1)	—	—	(596)	—	—	(597)
Issuance of common stock from acquisition	32	—	—	—	755	—	—	755
Other comprehensive gain	—	—	—	—	—	3,095	—	3,095
Net income	—	—	—	—	—	—	8,338	8,338
Balance, June 30, 2025	64,707	$646	571	$(4,765)	$1,068,643	$3,514	$(977,591)	$90,447
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Six Months Ended June 30, 2026 and 2025
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	65,847	$658	571	$(4,765)	$1,120,963	$2,527	$(964,653)	$154,730
Stock-based compensation expense	—	—	—	—	34,328	—	—	34,328
Issuance of common stock under employee stock purchase plan	498	5	—	—	2,884	—	—	2,889
Vesting of restricted stock units	900	9	—	—	(9)	—	—	—
Shares withheld for employee taxes	(42)	(1)	—	—	(301)	—	—	(302)
Issuance of common stock from acquisition	114	1	—	—	754	—	—	755
Other comprehensive loss	—	—	—	—	—	(2,899)	—	(2,899)
Net income	—	—	—	—	—	—	7,203	7,203
Balance, June 30, 2026	67,317	$672	571	$(4,765)	$1,158,619	$(372)	$(957,450)	$196,704

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	63,497	$635	571	$(4,765)	$1,011,080	$(1,205)	$(988,034)	$17,711
Stock-based compensation expense	—	—	—	—	51,907	—	—	51,907
Issuance of common stock under employee stock purchase plan	187	2	—	—	4,444	—	—	4,446
Vesting of restricted stock units	874	9	—	—	(9)	—	—	—
Shares withheld for employee taxes	(62)	(1)	—	—	(1,899)	—	—	(1,900)
Vesting of equity awards previously classified as liabilities	22	—	—	—	777	—	—	777
Issuance of common stock upon exercise of stock options	157	1	—	—	1,588	—	—	1,589
Issuance of common stock from acquisition	32	—	—	—	755	—	—	755
Other comprehensive gain	—	—	—	—	—	4,719	—	4,719
Net income	—	—	—	—	—	—	10,443	10,443
Balance, June 30, 2025	64,707	$646	571	$(4,765)	$1,068,643	$3,514	$(977,591)	$90,447

RAPID7, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$7,203	$10,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,441	23,055
Amortization of debt issuance costs	2,122	2,018
Stock-based compensation expense	39,715	54,732
Deferred income taxes	(2,990)	—
Other	1,135	(4,694)
Changes in assets and liabilities:
Accounts receivable	25,155	17,492
Deferred contract acquisition and fulfillment costs	2,998	9,800
Prepaid expenses and other assets	12,322	(5,798)
Accounts payable	4,033	(2,959)
Accrued expenses	(8,270)	(13,236)
Deferred revenue	(19,597)	(12,325)
Other liabilities	(9,462)	(1,229)
Net cash provided by operating activities	$76,805	$77,299
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(23,345)	—
Purchases of property and equipment	(3,235)	(2,309)
Capitalization of internal-use software	(8,228)	(8,033)
Purchases of investments	—	(232,016)
Sales and maturities of investments	135,000	120,500
Other investing activities	(100)	1,328
Net cash provided by (used in) investing activities	$100,092	$(120,530)
Cash flows from financing activities:
Payment of debt issuance costs	—	(1,290)
Payments for maturity of convertible senior notes	—	(45,992)
Taxes paid related to net share settlement of equity awards	(302)	(1,898)
Proceeds from employee stock purchase plan	2,889	4,446
Proceeds from stock option exercises	—	1,589
Issuance of common stock from acquisition	—	755
Net cash provided by (used in) financing activities	2,587	(42,390)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(541)	4,847
Net increase (decrease) in cash, cash equivalents and restricted cash	$178,943	$(80,774)
Cash, cash equivalents and restricted cash, beginning of period	246,664	342,101
Cash, cash equivalents and restricted cash, end of period	$425,607	$261,327
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	2,625	2,970
Cash paid for income taxes, net of refunds received	4,619	5,712
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as well as pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026.
The unaudited condensed consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no other changes to the significant accounting policies during the six months ended June 30, 2026.

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
Product Subscriptions
Product subscriptions consist of revenue from our cloud-based subscriptions, term software licenses, managed services offerings, content subscriptions and maintenance and support associated with our software licenses.
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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended June 30, 2026 and 2025, we recognized revenue of $185.1 million and $187.3 million, respectively, that was included in the corresponding contract liability balance as of April 1 of each respective year. For the six months ended June 30, 2026 and 2025, we recognized $316.7 million and $321.8 million respectively, that was included in the contract liability balance as of December 31 of the respective preceding year. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we would record a contract asset. As of June 30, 2026 and December 31, 2025, unbilled receivables of $3.2 million and $2.7 million, respectively, are included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet. As of June 30, 2026 and December 31, 2025, we have no contract assets recorded on our unaudited condensed consolidated balance sheet.

Disaggregated Revenue by geographic location:
Revenues by geographic area presented based upon the location of the customer are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$147,123	$153,207	$294,148	$303,757
Rest of world	63,760	60,986	126,426	120,689
Total	$210,883	$214,193	$420,574	$424,446
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of June 30, 2026 (in thousands). The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
Product subscriptions	$532,620	$269,940
Professional services	13,090	4,624
Total	$545,710	$274,564
Deferred contract acquisition and fulfillment costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs, which primarily consist of capitalized sales commissions, for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$115,348	$125,806
Capitalization of contract acquisition and fulfillment costs	24,800	19,397
Amortization of deferred contract acquisition and fulfillment costs	(27,798)	(29,197)
Ending balance	$112,350	$116,006
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
In connection with the acquisition, we committed to issue shares of our common stock having an aggregate value of $25.3 million to two key employees of Kenzo (the "Key Employee Consideration"), subject to continued employment. These shares will be issued in three equal annual installments over a 36-month period, starting on the first anniversary of the closing date of the transaction. The Key Employee Consideration will be recognized as stock-based compensation expense over the required employment period. For the three and six months ended June 30, 2026, we recognized stock-based compensation expense related to the Key Employee Consideration of approximately $2.1 million and $2.2 million, respectively. The number of shares to be issued at each issuance date will be determined by dividing the aggregate value by the 30-day average closing price per share of our common stock as of the issuance date. The Company's obligations with respect to the Key Employee Consideration will be presented as a liability on our unaudited condensed consolidated balance sheet during the vesting period.

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
We identified developed technology as the sole acquired intangible asset. The estimated fair value of the developed technology intangible asset was $7.2 million with an estimated useful life of the developed technology is 6 years, which was based on a preliminary valuation using a probability weighted expected return model (“PWERM”). As part of the PWERM, we made certain assumptions regarding the present value of the after-tax cash flows attributed to the developed technology at a discount rate which reflected any risks associated with the developed technology and our weighted average cost of capital. Any future adjustments made to the fair value of the developed technology, any assets acquired, or liabilities assumed will be adjusted in the period they are determined and recognized with a corresponding adjustment to goodwill.
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

In the three and six months ended June 30, 2026, we recorded less than $0.1 million and $0.5 million, respectively, of acquisition-related transaction costs related to the acquisition of Kenzo to general and administrative expense.

Our revenue and net income attributable to the Kenzo business for the three and six months ended June 30, 2026 were not material.

Noetic Cyber, Inc.
On July 3, 2024, we acquired Noetic Cyber. Inc, (“Noetic”) for an aggregate fair value of $51.2 million, which included a contingent consideration arrangement (the “Earnout Consideration”) of up to $20.0 million, measured annually over a three-year period (the "Earnout Period") based on the achievement of certain performance targets and continued employment requirements. If all performance targets are achieved, approximately $13.1 million of Earnout Consideration will be paid in cash, and the remaining $6.9 million will be settled in common stock, with the stock settled portion recognized as stock-based compensation expense over the required employment period. The cash-settled portion was included in purchase consideration at acquisition and is remeasured each reporting period, with changes recorded to general and administrative expense.
On October 3, 2025, we distributed $6.0 million as Earnout Consideration related to the initial Earnout Period. Of this amount, $4.1 million was settled in cash, while the remaining $1.9 million was settled through the issuance of 94,229 common stock units. As of June 30, 2026, the fair value of the contingent purchase consideration was $9.0 million which was recorded within accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet. For the three and six months ended June 30, 2026, we recorded approximately $0.1 million and $0.2 million, respectively, of accretion expense related to the contingent purchase consideration to general and administrative expense. In the three and six months ended June 30, 2026, we also recognized stock-based compensation expense related to these share-based awards in the amount of $1.0 million and $2.1 million, respectively.
In June 2026, we issued 113,599 shares of common stock as the second installment of common stock issued to the two key Noetic employees.
Our revenue and net income attributable to the Noetic business for the three and six months ended June 30, 2026 were not material.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Noetic business combination.
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following (in thousands):

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S government agencies	$277,381	$28	$(437)	$276,972
Total assets	$277,381	$28	$(437)	$276,972

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S government agencies	$411,424	$701	$—	$412,125
Total assets	$411,424	$701	$—	$412,125
As of June 30, 2026 and December 31, 2025, our available-for-sale investments had maturities ranging from one to eight months and from one to fourteen months, respectively.
On October 30, 2025, we entered into a $5.5 million investment in a privately-held cybersecurity company via a Simple Agreement for Future Equity (“SAFE”). The investment in the SAFE is accounted for at cost, subject to adjustments for impairment and observable changes in fair value, and is presented on the unaudited condensed consolidated balance sheets within the category of Other Assets. During the three and six months ended June 30, 2026, we did not identify any impairments or observable price changes that would require an adjustment to the carrying value.
For all of our investments for which the amortized cost basis was greater than the fair value at June 30, 2026 and December 31, 2025, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether the unrealized loss is other-than-temporary, we considered the length of time and extent the investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating and the time to maturity.
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

The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Description:
Assets:
U.S. government agencies	$276,972	$—	$—	$276,972
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	401	—	401
Total assets	$276,972	$401	$—	$277,373
Liabilities:
Contingent consideration (other current liabilities)	—	—	9,030	9,030
Liability-classified performance stock units (other long-term liabilities)	—	—	1,064	1,064
Total liabilities	$—	$—	$10,094	$10,094

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Description:
Assets:
U.S. government agencies	$412,125	$—	$—	$412,125
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	1,868	—	1,868
Total assets	$412,125	$1,868	$—	$413,993
Liabilities:
Contingent consideration (other current liabilities)	—	—	8,864	8,864
Total liabilities	$—	$—	$8,864	$8,864
Cash and cash equivalents are excluded from the table above as carrying amounts reported in our unaudited condensed consolidated balance sheet equal or approximate fair value. As of June 30, 2026, the fair value of our 0.25% and 1.25% convertible senior notes due 2027 and 2029, as further described in Note 9, Debt, was $576.0 million and $253.5 million, respectively, based upon quoted market prices. We consider the fair value of the Notes (as defined in Note 9, Debt) to be a Level 2 measurement due to limited trading activity of the Notes. As of June 30, 2026, the fair value of our contingent consideration, as further described in Note 3, Business Combinations, was $9.0 million and is classified as a Level 3 measurement based on inputs not observable in the market. As of June 30, 2026, the fair value of our liability-classified performance stock units, as further described in Note 10, Stock-Based Compensation - Liability-classified PSUs, is $1.1 million and is classified as a Level 3 measurement based on the inputs not observable in the market.
Our SAFE investment, as described in Note 4, Investments, is accounted for as an equity investment under the measurement alternative per ASC 321 as there was no readily determinable fair value. The SAFE had a carrying amount of $5.5 million as of June 30, 2026.

Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following (in thousands):

	As of June 30, 2026	As of December 31, 2025
Computer equipment and software	$23,276	$23,728
Furniture and fixtures	12,025	11,893
Leasehold improvements	61,649	61,456
Total	96,950	97,077
Less accumulated depreciation	(67,771)	(65,087)
Property and equipment, net	$29,179	$31,990
We recorded depreciation expense of $2.7 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively, and $5.0 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively. During the three and six months ended June 30, 2026, we wrote off $0.9 million and $1.7 million of fully depreciated computer equipment and software, respectively, in accordance with our policy as described in Note 2, Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Note 7. Goodwill and Intangibles
Goodwill was $593.3 million as of June 30, 2026 and $575.3 million as of December 31, 2025. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Carrying Amount
Balance at December 31, 2025	$575,268
Kenzo acquisition	18,066
Balance at June 30, 2026	$593,334

The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs (in thousands):

		As of June 30, 2026			As of December 31, 2025
	Weighted Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Developed technology	6.3	$154,055	$(120,529)	$33,526	$146,855	$(111,886)	$34,969
Customer relationships	6.0	12,000	(12,000)	—	12,000	(11,906)	94
Trade names	0.0	2,619	(2,619)	—	2,619	(2,619)	—
Licensed IP	3.0	500	(25)	475	—	—	—
Total acquired intangible assets		169,174	(135,173)	34,001	161,474	(126,411)	35,063
Internal-use software	3.0	91,885	(62,546)	29,339	83,934	(53,892)	30,042
Total intangible assets		$261,059	$(197,719)	$63,340	$245,408	$(180,303)	$65,105
Intangible assets are expensed on a straight-line basis over the useful life of the asset. Amortization expense was $8.6 million and $9.0 million for the three months ended June 30, 2026 and 2025, respectively, and $17.4 million and $17.9 million for the six months ended June 30, 2026 and 2025, respectively.

Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of June 30, 2026 was as follows (in thousands):

2026 (for the remaining six months)	$14,833
2027	20,631
2028	10,238
2029	5,035
2030	4,543
2031 and thereafter	2,678
Total	$57,958
The table above excludes the impact of $5.4 million of capitalized internal-use software costs for projects that have not been completed as of June 30, 2026, and therefore, all the costs associated with these projects have not been incurred.

Note 8. Derivative and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of twelve months or less, and as of June 30, 2026 and December 31, 2025, outstanding forward contracts had a total notional value of $35.9 million and $78.8 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the six months ended June 30, 2026 and 2025, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
The 2027 Notes and the 2029 Notes are senior unsecured obligations, do not contain any financial covenants and are governed by indentures between us, as issuer, and U.S. Bank Trust Company, National Association, as trustee (the “Indentures”). The total net proceeds from the 2027 Notes and the 2029 Notes offerings, after deducting initial purchase discounts and debt issuance costs, were $585.0 million and $292.0 million, respectively.
As of June 30, 2026, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders.
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
The net carrying amount of the Notes as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2025	$600,000	$(3,044)	$596,956	$300,000	$(4,672)	$295,328
Amortization of debt issuance costs	—	1,250	1,250	—	692	692
Balance at June 30, 2026	$600,000	$(1,794)	$598,206	$300,000	$(3,980)	$296,020
Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended June 30,
	2026			2025
	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$375	$937	$1,312	$86	$375	$938	$1,399
Amortization of debt issuance costs	631	354	985	24	627	348	999
Total interest expense	$1,006	$1,291	$2,297	$110	$1,002	$1,286	$2,398

	Six Months Ended June 30,
	2026			2025
	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$750	$1,875	$2,625	$345	$750	$1,875	$2,970
Amortization of debt issuance costs	1,250	692	1,942	97	1,241	680	2,018
Total interest expense	$2,000	$2,567	$4,567	$442	$1,991	$2,555	4,988
Capped Calls
We entered into privately negotiated capped call transactions with certain counterparties in connection with the issuance of the 2027 Notes (the "2027 Capped Calls") and the 2029 Notes (the “2029 Capped Calls” together with the 2027 Capped Calls, the “Capped Calls”).
In the event the market price of our common stock is in excess of the strike price, the Capped Calls are expected to reduce potential dilution to our common stock upon conversion of a given series of notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted notes of such series, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls are subject to adjustment upon the occurrence of certain specified extraordinary events affecting us, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions.
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
The borrowings under the Credit Agreement bear interest at a variable annual rate based on either the Secured Overnight Financing Rate (SOFR) subject to a floor of zero or alternate base rate plus, in each case, a fixed margin, which varies depending on our net leverage ratio. As of June 30, 2026, we did not have any outstanding borrowings under the Credit Agreement.
We recorded $0.1 million and $0.2 million of amortization of debt issuance costs related to the Credit Agreement for the three and six months ended June 30, 2026, respectively.
As of June 30, 2026, we had a total of $5.7 million in letters of credit outstanding as collateral for certain office space leases which reduce the amount of borrowing availability under our Credit Agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense:
Cost of revenue	$1,586	$2,580	$3,302	$4,844
Research and development	9,242	10,250	17,648	20,636
Sales and marketing	4,443	7,451	9,514	14,692
General and administrative	4,554	7,300	9,251	14,560
Total stock-based compensation expense	$19,825	$27,581	$39,715	$54,732
We recognize stock-based compensation expense for all awards on a straight-line basis over the applicable vesting period, which is generally three to four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2026 and 2025 bonus plans. In 2025, this approval included permitting executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash), which was subsequently eliminated by the Compensation Committee in the fourth quarter of 2025 and not offered in 2026. For the three and six months ended June 30,

2025, we recognized stock-based compensation expense related to such bonuses in the amount of $0.4 million and $0.7 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of June 30, 2025.
(b) Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
Equity-classified RSUs and PSUs
RSUs and PSUs activity classified as equity during the six months ended June 30, 2026 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	3,970,517	$33.48
Granted	5,146,939	6.67
Vested	(899,634)	42.40
Forfeited	(720,497)	31.68
Unvested balance as of June 30, 2026	7,497,325	$14.18

As of June 30, 2026, the unrecognized compensation expense related to our unvested equity-classified RSUs and PSUs was $91.8 million, which will be recognized over an estimated weighted average amortization period of 2.31 years.

In May 2026, our Compensation Committee awarded 525,000 RSUs as an inducement grant to our new Chief Product and Technology Officer, in connection with the commencement of his employment. The RSUs vest over a three year period, with 1/3 vesting on June 15, 2027, and the remaining vesting in quarterly increments thereafter, subject to continuous service as of each such date.

In March 2026, our Compensation Committee awarded 467,945 RSUs and 1,051,538 PSUs as inducement grants concurrently with the acquisition of Kenzo. The PSUs require the achievement of certain milestones based on our attainment of year over year managed MDR and security information and event management ("SIEM") annualized recurring revenue goals. The PSUs have two measurement and vesting dates through March 31, 2029, subject to the award recipients' continuous service as of each such date. If achievement of the milestones are not met, no PSUs will be earned. In the three and six months ended June 30, 2026, we recorded $0.6 million of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.

In February 2026, our Compensation Committee awarded 567,108 PSUs based on achievement of total new annualized recurring revenue ("New ARR") and adjusted EBITDA (pre-bonus) targets for fiscal year 2026, with each metric weighted 50%. New ARR is defined as the annual value of new recurring revenue from new and existing customer contracts executed during fiscal year 2026. Adjusted EBITDA Pre-Bonus is a non-GAAP measure that we define as net income before interest income, interest expense, other income (expense), net, provision for income taxes, depreciation expense, amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, litigation-related expenses, impairment of long-lived assets, restructuring expense, and corporate bonus expense. Payout ranges from 0%-150% of targets, with no PSUs earned if minimum performance thresholds are not achieved. The performance period is one year, and any earned PSUs will vest in three equal annual installments, subject to the participants' continuous service. For the three and six months ended June 30, 2026, we recorded $0.5 million and $0.7 million, respectively, of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.

Liability-classified PSUs
PSUs activity classified as liability during the six months ended June 30, 2026 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	—	$—
Granted	4,313,750	3.19
Forfeited	(168,750)	1.81
Unvested balance as of June 30, 2026	4,145,000	$3.25
As of June 30, 2026, the unrecognized compensation expense related to our unvested liability-classified PSUs was $21.1 million, which will be recognized over an estimated weighted average amortization period of 2.75 years.
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

The number of shares that may ultimately vest is based on the specified price hurdles when our common stock closes at or above the specified price for 30 consecutive calendar days. For a 30 consecutive calendar day price between price hurdles, the payout is determined utilizing a linear interpolation. The PSUs are also subject to continued employment through the end of the performance period, except in the case of certain qualifying terminations. The stock price thresholds and related payout percentages between the two plans are as follows:

	Price Hurdles
	Below $15.00	$15.00	$17.50	$20.00	$25.00	$30.00 or Higher
Plan 1	—%	50%	75%	100%	125%	150%
Plan 2	—%	—%	—%	100%	125%	150%

Given these PSUs contain a market-based vesting condition, we estimate the fair value of the awards using a Monte Carlo simulation model, which is required because the stock price hurdles affect the number of shares that will ultimately vest. The simulation models tens of thousands of potential stock price paths for the Company to estimate the probability of achieving various stock price hurdle outcomes. The expense is recognized over the requisite service period based on the award's fair value remeasured at each reporting date using a Monte Carlo simulation model, with cumulative expense adjusted in the period of each remeasurement to reflect changes in fair value. The following table summarizes the assumptions used in the Monte Carlo simulation model to estimate the fair value of the liability-classified PSUs as of June 30, 2026:

	Grant Date			As of June 30, 2026
	Plan 1(1)	Plan 1(2)	Plan 2(1)	Plan 1	Plan 2
Expected term (in years)	3.00	2.79	3.00	2.75	2.75
Expected volatility	50.1%	51.6%	50.1%	52.1%	52.1%
Risk-free interest rate	3.85%	4.07%	3.85%	4.12%	4.12%
Expected dividend yield	—%	—%	—%	—%	—%
Fair value per unit	$2.37	$4.42	$1.81	$5.87	$4.85
(1) PSUs granted March 31, 2026
(2) PSUs granted June 15, 2026

In June 2026, the Company's Compensation Committee granted 2,125,000 PSUs to our new Chief Executive Officer, Wael Mohamed, in connection with the commencement of his employment under the 2015 Plan. These PSUs were issued under Plan 1.

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

As the awards default to cash settlement, the awards are classified as liabilities until such time as the Compensation Committee makes an irrevocable election to issue shares. As of June 30, 2026, the Compensation Committee has not approved a settlement in shares; therefore, these PSUs remain classified as a liability. The liability associated with these awards is initially measured at the estimated fair value of the award that is ultimately expected to vest on the grant date and is subsequently remeasured to fair value at each reporting date until the earlier of (i) settlement in cash or (ii) the election to settle the PSUs in shares. Changes in fair value are recognized as compensation expense (or a reduction thereof) in the period of change. The stock-based compensation expense associated with these awards will be recognized over the three-year performance period associated with the awards.
(c)Stock Options
The following table summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	223,232	$13.38		$498
Forfeited/cancelled	(9,250)	18.50
Outstanding as of June 30, 2026	213,982	13.16	0.50	—
Vested and exercisable as of June 30, 2026	213,982	$13.16	0.50	$—
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

Note 11. Income Taxes

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective Tax Rate	(3.6)%	19.3%	6.4%	31.0%
The primary reconciling items between the Federal statutory tax rate of 21% and our overall effective rate for the three and six months ended June 30, 2026 were due to foreign taxes on our international operations inclusive of return to provision, US federal and state income taxes, the impact of valuation allowance on deferred tax assets, and a discrete tax benefit related to our acquisition of Kenzo.
The primary reconciling items between the Federal statutory tax rate of 21% and our overall effective rate for the three and six months ended June 30, 2025 were due to foreign taxes on our international operations, state income taxes, and the impact of valuation allowance on deferred tax assets.

Note 12. Net Income per Share
The following table summarizes the computation of basic and diluted net income per share of our common stock for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders, basic and diluted	$6,073	$8,338	$7,203	$10,443

Denominator:
Weighted average common shares outstanding, basic	67,024,154	64,441,000	66,601,615	64,140,087
Weighted average effect of dilutive shares:
Dilutive effect of equity incentive plans	895,807	255,992	813,525	322,231
Weighted average common shares outstanding, diluted	67,919,961	64,696,992	67,415,140	64,462,318

Net income per share attributable to common stockholders, basic	$0.09	$0.13	$0.11	$0.16
Net income per share attributable to common stockholders, diluted	$0.09	$0.13	$0.11	$0.16
We intend to settle any conversion of our 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income per share is considered using the if-converted method. For the three and six months ended June 30, 2026 and 2025, the shares underlying the Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive.
In connection with the issuance of the 2027 Notes and the 2029 Notes, we entered into the 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
As of June 30, 2026 and 2025, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	219,941	—	221,401	—
Common shares issued in conjunction with acquisitions	610,821	342,962	1,555,116	338,527
Shares to be issued under ESPP	307,992	129,195	307,992	129,195
Convertible senior notes	10,429,891	10,429,891	10,429,891	10,429,891
Total	11,568,645	10,902,048	12,514,400	10,897,613

Note 13. Commitments and Contingencies
(a) Purchase Obligations
During the three and six months ended June 30, 2026, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
(e) Income Taxes
From time to time, we may receive income tax assessments from taxing authorities asserting additional tax liabilities owed. During the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority (“ITA”) of approximately 324 million Israeli New Shekels (approximately $108 million, based upon exchange rates as of June 30, 2026 between the Israeli New Shekel and the US Dollar) related to fiscal year 2021. Based on our interpretation of the regulations and available case law, we believe that the tax positions we have taken on our filed tax return in Israel are sustainable and we intend to defend our position through all available means. As such, we have not recorded any impact of the ITA assessment in our unaudited condensed consolidated financial statements for the six months ended June 30, 2026. We are continuing to monitor developments related to this matter and its impact on our existing income tax reserves for all open years. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected.
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

The following table includes segment revenue, segment profit or loss, significant segment expenses and other segment expenses for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$210,883	$214,193	$420,574	$424,446
Adjusted total cost of revenue(1)	59,714	56,056	118,324	108,849
Adjusted research and development(1)	37,831	36,977	77,779	74,479
Adjusted sales and marketing(1)	71,720	71,144	145,512	142,651
Adjusted general and administrative(1)	12,733	13,668	25,642	29,766
Other segment expense, net(2)	22,812	28,010	46,114	58,258
Net income	$6,073	$8,338	$7,203	$10,443
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
(2) Other segment expenses include stock-based compensation expense, amortization of acquired intangible assets, acquisition-related expenses, restructuring expenses, discrete tax benefit, interest income, interest expense, other income (expense) and (benefit) provision for income taxes. See the unaudited condensed consolidated financial statements for other financial information regarding our operating segment.
Property and equipment, net by geographic area was as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
United States	$16,165	$18,243
Rest of World	13,014	13,747
Total	$29,179	$31,990

Note 15. Restructuring
In the second quarter of 2026, we executed restructuring activities primarily within our sales and marketing departments and, to a lesser degree, within certain of our general and administrative business support departments to simplify our operations, align resources and investments with our core platform, and create capacity to reinvest in capabilities and solutions that improve the customer experience and strengthen our competitive position. The restructuring included a reduction of our workforce and has not been completed as of June 30, 2026 and was the initial stage of our restructuring activities discussed in Note 16, Subsequent Events.

During the three months ended June 30, 2026, we incurred $1.7 million of restructuring charges related to one-time employee termination benefits recorded within restructuring in the unaudited condensed consolidated statements of operations.

As of June 30, 2026, the restructuring liability accrued but not paid totaled $0.9 million, which is included within accrued expenses in the unaudited condensed consolidated balance sheets. We expect substantially all of the remaining cash payments to be settled in the third quarter of 2026 with some payments in the fourth quarter of 2026.

Potential position eliminations in each country are subject to local law and consultation requirements, which may extend this process beyond the third quarter of 2026 in certain countries. The charges that we expect to incur are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual expenses and timing of payments may differ materially from the estimates disclosed above.

The following table presents the activity of the restructuring liability for the six months ended June 30, 2026 (in thousands):

Restructuring Liability
Balance at December 31, 2025	$—
Charges	1,674
Payments	(791)
Balance at June 30, 2026	$883

Note 16. Subsequent Events
On August 7, 2026, our board of directors approved a restructuring plan that is designed to simplify our operations, align resources and investments with our core platform, and create capacity to reinvest in capabilities and solutions that improve the customer experience and strengthen our competitive position (collectively, the “2026 Restructuring Plan”). The 2026 Restructuring Plan includes reduction of the Company’s workforce by approximately 12%.
We estimate that we will incur approximately $10 million - $11 million in charges in connection with the 2026 Restructuring Plan, consisting primarily of cash charges for employee transition, notice period and severance payments, employee benefits and related facilitation costs. We also expect to incur certain non-cash charges, including in connection with the accelerated vesting of share-based awards, which we do not expect to be significant. We expect that the majority of the restructuring charges will be incurred in the third and fourth quarters of 2026 and that the execution of the 2026 Restructuring Plan, including cash payments, will be substantially complete by the end of the fourth quarter of 2026.

Potential position eliminations in each country are subject to local law and consultation requirements, which may extend this process beyond the fourth quarter of 2026 in certain countries. The charges that we expect to incur are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual expenses may differ materially from the estimates disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the SEC on February 19, 2026. Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Special Note Regarding Forward-Looking Statements”.
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
• our ability to capitalize on customer demand for consolidated security platforms and vendor consolidation trends, including our ability to deliver an integrated, open security operations platform;
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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of June 30, 2026, we had over 11,500 customers in 149 countries, including 34% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three and six months ended June 30, 2026 and 2025.
Recent Developments
Restructuring Plan
In June 2026, we executed a limited restructuring activity designed to improve operational efficiencies and better align our workforce with current business needs. The restructuring included a reduction of our workforce primarily within our sales and marketing departments and, to a lesser degree, within our general and administrative business support departments. The restructuring activities are expected to be substantially completed by the end of the third quarter of 2026 with some payments continuing into the fourth quarter of 2026, subject to local law and consultation requirements. For further information, refer to Note 15, Restructuring, in the Notes to our Consolidated Financial Statements.
On August 7, 2026, our board of directors approved a restructuring plan that is designed to simplify our operations, align resources and investments with our core platform, and create capacity to reinvest in capabilities and solutions that improve the customer experience and strengthen our competitive position (collectively, the “2026 Restructuring Plan”). The 2026 Restructuring Plan includes reduction of the Company’s workforce by approximately 12%. For further information, refer to Note 16, Subsequent events, in the Notes to our Consolidated Financial Statements. The actions associated with the Restructuring Plan are expected to be completed by the end of fiscal 2026, subject to local law and consultation requirements.
Leadership Transition

Effective June 1, 2026, Wael Mohamed was appointed Chief Executive Officer, Corey Thomas was appointed Executive Chairman, and Marc Brown was appointed Lead Independent Director.
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
For each of the three and six months ended June 30, 2026 and 2025, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 97% of total revenue.

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
We expect our cost of revenue to fluctuate on an absolute dollar basis as we continue to grow our revenue over time.
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
Operating Expenses
Operating expenses consist of research and development, sales and marketing, general and administrative expenses, impairment of long-lived assets, and restructuring costs. Operating expenses include overhead costs for depreciation, facilities, IT, information security and recruiting. Our IT overhead costs include IT personnel compensation costs and costs associated with our IT infrastructure. All overhead costs are allocated based on relative headcount. In the near term, we are taking restructuring actions that are expected to reduce the absolute amount of our expenses while continuing to prioritize investments to drive growth.
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
Restructuring Expense
Restructuring expense consists of charges related to a restructuring plan such as employee transition, notice period and severance payments and employee benefits and related facilitation costs. For further information, refer to Note 15, Restructuring, in the Notes to our unaudited condensed consolidated financial statements.
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
Provision for Income Taxes
Provision for income taxes consists of domestic and foreign taxes on income and withholding taxes. We maintain a substantially full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits. We determined as of June 30, 2026 that it was more likely than not that these deferred tax assets will not be realized. However, we may release some of these valuation allowances in future periods if positive evidence, such as projection of sustained future profitability, supports the realization of such deferred tax assets. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release.

Results of Operations
The following table presents the consolidated statement of operations data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product subscriptions	$205,051	$208,097	$409,100	$412,032
Professional services	5,832	6,096	11,474	12,414
Total revenue	210,883	214,193	420,574	424,446
Cost of revenue(1):
Product subscriptions	59,925	57,236	119,079	111,604
Professional services	5,620	5,823	11,215	10,935
Total cost of revenue	65,545	63,059	130,294	122,539
Operating expenses(1):
Research and development	47,073	47,227	95,427	95,115
Sales and marketing	76,186	79,247	155,120	158,647
General and administrative	17,385	21,166	35,597	44,752
Restructuring	1,675	—	1,675	—
Total operating expenses	142,319	147,640	287,819	298,514
Income from operations	3,019	3,494	2,461	3,393
Interest income	5,539	5,514	11,151	11,272
Interest expense	(2,533)	(2,627)	(5,031)	(5,281)
Other (expense) income, net	(162)	3,957	(888)	5,759
Income before income taxes	5,863	10,338	7,693	15,143
(Benefit) provision for income taxes	(210)	2,000	490	4,700
Net income	$6,073	$8,338	$7,203	$10,443
(1) Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense:
Cost of revenue	$1,586	$2,580	$3,302	$4,844
Research and development	9,242	10,250	17,648	20,636
Sales and marketing	4,443	7,451	9,514	14,692
General and administrative	4,554	7,300	9,251	14,560
Total stock-based compensation expense	$19,825	$27,581	$39,715	$54,732

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization expense:
Cost of revenue	$9,178	$8,832	$18,475	$17,506
Research and development	799	648	1,515	1,558
Sales and marketing	868	1,557	1,709	3,223
General and administrative	386	353	742	768
Total depreciation and amortization expense	$11,231	$11,390	$22,441	$23,055

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Product subscriptions	97.2%	97.2%	97.3%	97.1%
Professional services	2.8%	2.8%	2.7%	2.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product subscriptions	28.4%	26.7%	28.3%	26.3%
Professional services	2.7%	2.7%	2.7%	2.6%
Total cost of revenue	31.1%	29.4%	31.0%	28.9%
Operating expenses:
Research and development	22.3%	22.0%	22.7%	22.4%
Sales and marketing	36.1%	37.0%	36.9%	37.4%
General and administrative	8.2%	9.9%	8.5%	10.5%
Restructuring	0.8%	—%	0.4%	—%
Total operating expenses	67.5%	68.9%	68.5%	70.3%
Income from operations	1.4%	1.5%	0.6%	0.8%
Interest income	2.6%	2.6%	2.7%	2.7%
Interest expense	(1.2)%	(1.2)%	(1.2)%	(1.2)%
Other (expense) income, net	(0.1)%	1.8%	(0.2)%	1.4%
Income before income taxes	2.8%	4.8%	1.9%	3.7%
(Benefit) provision for income taxes	(0.1)%	0.9%	0.1%	1.1%
Net income	2.9%	3.9%	1.8%	2.6%
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
All numbers presented below are in thousands, except for percentages.
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue:
Product subscriptions	$205,051	$208,097	$(3,046)	(1.5)%	$409,100	$412,032	$(2,932)	(0.7)%
Professional services	5,832	6,096	(264)	(4.3)%	11,474	12,414	(940)	(7.6)%
Total revenue	$210,883	$214,193	$(3,310)	(1.5)%	$420,574	$424,446	$(3,872)	(0.9)%
Total revenue decreased by $3.9 million for the six months ended June 30, 2026 as compared to the corresponding period in 2025, primarily driven by a decrease in our non-core standalone products, partially offset by an increase in our managed detection and response revenue. The decrease in professional services revenue was primarily driven by lower penetration-testing revenue.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the six-month period discussed above.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Cost of revenue:
Product subscriptions	$59,925	$57,236	$2,689	4.7%	$119,079	$111,604	$7,475	6.7%
Professional services	5,620	5,823	(203)	(3.5)%	11,215	10,935	280	2.6%
Total cost of revenue	$65,545	$63,059	$2,486	3.9%	$130,294	$122,539	$7,755	6.3%
Gross margin %:
Products	70.8%	72.5%			70.9%	72.9%
Professional services	3.6%	4.5%			2.3%	11.9%
Total gross margin %	68.9%	70.6%			69.0%	71.1%
The increase in total cost of revenue for the six months ended June 30, 2026 compared with the corresponding period in 2025 was primarily driven by an increase of personnel expenses of $4.5 million, inclusive of a $6.1 million increase in wages and wage-related expenses primarily driven by an increase in headcount, partially offset by a $1.5 million decrease in stock-based compensation expense, which was driven by stock awards granted at lower stock prices and fewer awards granted than in the same period in 2025; a $1.1 million increase in cloud computing costs; a $1.0 million increase in facilities related expenses; and $0.8 million increase in amortization expense related to acquired developed technologies and capitalized internally-developed software.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the six-month period discussed above.
Operating Expenses
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Research and development	$47,073	$47,227	$(154)	(0.3)%	$95,427	$95,115	$312	0.3%
% of revenue	22.3%	22.0%			22.7%	22.4%
Research and development expenses slightly increased for the six months ended June 30, 2026 as compared to the same period in 2025, primarily driven by a $3.3 million increase in personnel costs, including a $6.2 million increase in wages and wage-related expenses, partially offset by a $3.0 million decrease in stock-based compensation expense which was driven by stock awards granted at lower stock prices and fewer awards granted than in the same period in 2025; a $1.0 million decrease related to professional fees as we used less third-party services; a $0.9 million decrease in hosting and cloud computing expenses; a $0.6 million decrease in impairment of internally-developed software expense; and a $0.8 decrease in expenses driven by a gain from hedging activities related to international research and development wages and wage-related costs. These expenses were offset by a $0.2 million increase to engineering costs as we continue to develop new and enhance existing products.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the six-month period discussed as there were no material drivers for the reduction of expense in comparative three-month period as opposed to the slight increase in expense in comparative six-month periods.
Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Sales and marketing	$76,186	$79,247	$(3,061)	(3.9)%	$155,120	$158,647	$(3,527)	(2.2)%
% of revenue	36.1%	37.0%			36.9%	37.4%
Sales and marketing expenses decreased for the six months ended June 30, 2026 compared with the corresponding period in 2025, primarily driven by a $6.7 million decrease in personnel related expenses, which was substantially driven by the $0.7 million restructuring charges which reduced personnel related expenses for the quarter and a $5.2 million decrease in stock-based compensation which was driven by stock awards granted at lower stock prices and fewer awards granted than in the same period in 2025. Sales and marketing expense was further reduced by a $1.2 million decrease in amortization expense as the customer relationships intangible asset was completely amortized as of April 2026. The decrease was offset by a $2.4 million increase in professional fees for consulting, a $1.7 million increase expenses from sales related events, and a $0.8 million increase in marketing expenses.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the six-month period discussed above except for the impact of the $0.7 million restructuring charges which reduced personnel related expenses for the three months ended June 30, 2026 as compared to the same period in 2025.
General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
General and administrative	$17,385	$21,166	$(3,781)	(17.9)%	$35,597	$44,752	$(9,155)	(20.5)%
% of revenue	8.2%	9.9%			8.5%	10.5%
General and administrative expenses decreased for the six months ended June 30, 2026 compared with the corresponding period in 2025, primarily driven by a $5.8 million decrease in personnel costs, which included a $5.3 million decrease in stock-based compensation expense due to more recent grants valued at a lower grant price and fewer awards granted. Additionally, professional fees decreased by $2.7 million, primarily related to legal and accounting services, and a $0.9 million decrease in bad debt expense. The decrease was partially offset by an increase in hosting expenses of $0.8 million associated with enterprise software and cloud computing costs.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the six-month period discussed above, except for bad debt expense which increased by $0.3 million for the three months ended June 30, 2026 as compared to the same period in 2025.
Restructuring Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Restructuring	$1,675	$—	$1,675	100.0%	$1,675	$—	$1,675	100.0%
% of revenue	0.8%	—%			0.4%	—%
Restructuring expenses increased for the six months ended June 30, 2026 compared with the corresponding period in 2025, primarily driven by a restructuring primarily from our reduction in force as we realign our workforce to focus on our core platform and create capacity to reinvest in capabilities and solutions that improve the customer experience and strengthen our competitive position.s whereas, there were no restructuring expenses in 2025
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the six-month period discussed above.
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest income	$5,539	$5,514	$25	0.5%	$11,151	$11,272	$(121)	(1.1)%
% of revenue	2.6%	2.6%			2.7%	2.7%
Interest income slightly decreased for the six months ended June 30, 2026 compared with the corresponding period in 2025, primarily driven by lower investment balances partially offset by interest income generated from higher cash and cash equivalent balances compared to the prior year.

Interest income was relatively flat for the three months ended June 30, 2026 compared to the same period in 2025, primarily driven by higher cash and cash equivalent balances partially offset by the lower investment balance in the three-month period ended June 30, 2026 as compared to the cash and cash equivalent balances in the comparative period.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest expense	$(2,533)	$(2,627)	$94	(3.6)%	$(5,031)	$(5,281)	$250	(4.7)%
% of revenue	(1.2)%	(1.2)%			(1.2)%	(1.2)%
Interest expense decreased by $0.3 million for the six months ended June 30, 2026 compared with the corresponding period in 2025 primarily because the prior-year period included interest on the 2025 Notes prior to their maturity in May 2025.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the six-month period discussed above.
Other (Expense) Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Other (expense) income, net	$(162)	$3,957	$(4,119)	(104.1)%	$(888)	$5,759	$(6,647)	(115.4)%
% of revenue	(0.1)%	1.8%			(0.2)%	1.4%
Other (expense) income, net decreased for the six months ended June 30, 2026 compared with the corresponding period in 2025 primarily due to realized and unrealized losses on foreign currency transactions primarily related to transactions in the British Pound Sterling, the Euro, and the Israeli Shekel during the six months ended June 30, 2026 as compared to unrealized gains in the same period in 2025.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the six-month period discussed above.
(Benefit) provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
(Benefit) provision for income taxes	$(210)	$2,000	$(2,210)	(110.5)%	$490	$4,700	$(4,210)	(89.6)%
% of revenue	(0.1)%	0.9%			0.1%	1.1%
Provision for income taxes decreased for the six months ended June 30, 2026 compared with the corresponding period in 2025. The decrease was primarily driven by a $3.2 million net favorable change in foreign provisions primarily from foreign return to provision adjustments, $0.6 million discrete tax benefit from the Kenzo acquisition, and a lower domestic tax expense due to OBBBA.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the six-month period discussed above except for the impact from the $0.6 million discrete tax benefit which was recorded in the first quarter of 2026.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$210,883	$214,193	$420,574	$424,446
Year-over-year growth	(1.5)%	3.0%	(0.9)%	2.7%
Income from operations	$3,019	$3,494	$2,461	$3,393
Non-GAAP income from operations	$28,885	$36,348	$53,317	$68,701
Operating margin	1.4%	1.6%	0.6%	0.8%
Non-GAAP operating margin	13.7%	17.0%	12.7%	16.2%
Net cash provided by operating activities	$36,988	$47,542	$76,805	$77,299
Free cash flow	$31,925	$42,280	$65,342	$66,957

	As of June 30,
	2026	2025
Annualized recurring revenue (“ARR”)	$824,020	$840,610
Year-over-year change	(2.0)%	3.1%
Number of customers	11,772	11,643
Year-over-year change	1.1%	1.4%
ARR per customer	$70.0	$72.2
Year-over-year change	(3.0)%	1.7%
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
We believe these non-GAAP financial measures are useful to investors in assessing our operating performance due to the following factors:
•Stock-based compensation expense. We exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period.
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

•Restructuring expense. We exclude non-ordinary course restructuring expenses related to the restructuring activities because we do not believe these charges are indicative of our core operating performance and we believe the exclusion of the restructuring expense provides a more useful comparison of our performance in different periods.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP total gross profit	$145,338	$151,134	$290,280	$301,907
Stock-based compensation expense	1,586	2,580	3,302	4,844
Amortization of acquired intangible assets	4,245	4,423	8,668	8,846
Non-GAAP total gross profit	$151,169	$158,137	$302,250	$315,597

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP gross profit – product subscriptions	$145,126	$150,861	$290,021	$300,428
Stock-based compensation expense	1,282	2,054	2,651	3,785
Amortization of acquired intangible assets	4,245	4,423	8,668	8,846
Non-GAAP gross profit – product subscriptions	$150,653	$157,338	$301,340	$313,059

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP gross profit – professional services	$212	$273	$259	$1,479
Stock-based compensation expense	304	526	651	1,059
Non-GAAP gross profit – professional services	$516	$799	$910	$2,538

The following table reconciles GAAP income from operations to non-GAAP income from operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP income from operations	$3,019	$3,494	$2,461	$3,393
Stock-based compensation expense	19,825	27,581	39,715	54,732
Amortization of acquired intangible assets	4,268	5,090	8,762	10,210
Acquisition-related expenses(1)	98	183	704	366
Restructuring expenses	1,675	—	1,675	—
Non-GAAP income from operations	$28,885	$36,348	$53,317	$68,701
(1) For the three and six months ended June 30, 2026 and 2025, acquisition-related expenses included $0.1 million and $0.2 million and $0.7 million and $0.4 million, respectively, of accretion expense related to contingent consideration recorded in connection with our July 2024 acquisition of Noetic.

The following table reconciles GAAP net income to non-GAAP net income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP net income	$6,073	$8,338	$7,203	$10,443
Stock-based compensation expense	19,825	27,581	39,715	54,732
Amortization of acquired intangible assets	4,268	5,090	8,762	10,210
Acquisition-related expenses	98	183	704	366
Amortization of debt issuance costs	1,077	999	2,122	2,018
Restructuring expense	1,675	—	1,675	—
Discrete tax items	—	—	(600)	—
Non-GAAP net income	$33,016	$42,191	$59,581	$77,769
Interest expense of convertible senior notes(1)	1,312	1,399	2,625	2,625
Numerator for non-GAAP earnings per share calculation	$34,328	$43,590	$62,206	$80,394

Weighted average shares used in GAAP earnings per share calculation, basic	67,024,154	64,441,000	66,601,615	64,140,087
Dilutive effect of convertible senior notes(1)	10,429,891	10,686,653	10,429,891	10,429,891
Dilutive effect of employee equity incentive plans(2)	895,807	255,992	842,964	322,231
Weighted average shares used in non-GAAP earnings per share calculation, diluted	78,349,852	75,383,645	77,874,470	74,892,209

Non-GAAP net income per share:
Basic	$0.49	$0.65	$0.89	$1.21
Diluted	$0.44	$0.58	$0.80	$1.07
(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. On an if converted basis, for the three and six months ended June 30, 2026, the 2029 Notes and 2027 Notes were dilutive, for the six months ended June 30, 2025 the 2029 Notes, 2027 Notes and 2025 Notes were dilutive.
(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net income to adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP net income	$6,073	$8,338	$7,203	$10,443
Interest income	(5,539)	(5,514)	(11,151)	(11,272)
Interest expense	2,533	2,627	5,031	5,281
Other expense (income), net	162	(3,957)	888	(5,759)
Provision for income taxes	(210)	2,000	490	4,700
Depreciation expense	2,651	2,349	5,025	5,140
Amortization of intangible assets	8,580	9,041	17,416	17,915
Stock-based compensation expense	19,825	27,581	39,715	54,732
Acquisition-related expenses	98	183	704	366
Restructuring expense	1,675	—	1,675	—
Adjusted EBITDA	$35,848	$42,648	$66,996	$81,546
The following table reconciles net cash provided by operating activities to free cash flow for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$36,988	$47,542	$76,805	$77,299
Less: Purchases of property and equipment	(1,154)	(948)	(3,235)	(2,309)
Less: Capitalized internal-use software costs	(3,909)	(4,314)	(8,228)	(8,033)
Free cash flow	$31,925	$42,280	$65,342	$66,957
Liquidity and Capital Resources
As of June 30, 2026, we had $425.6 million in cash and cash equivalents, $277.0 million in investments that have maturities ranging from one to eight months and an accumulated deficit of $957.5 million. Our principal sources of liquidity are cash and cash equivalents, investments, cash flow provided by operating activities and our Credit Agreement. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
On June 25, 2025, we entered into a credit agreement (the "Credit Agreement") that establishes a senior secured revolving credit facility and provides for borrowings in an aggregate principal amount of up to $200 million (the “Revolving Facility”, the loans thereunder, the “Revolving Loans” and the commitments thereunder, the “Revolving Commitments”). The Credit Agreement allows for incremental facilities up to the greater of $141 million or 75% of Consolidated EBITDA (as defined in the Credit Agreement). Additional incremental facilities may be incurred, subject to certain conditions. The proceeds of the Revolving Facility can be used to finance working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes. As of June 30, 2026, we were in compliance with all applicable covenants and had sufficient capacity under the affirmative covenants. Refer to Note 9, Debt, for additional information related to the credit agreement.
We believe that our existing cash and cash equivalents, our investments, our cash generated by operating activities and our available borrowings under our Credit Agreement will be sufficient to meet our operating and capital requirements for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, office facilities lease obligations, purchase commitments, including our cloud infrastructure services, potential future acquisitions of technology businesses, any election we make to redeem our convertible senior notes, and the repayment of the $600 million 2027 Notes . Further, in January 2025, we entered into a cloud-services agreement with a cloud services provider that contains minimum spend commitments. The agreement provides for an annual commitment of $125.0 million per year over the next five years, with an additional $35.0 million obligation over the five-year period of the agreement, for an aggregate total commitment of $660.0 million. As a result of the repayment of the 2027 Notes, we expect a reduction to cash received from interest income. For more information regarding this commitment, see Note 15, Commitments and Contingencies, in the Notes to our consolidated financial statements on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026 . In preparation for the repayment of the 2027 Notes, due on March 15, 2027, we implemented the following measures:
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
Cash Flows
The following table shows a summary of our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash, cash equivalents and restricted cash at beginning of period	$246,664	$342,101
Net cash provided by operating activities	76,805	77,299
Net cash provided by (used in) investing activities	100,092	(120,530)
Net cash provided by financing activities	2,587	(42,390)
Effects of exchange rates on cash, cash equivalents and restricted cash	(541)	4,847
Cash, cash equivalents and restricted cash at end of period	$425,607	$261,327
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $76.8 million of cash and cash equivalents for the six months ended June 30, 2026, which reflects our ability to generate cash from our operations. Cash provided by operating activities was primarily driven by a net income of $7.2 million in addition to significant beneficial adjustments to reconcile net income to net cash provided from operating activities including $39.7 million in stock-based compensation, $22.4 million of depreciation from our fixed assets, and amortization, primarily from our internally-developed software and acquired intangibles. Additionally, working capital contributed an additional $7.2 million of cash to operating activities primarily driven by increase to operating cash flow from accounts receivable of $25.2 million, partially offset by decreases in deferred revenue of $19.6 million and accrued expenses of $8.3 million.
Operating activities provided $77.3 million of cash and cash equivalents for the six months ended June 30, 2025, which demonstrates our ability to generate cash from our operations partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net income of $10.4 million and a decrease in our net operating assets and liabilities of $8.3 million, offset by non-cash charges of $75.1 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a $13.2 million decrease in accrued expenses, a $12.3 million decrease in deferred revenue, a $5.8 million increase in prepaid expenses, a $1.2 million decrease in other liabilities and a $3.0 million decrease in accounts payable, which each had a negative impact on operating cash flow.

These factors were offset by a $17.5 million decrease in accounts receivable and a $9.8 million decrease in deferred contract acquisition and fulfillment costs, which each had a positive impact on operating cash flow.
Investing Activities
Investing activities provided $100.1 million of cash for the six months ended June 30, 2026, primarily driven by $135.0 million of investment maturities, which was partially offset by $23.3 million in cash paid, net of cash acquired, in the acquisition of Kenzo to further strengthen our AI SOC capabilities and $8.2 million in capitalized internal-use software costs as we continue to invest and develop our product offering.
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
Financing Activities
Financing activities provided $2.6 million for the six months ended June 30, 2026, which consisted primarily of $2.9 million in proceeds from our employee stock purchase plan and was partially offset by $0.3 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities used $42.4 million of cash for the six months ended June 30, 2025, which consisted primarily of $46.0 million in conversion of convertible senior notes, $1.9 million in withholding taxes paid for the net share settlement of equity awards, and $1.3 million in debt issuance costs, partially offset by $4.4 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.6 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
As of June 30, 2026, there were no material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026 (the “Annual Report”).
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
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. Other than the new market-based PSU estimate discussed in Note 10, Stock-Based Compensation, there have been no material changes in our critical accounting estimates from those disclosed in our Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of June 30, 2026 would not have been material to our financial condition or results of operations.

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
Interest Rate Risk
As of June 30, 2026, we had cash and cash equivalents of $425.6 million consisting of bank deposits and money market funds and investments of $277.0 million consisting of U.S. government agencies. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
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
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of June 30, 2026, the fair values of our 2027 Notes and 2029 Notes were $576.0 million and $253.5 million, respectively.
As of June 30, 2026, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of June 30, 2026, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026 (the “Annual Report”). Our operations and financial results are subject to various risks and uncertainties that, if they materialize, could adversely affect our business, financial condition and results of operations. In that event, the trading price of our common stock could decline. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Equity Securities
None.
(b) Use of Proceeds from Initial Public Offering of Common Stock
None.
(c) Issuer Purchases of Equity Securities
None.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Certain of our executive officers and directors may execute purchases and sales of our securities through Rule 10b5-1 equity trading plans and “non-Rule 10b5-    1 equity trading arrangements” (as defined in Item 408(c) of Regulation S-K).
During the three months ended June 30, 2026, the executive officers or directors listed below terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.
Chief Accounting Officer

Name and Position	Action	Adoption or Transaction Date	Type of Trading Arrangement	Number of Shares of Common Stock to be Sold	Original Expiration Date
Scott Murphy, Chief Accounting Officer	Termination	May 8, 2026	Rule 10b5-1*	17,644**	June 1, 2026***
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

*** The Rule 10b5-1 trading arrangement was set to terminate on the earlier of the date all the shares under the plan were sold and the expiration date indicated, subject to early termination for specified events set forth in the plan.

During the three months ended June 30, 2026, other than noted above, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

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

10.1+
Offer Letter, by and between the Company and Wael Mohamed, dated as of May 27, 2026. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on June 1, 2026)

10.2+
Severance and Equity Award Vesting Acceleration Letter Agreement, by and between the Company and Wael Mohamed, dated as of May 27, 2026. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-37496), filed on June 1, 2026)

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

RAPID7, INC.

Date: August 10, 2026	By:	/s/ Wael Mohamed
Name: Wael Mohamed
Title: Chief Executive Officer

Date: August 10, 2026	By:	/s/ Rafeal E. Brown
Name: Rafeal E. Brown
Title: Chief Financial Officer