Form 10-Q
period 2026-09-30
Rapid7, Inc.
filed 2026-11-04
CIK 1560327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 26, 2026, there were 68,535,768 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

RAPID7, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$335,714	$246,664
Short-term investments	395,853	228,006
Accounts receivable, net of allowance for credit losses of $2,935 and $2,476 at September 30, 2026 and December 31, 2025, respectively	125,419	167,017
Deferred contract acquisition and fulfillment costs, current portion	45,657	48,370
Prepaid expenses and other current assets	35,227	47,230
Total current assets	937,870	737,287
Long-term investments	—	184,119
Property and equipment, net	26,637	31,990
Operating lease right-of-use assets	39,031	45,485
Deferred contract acquisition and fulfillment costs, non-current portion	65,820	66,978
Goodwill	593,334	575,268
Intangible assets, net	58,546	65,105
Other assets	14,831	20,232
Total assets	$1,736,069	$1,726,464
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,347	$11,041
Accrued expenses and other current liabilities	90,376	96,998
Convertible senior notes, current portion, net	598,849	—
Operating lease liabilities, current portion	17,625	16,176
Deferred revenue, current portion	408,736	451,155
Total current liabilities	1,128,933	575,370
Convertible senior notes non-current portion, net	296,389	892,284
Operating lease liabilities, non-current portion	44,882	59,908
Deferred revenue, non-current portion	23,349	29,971
Other long-term liabilities	21,769	14,201
Total liabilities	$1,515,322	$1,571,734
Stockholders’ equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	$—	$—
Common stock, $0.01 par value per share; 100,000,000 shares authorized at September 30, 2026 and December 31, 2025; 68,980,141 and 66,417,175 shares issued at September 30, 2026 and December 31, 2025, respectively; 68,409,886 and 65,846,920 shares outstanding at September 30, 2026 and December 31, 2025, respectively	683	658
Treasury stock, at cost, 570,255 shares at September 30, 2026 and December 31, 2025	(4,765)	(4,765)
Additional paid-in-capital	1,179,415	1,120,963
Accumulated other comprehensive (loss) income	(647)	2,527
Accumulated deficit	(953,939)	(964,653)
Total stockholders’ equity	220,747	154,730
Total liabilities and stockholders’ equity	$1,736,069	$1,726,464
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product subscriptions	$206,086	$210,146	$615,186	$622,178
Professional services	6,318	7,814	17,792	20,228
Total revenue	212,404	217,960	632,978	642,406
Cost of revenue:
Product subscriptions	59,049	58,263	178,128	169,867
Professional services	5,504	6,721	16,719	17,656
Total cost of revenue	64,553	64,984	194,847	187,523
Total gross profit	147,851	152,976	438,131	454,883
Operating expenses:
Research and development	39,638	46,914	135,065	142,029
Sales and marketing	65,645	79,296	220,765	237,943
General and administrative	23,630	20,863	59,227	65,615
Restructuring	9,988	—	11,663	—
Total operating expenses	138,901	147,073	426,720	445,587
Income from operations	8,950	5,903	11,411	9,296
Other income (expense), net:
Interest income	6,003	6,167	17,154	17,439
Interest expense	(2,574)	(2,585)	(7,605)	(7,866)
Other (expense) income, net	(5,808)	(173)	(6,696)	5,586
Income before income taxes	6,571	9,312	14,264	24,455
Provision (benefit) for income taxes	3,060	(497)	3,550	4,203
Net income	$3,511	$9,809	$10,714	$20,252
Net income per share, basic	$0.05	$0.15	$0.16	$0.31
Net income per share, diluted	$0.05	$0.15	$0.16	$0.31
Weighted average common shares outstanding, basic	67,613,584	64,967,114	66,968,562	64,404,649
Weighted average common shares outstanding, diluted	70,172,655	65,181,941	68,338,147	64,691,079
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$3,511	$9,809	$10,714	$20,252
Other comprehensive (loss) income:
Change in fair value of cash flow hedges	(401)	(2,156)	(3,736)	2,459
Adjustment for net gains realized on cash flow hedges and included in net income, net of taxes	274	827	1,821	973
Total change in unrealized (losses) gains on cash flow hedges	(127)	(1,329)	(1,915)	3,432
Change in unrealized (losses) gains on investments	(148)	274	(1,259)	232
Total other comprehensive (loss) income	(275)	(1,055)	(3,174)	3,664
Comprehensive income	$3,236	$8,754	$7,540	$23,916
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Three Months Ended September 30, 2026 and 2025
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2026	67,317	$672	571	$(4,765)	$1,158,619	$(372)	$(957,450)	$196,704
Stock-based compensation expense	—	—	—	—	15,060	—	—	15,060
Issuance of common stock under employee stock purchase plan	303	3	—	—	1,620	—	—	1,623
Vesting of restricted stock units	416	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(9)	—	—	—	(118)	—	—	(118)
Issuance of common stock from acquisition	383	4	—	—	4,238	—	—	4,242
Other comprehensive loss	—	—	—	—	—	(275)	—	(275)
Net income	—	—	—	—	—	—	3,511	3,511
Balance, September 30, 2026	68,410	$683	571	$(4,765)	$1,179,415	$(647)	$(953,939)	$220,747

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	64,707	$646	571	$(4,765)	$1,068,643	$3,514	$(977,591)	$90,447
Stock-based compensation expense	—	—	—	—	25,293	—	—	25,293
Issuance of common stock under employee stock purchase plan	198	2	—	—	3,255	—	—	3,257
Vesting of restricted stock units	458	4	—	—	(4)	—	—	—
Shares withheld for employee taxes	(25)	—	—	—	(535)	—	—	(535)
Other comprehensive loss	—	—	—	—	—	(1,055)	—	(1,055)
Net income	—	—	—	—	—	—	9,809	9,809
Balance, September 30, 2025	65,338	$652	571	$(4,765)	$1,096,652	$2,459	$(967,782)	$127,216
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited)
Nine Months Ended September 30, 2026 and 2025
(in thousands)

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	65,847	$658	571	$(4,765)	$1,120,963	$2,527	$(964,653)	$154,730
Stock-based compensation expense	—	—	—	—	49,388	—	—	49,388
Issuance of common stock under employee stock purchase plan	801	8	—	—	4,504	—	—	4,512
Vesting of restricted stock units	1,316	13	—	—	(13)	—	—	—
Shares withheld for employee taxes	(51)	(1)	—	—	(419)	—	—	(420)
Issuance of common stock from acquisition	497	5	—	—	4,992	—	—	4,997
Other comprehensive loss	—	—	—	—	—	(3,174)	—	(3,174)
Net income	—	—	—	—	—	—	10,714	10,714
Balance, September 30, 2026	68,410	$683	571	$(4,765)	$1,179,415	$(647)	$(953,939)	$220,747

	Common stock		Treasury stock		Additional paid-in-capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	63,497	$635	571	$(4,765)	$1,011,080	$(1,205)	$(988,034)	$17,711
Stock-based compensation expense	—	—	—	—	77,200	—	—	77,200
Issuance of common stock under employee stock purchase plan	385	4	—	—	7,699	—	—	7,703
Vesting of restricted stock units	1,332	13	—	—	(13)	—	—	—
Shares withheld for employee taxes	(87)	(1)	—	—	(2,434)	—	—	(2,435)
Vesting of equity awards previously classified as liabilities	22	—	—	—	777	—	—	777
Issuance of common stock upon exercise of stock options	157	1	—	—	1,588	—	—	1,589
Issuance of common stock from acquisition	32	—	—	—	755	—	—	755
Other comprehensive gain	—	—	—	—	—	3,664	—	3,664
Net income	—	—	—	—	—	—	20,252	20,252
Balance, September 30, 2025	65,338	$652	571	$(4,765)	$1,096,652	$2,459	$(967,782)	$127,216

RAPID7, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$10,714	$20,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,896	34,254
Amortization of debt issuance costs	3,226	3,116
Stock-based compensation expense	62,961	81,059
Impairment of strategic equity investment	5,500	—
Deferred income taxes	(6,160)	(1,300)
Other	587	(4,730)
Changes in assets and liabilities:
Accounts receivable	40,410	25,911
Deferred contract acquisition and fulfillment costs	3,871	14,138
Prepaid expenses and other assets	21,910	(1,339)
Accounts payable	3,455	(3,806)
Accrued expenses	(8,807)	(11,578)
Deferred revenue	(49,813)	(36,911)
Other liabilities	(13,824)	(2,816)
Net cash provided by operating activities	$106,926	$116,250
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(23,345)	—
Purchases of property and equipment	(3,448)	(6,446)
Capitalization of internal-use software	(11,667)	(11,984)
Purchases of investments	(167,527)	(503,038)
Sales and maturities of investments	185,000	227,500
Other investing activities	(100)	1,786
Net cash used in investing activities	$(21,087)	$(292,182)
Cash flows from financing activities:
Payment of debt issuance costs	(14)	(1,693)
Payments for maturity of convertible senior notes	—	(45,992)
Payments related to business acquisitions	(177)	—
Taxes paid related to net share settlement of equity awards	(420)	(2,435)
Proceeds from employee stock purchase plan	4,512	7,703
Proceeds from stock option exercises	—	1,589
Net cash provided by (used in) financing activities	3,901	(40,828)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(690)	5,272
Net increase (decrease) in cash, cash equivalents and restricted cash	$89,050	$(211,488)
Cash, cash equivalents and restricted cash, beginning of period	246,664	342,101
Cash and cash equivalents end of period	$335,714	$130,613
Supplemental cash flow information:
Cash paid for interest on convertible senior notes	5,250	5,768
Cash paid for income taxes, net of refunds received	7,513	7,124
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RAPID7, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business, Basis of Presentation and Consolidation and Significant Accounting Policies
Description of Business
Rapid7, Inc. and subsidiaries (“we,” “us” or “our”) specialize in AI-powered managed cybersecurity operations, trusted to advance organizations’ cyber resilience. Open and extensible, the Rapid7 Command Platform integrates security data, enriching it with AI, threat intelligence, and 25 years of expertise and innovation to reduce risk and disrupt attackers. With deep expertise in preemptive managed detection and response (MDR), Rapid7 unifies exposure and detection to transform the cybersecurity operations of approximately 11,800 customers worldwide.
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
The unaudited condensed consolidated financial statements include our results of operations and those of our wholly-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no other changes to the significant accounting policies during the nine months ended September 30, 2026.

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
In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). This new guidance is intended to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20 for (a) convertible debt instruments with cash conversion features and (b) debt instruments that are not currently convertible. We adopted the standard prospectively. ASU 2024-04 did not have an impact on the Company’s unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). Entities are required to disaggregate any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities or other depletion expenses. Such disclosures must be made on an annual and interim basis in a tabular format in the footnotes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. We do not plan to early adopt this standard and are currently evaluating the effect of adopting this standard.

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
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period consistent with the above methodology. For the three months ended September 30, 2026 and 2025, we recognized revenue of $187.8 million and $192.7 million, respectively, that was included in the corresponding contract liability balance as of June 30 of each respective year. For the nine months ended September 30, 2026 and 2025, we recognized $405.5 million and $413.4 million respectively, that was included in the contract liability balance as of December 31 of the respective preceding year. Deferred revenue that will be realized during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
We receive payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Unbilled receivables include amounts related to our contractual right to consideration for both completed and partially completed performance obligations that have not been invoiced. If the right to consideration is based on satisfaction of another performance obligation in the contract other than the passage of time, we would record a contract asset. As of September 30, 2026 and December 31, 2025, unbilled receivables of $3.9 million and $2.7 million, respectively, are included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheet. As of September 30, 2026 and December 31, 2025, we have no contract assets recorded on our unaudited condensed consolidated balance sheet.

Disaggregated Revenue by geographic location:
Revenues by geographic area presented based upon the location of the customer are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$147,336	$154,778	$441,484	$458,535
Rest of world	65,068	63,182	191,494	183,871
Total	$212,404	$217,960	$632,978	$642,406
Transaction Price Allocated to the Remaining Performance Obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of September 30, 2026 (in thousands). The estimated revenues do not include unexercised contract renewals.

	Next Twelve Months	Thereafter
Product subscriptions	$515,072	$277,477
Professional services	11,998	3,903
Total	$527,070	$281,380
Deferred contract acquisition and fulfillment costs
The following table summarizes the activity of the deferred contract acquisition and fulfillment costs, which primarily consist of capitalized sales commissions, for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$115,348	$125,806
Capitalization of contract acquisition and fulfillment costs	37,418	29,377
Amortization of deferred contract acquisition and fulfillment costs	(41,289)	(43,517)
Ending balance	$111,477	$111,666
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
In connection with the acquisition, we committed to issue shares of our common stock having an aggregate value of $25.3 million to two key employees of Kenzo (the "Key Employee Consideration"), subject to continued employment. These shares will be issued in three equal annual installments over a 36-month period, starting on the first anniversary of the closing date of the transaction. The Key Employee Consideration will be recognized as stock-based compensation expense over the required employment period. For the three and nine months ended September 30, 2026, we recognized stock-based compensation expense related to the Key Employee Consideration of approximately $2.1 million and $4.4 million, respectively. The number of shares to be issued at each issuance date will be determined by dividing the aggregate value by the 30-day average closing price per share of our common stock as of the issuance date. The Company's obligations with respect to the Key Employee Consideration will be presented as a liability on our unaudited condensed consolidated balance sheet during the vesting period.

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
We identified developed technology as the sole acquired intangible asset. The estimated fair value of the developed technology intangible asset was $7.2 million with an estimated useful life of 6 years, which was based on a valuation using a probability weighted expected return model (“PWERM”). As part of the PWERM, we made certain assumptions regarding the present value of the after-tax cash flows attributed to the developed technology at a discount rate which reflected any risks associated with the developed technology and our weighted average cost of capital. Any future adjustments made to the fair value of the developed technology, any assets acquired, or liabilities assumed will be adjusted in the period they are determined and recognized with a corresponding adjustment to goodwill.
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

In the three and nine months ended September 30, 2026, we recorded no expense and $0.5 million, respectively, of acquisition-related transaction costs related to the acquisition of Kenzo to general and administrative expense.

Our revenue and net income attributable to the Kenzo business for the three and nine months ended September 30, 2026 were not material.

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
In the third quarter of 2026, $11.6 million was earned as part of the Earnout Consideration related to the second Earnout Period. Of this amount, $7.6 million was settled in cash during the fourth quarter of 2026, while the remaining $4.0 million was settled through the issuance of 349,714 common stock units on September 29, 2026. On October 3, 2025, $6.0 million was distributed related to the initial Earnout Period, with $4.1 million settled in cash, and the remaining $1.9 million settled through the issuance of 94,229 common stock units.
As of September 30, 2026, the fair value of the contingent purchase consideration was $9.0 million which was recorded within accrued expenses and other current liabilities in our unaudited condensed consolidated balance sheet. For the three and nine months ended September 30, 2026, we recorded approximately no expense and $0.2 million, respectively, of accretion expense related to the contingent purchase consideration to general and administrative expense. In the three and nine months ended September 30, 2026, we also recognized stock-based compensation expense related to these share-based awards in the amount of $0.2 million and $2.3 million, respectively.
In June 2026, we issued 113,599 shares of common stock as the second installment of common stock issued to the two key Noetic employees.
Our revenue and net income attributable to the Noetic business for the three and nine months ended September 30, 2026 were not material.
Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Noetic business combination.
Note 4. Investments
Our investments, which are all classified as available-for-sale, consisted of the following (in thousands):

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S government agencies	$396,409	$—	$(556)	$395,853
Total assets	$396,409	$—	$(556)	$395,853

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S government agencies	$411,424	$701	$—	$412,125
Total assets	$411,424	$701	$—	$412,125
As of September 30, 2026 and December 31, 2025, our available-for-sale investments had maturities ranging from one to five months and from one to fourteen months, respectively.
On October 30, 2025, we entered into a $5.5 million investment in a privately-held cybersecurity company via a Simple Agreement for Future Equity (“SAFE”). The investment in the SAFE is accounted for at cost, subject to adjustments for impairment and observable changes in fair value, and is presented on the unaudited condensed consolidated balance sheets within the category of Other Assets. During the three months ended September 30, 2026, we identified indicators of impairment related to our SAFE investment resulting from the financial and operating conditions of the underlying entity, Based on our assessment of the entity’s financial condition and operational outlook as of September 30, 2026, we determined the investment was fully impaired and recorded an impairment charge of $5.5 million to Other income (expense) on our unaudited condensed consolidated statement of operations. As a result of the impairment, the investment was measured at fair value on a nonrecurring basis as of September 30, 2026. The fair value was based on the estimated proceeds available to us from a sale or wind-down of the entity, which are unobservable inputs (Level 3). We expect to receive minimal, if any, proceeds and, therefore, concluded the fair value of the SAFE was $0.0 million as of September 30, 2026
For all of our investments for which the amortized cost basis was greater than the fair value at September 30, 2026 and December 31, 2025, we have concluded that there is no plan to sell the security nor is it more likely than not that we would be required to sell the security before its anticipated maturity. In making the determination as to whether a credit loss exists, we evaluated factors such as the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security or industry, changes in the financial condition and credit ratings of the issuers, payment history, and expected future cash flows.
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
The following table presents our financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Description:
Assets:
U.S. government agencies	$395,853	$—	$—	$395,853
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	96	—	96
Total assets	$395,853	$96	$—	$395,949
Liabilities:
Contingent consideration (other current liabilities)	—	—	9,030	9,030
Total liabilities	$—	$—	$9,030	$9,030

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Description:
Assets:
U.S. government agencies	$412,125	$—	$—	$412,125
Foreign currency forward contracts designated as cash flow hedges (prepaid expenses and other current assets)	—	1,868	—	1,868
Total assets	$412,125	$1,868	$—	$413,993
Liabilities:
Contingent consideration (other current liabilities)	—	—	8,864	8,864
Total liabilities	$—	$—	$8,864	$8,864
Cash and cash equivalents are excluded from the table above as carrying amounts reported in our unaudited condensed consolidated balance sheet equal or approximate fair value. As of September 30, 2026, the fair value of our 0.25% and 1.25% convertible senior notes due 2027 and 2029, as further described in Note 9, Debt, was $582.8 million and $266.8 million, respectively, based upon quoted market prices. We consider the fair value of the Notes (as defined in Note 9, Debt) to be a Level 2 measurement due to limited trading activity of the Notes. As of September 30, 2026, the fair value of our contingent consideration, as further described in Note 3, Business Combinations, was $9.0 million and is classified as a Level 3 measurement based on inputs not observable in the market.
Note 6. Property and Equipment
Property and equipment are recorded at cost and consist of the following (in thousands):

	As of September 30, 2026	As of December 31, 2025
Computer equipment and software	$22,722	$23,728
Furniture and fixtures	11,898	11,893
Leasehold improvements	61,557	61,456
Total	96,177	97,077
Less accumulated depreciation	(69,540)	(65,087)
Property and equipment, net	$26,637	$31,990
We recorded depreciation expense of $2.6 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively, and $7.7 million and $7.5 million for the nine months ended September 30, 2026 and 2025, respectively. During the three and nine months ended September 30, 2026, we wrote off $0.6 million and $2.3 million of fully depreciated computer equipment and software, respectively, in accordance with our policy as described in Note 2, Summary of Significant Accounting Policies, included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Note 7. Goodwill and Intangibles
Goodwill was $593.3 million as of September 30, 2026 and $575.3 million as of December 31, 2025. The following table displays the changes in the gross carrying amount of goodwill (in thousands):

Carrying Amount
Balance at December 31, 2025	$575,268
Kenzo acquisition	18,066
Balance at September 30, 2026	$593,334

The following table presents details of our intangible assets which include acquired identifiable intangible assets and capitalized internal-use software costs (in thousands):

		As of September 30, 2026			As of December 31, 2025
	Weighted Average Estimated Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Intangible assets subject to amortization:
Developed technology	6.3	$154,055	$(124,477)	$29,578	$146,855	$(111,886)	$34,969
Customer relationships	6.0	12,000	(12,000)	—	12,000	(11,906)	94
Trade names	0.0	2,619	(2,619)	—	2,619	(2,619)	—
Licensed IP	3.0	500	(83)	417	—	—	—
Total acquired intangible assets		169,174	(139,179)	29,995	161,474	(126,411)	35,063
Internal-use software	3.0	94,910	(66,359)	28,551	83,934	(53,892)	30,042
Total intangible assets		$264,084	$(205,538)	$58,546	$245,408	$(180,303)	$65,105
Intangible assets are expensed on a straight-line basis over the useful life of the asset. Amortization expense was $7.8 million and $8.9 million for the three months ended September 30, 2026 and 2025, respectively, and $25.2 million and $26.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Estimated future amortization expense of the acquired identifiable intangible assets and completed capitalized internal-use software costs as of September 30, 2026 was as follows (in thousands):

2026 (for the remaining three months)	$7,470
2027	21,630
2028	11,236
2029	5,500
2030	4,443
2031 and thereafter	2,653
Total	$52,932
The table above excludes the impact of $5.6 million of capitalized internal-use software costs for projects that have not been completed as of September 30, 2026, and therefore, all the costs associated with these projects have not been incurred.

Note 8. Derivative and Hedging Activities
To mitigate our exposure to foreign currency fluctuations resulting from certain expenses denominated in certain foreign currencies, we enter into forward contracts that are designated as cash flow hedging instruments. These forward contracts have contractual maturities of nine months or less, and as of September 30, 2026 and December 31, 2025, outstanding forward contracts had a total notional value of $20.8 million and $78.8 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. During the nine months ended September 30, 2026 and 2025, all cash flow hedges were considered effective. Refer to Note 5, Fair Value Measurements, for the fair values of our outstanding derivative instruments.
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
As of September 30, 2026, the 2027 Notes and the 2029 Notes were not convertible at the option of the holders.
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
The net carrying amount of the Notes as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	2027 Notes			2029 Notes
	Principal	Unamortized debt issuance costs	Total	Principal	Unamortized debt issuance costs	Total
Balance at December 31, 2025	$600,000	$(3,044)	$596,956	$300,000	$(4,672)	$295,328
Amortization of debt issuance costs	—	1,893	1,893	—	1,061	1,061
Balance at September 30, 2026	$600,000	$(1,151)	$598,849	$300,000	$(3,611)	$296,389

Interest expense related to the Notes was as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$375	$938	$1,313	$—	$375	$938	$1,313
Amortization of debt issuance costs	643	369	1,012	—	639	363	1,002
Total interest expense	$1,018	$1,307	$2,325	$—	$1,014	$1,301	$2,315

	Nine Months Ended September 30,
	2026			2025
	2027 Notes	2029 Notes	Total	2025 Notes	2027 Notes	2029 Notes	Total
Contractual interest expense	$1,125	$2,813	$3,938	$345	$1,125	$2,813	$4,283
Amortization of debt issuance costs	1,893	1,061	2,954	97	1,880	1,043	3,020
Total interest expense	$3,018	$3,874	$6,892	$442	$3,005	$3,856	7,303
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
The borrowings under the Credit Agreement bear interest at a variable annual rate based on either the Secured Overnight Financing Rate (SOFR) subject to a floor of zero or alternate base rate plus, in each case, a fixed margin, which varies depending on our net leverage ratio. As of September 30, 2026, we did not have any outstanding borrowings under the Credit Agreement.
We recorded $0.1 million and $0.3 million of amortization of debt issuance costs related to the Credit Agreement for the three and nine months ended September 30, 2026, respectively.
As of September 30, 2026, we had a total of $5.7 million in letters of credit outstanding as collateral for certain office space leases which reduce the amount of borrowing availability under our Credit Agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense:
Cost of revenue	$1,473	$2,457	$4,775	$7,301
Research and development	7,189	9,399	24,837	30,037
Sales and marketing	4,351	7,255	13,865	21,948
General and administrative	10,233	7,216	19,484	21,773
Total stock-based compensation expense	$23,246	$26,327	$62,961	$81,059
We recognize stock-based compensation expense for all awards on a straight-line basis over the applicable vesting period, which is generally three to four years.
Our Compensation Committee adopted and approved the performance goals, targets and payout formulas for our 2026 and 2025 bonus plans. In 2025, this approval included permitting executive officers and certain other employees the opportunity to receive payment of their earned bonuses in the form of common stock (in lieu of cash), which was subsequently eliminated by the Compensation Committee in the fourth quarter of 2025 and not offered in 2026. For the three and nine months ended September 30, 2025, we recognized stock-based compensation related to such bonuses in the amount of a reduction of expense of less than $0.1 million and expense of $0.7 million, respectively, based on the probable expected performance against the pre-established corporate financial objectives as of September 30, 2025.

(b) Restricted Stock, Restricted Stock Units and Performance-Based Restricted Stock Units
Equity-classified RSUs and PSUs
RSUs and PSUs activity classified as equity during the nine months ended September 30, 2026 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	3,970,517	$33.48
Granted	9,613,990	6.49
Vested	(1,316,546)	38.29
Forfeited	(1,064,769)	30.23
Unvested balance as of September 30, 2026	11,203,192	$10.06

As of September 30, 2026, the unrecognized compensation expense related to our unvested equity-classified RSUs and PSUs was $74.2 million, which will be recognized over an estimated weighted average amortization period of 2.30 years.

In September 2026, our Compensation Committee awarded 290,626 RSUs as inducement grants to three employees in connection with the commencement of their employment. The RSUs vest over a three year period, with 1/3 vesting on September 15, 2027, and the remaining vesting in quarterly increments thereafter, subject to continuous service as of each such date.

In May 2026, our Compensation Committee awarded 525,000 RSUs as an inducement grant to our new Chief Product and Technology Officer, in connection with the commencement of his employment. The RSUs vest over a three year period, with 1/3 vesting on June 15, 2027, and the remaining vesting in quarterly increments thereafter, subject to continuous service as of each such date.

In March 2026, our Compensation Committee awarded 467,945 RSUs and 1,051,538 PSUs as inducement grants concurrently with the acquisition of Kenzo. The PSUs require the achievement of certain milestones based on our attainment of year over year managed MDR and security information and event management ("SIEM") annualized recurring revenue goals. The PSUs have two measurement and vesting dates through March 31, 2029, subject to the award recipients' continuous service as of each such date. If achievement of the milestones are not met, no PSUs will be earned. In the three and nine months ended September 30, 2026, we recorded $0.6 million and $1.2 million, respectively, of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.

In February 2026, our Compensation Committee awarded 567,108 PSUs based on achievement of total new annualized recurring revenue ("New ARR") and adjusted EBITDA (pre-bonus) targets for fiscal year 2026, with each metric weighted 50%. New ARR is defined as the annual value of new recurring revenue from new and existing customer contracts executed during fiscal year 2026. Adjusted EBITDA Pre-Bonus is a non-GAAP measure that we define as net income before interest income, interest expense, other income (expense), net, provision for income taxes, depreciation expense, amortization of intangible assets, stock-based compensation expense, acquisition-related expenses, litigation-related expenses, impairment of long-lived assets, restructuring expense, impairment of equity investment, and corporate bonus expense. Payout ranges from 0%-150% of targets, with no PSUs earned if minimum performance thresholds are not achieved. The performance period is one year, and any earned PSUs will vest in three equal annual installments, subject to the participants' continuous service. For the three and nine months ended September 30, 2026, we recorded $0.6 million and $1.3 million, respectively, of stock-based compensation expense related to these PSUs based on estimated achievement of the performance criteria.

Liability-classified PSUs
PSUs activity classified as liability during the nine months ended September 30, 2026 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	—	$—
Granted	4,313,750	3.19
Forfeited	(337,500)	1.81
Unvested balance as of September 30, 2026	3,976,250	$3.31
As of September 30, 2026, the unrecognized compensation expense related to our unvested liability-classified PSUs was $45.4 million, which will be recognized over an estimated weighted average amortization period of 2.50 years.
As of September 30, 2026, our liability-classified PSUs had a balance of $6.9 million recorded within other long-term liabilities on our unaudited condensed consolidated balance sheet. We recorded $5.9 million and $6.9 million, respectively, of stock-based compensation expense related to these PSUs for the three and nine months ended September 30, 2026.
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

The number of shares that may ultimately vest is based on the specified price hurdles when our common stock closes at or above the specified price on average for 30 consecutive calendar days. For a 30 consecutive calendar day price between price hurdles, the payout is determined utilizing a linear interpolation. The PSUs are also subject to continued employment through the end of the performance period, except in the case of certain qualifying terminations. The stock price thresholds and related payout percentages between the two plans are as follows:

	Price Hurdles
	Below $15.00	$15.00	$17.50	$20.00	$25.00	$30.00 or Higher
Plan 1	—%	50%	75%	100%	125%	150%
Plan 2	—%	—%	—%	100%	125%	150%

Given these PSUs contain a market-based vesting condition, we estimate the fair value of the awards using a Monte Carlo simulation model, which is required because the stock price hurdles affect the number of shares that will ultimately vest. The simulation models tens of thousands of potential stock price paths for the Company to estimate the probability of achieving various stock price hurdle outcomes. The expense is recognized over the requisite service period based on the award's fair value remeasured at each reporting date using a Monte Carlo simulation model, with cumulative expense adjusted in the period of each remeasurement to reflect changes in fair value. The following table summarizes the assumptions used in the Monte Carlo simulation model to estimate the fair value of the liability-classified PSUs as of September 30, 2026:

	Grant Date			As of September 30, 2026
	Plan 1(1)	Plan 1(2)	Plan 2(1)	Plan 1	Plan 2
Expected term (in years)	3.00	2.79	3.00	2.5	2.5
Expected volatility	50.1%	51.6%	50.1%	57.9%	57.9%
Risk-free interest rate	3.85%	4.07%	3.85%	4.91%	4.91%
Expected dividend yield	—%	—%	—%	—%	—%
Fair value per unit	$2.37	$4.42	$1.81	$13.57	$12.15
(1) PSUs granted March 31, 2026
(2) PSUs granted June 15, 2026

In June 2026, the Company's Compensation Committee granted 2,125,000 PSUs to our new Chief Executive Officer in connection with the commencement of his employment under the 2015 Plan. These PSUs were issued under Plan 1.
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

As the awards default to cash settlement, the awards are classified as liabilities until such time as the Compensation Committee makes an irrevocable election to issue shares. As of September 30, 2026, the Compensation Committee has not approved a settlement in shares; therefore, these PSUs remain classified as a liability. The liability associated with these awards is initially measured at the estimated fair value of the award that is ultimately expected to vest on the grant date and is subsequently remeasured to fair value at each reporting date until the earlier of (i) settlement in cash or (ii) the election to settle the PSUs in shares. Changes in fair value are recognized as compensation expense (or a reduction thereof) in the period of change. The stock-based compensation expense associated with these awards will be recognized over the three-year performance period associated with the awards.
(c)Stock Options
The following table summarizes information about stock option activity during the reporting periods:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	223,232	$13.38		$498
Forfeited/cancelled	(63,473)	13.68
Outstanding as of September 30, 2026	159,759	13.27	0.36	—
Vested and exercisable as of September 30, 2026	159,759	$13.27	0.36	$—
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
On September 15, 2026, we issued 302,801 shares of common stock to employees, with a purchase price of $5.36 per share, for aggregate proceeds of $1.6 million.
On March 13, 2026, we issued 498,051 shares of common stock to employees, with a purchase price of $5.80 per share, for aggregate proceeds of $2.9 million.

Note 11. Income Taxes

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Our effective tax rates for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective Tax Rate	46.6%	(5.3)%	24.9%	17.2%
The primary reconciling items between the Federal statutory tax rate of 21% and our overall effective rate for the three and nine months ended September 30, 2026 were due to foreign taxes on our international operations inclusive of return to provision, US federal and state income taxes, the impact of valuation allowance on deferred tax assets, and a discrete tax benefit related to our acquisition of Kenzo.
The primary reconciling items between the Federal statutory tax rate of 21% and our overall effective rate for the three and nine months ended September 30, 2025 were due to foreign taxes on our international operations, state income taxes, and the impact of valuation allowance on deferred tax assets.
We maintain a substantially full valuation allowance against our U.S. federal, state and certain foreign deferred tax assets. Each quarter we weigh all available positive and negative evidence, including our cumulative results over recent years, our recent profitability and our projections of future taxable income. As of September 30, 2026, we determined that it is more likely than not that these deferred tax assets will not be realized. Given our recent earnings and anticipated future earnings, we believe it is reasonably possible that sufficient positive evidence will become available in the near future, as early as next reporting period, to conclude that all or a significant portion of our valuation allowance is no longer needed. A release would result in the recognition of deferred tax assets and a corresponding decrease in our provision for income taxes in the period of release. The timing and amount of any release will depend on the level of sustained profitability we achieve and positive evidence future profitability that exists.
Note 12. Net Income per Share
The following table summarizes the computation of basic and diluted net income per share of our common stock for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common stockholders, basic and diluted	$3,511	$9,809	$10,714	$20,252

Denominator:
Weighted average common shares outstanding, basic	67,613,584	64,967,114	66,968,562	64,404,649
Weighted average effect of dilutive shares:
Dilutive effect of equity incentive plans	2,559,071	214,827	1,369,585	286,430
Weighted average common shares outstanding, diluted	70,172,655	65,181,941	68,338,147	64,691,079

Net income per share attributable to common stockholders, basic	$0.05	$0.15	$0.16	$0.31
Net income per share attributable to common stockholders, diluted	$0.05	$0.15	$0.16	$0.31
We intend to settle any conversion of our 2027 Notes and 2029 Notes in cash, shares, or a combination thereof. The dilutive impact of the Notes for our calculation of diluted net income per share is considered using the if-converted method. For the three and nine months ended September 30, 2026 and 2025, the shares underlying the Notes were not considered in the calculation of diluted net income per share as the effect would have been anti-dilutive.
In connection with the issuance of the 2027 Notes and the 2029 Notes, we entered into the 2027 Capped Calls and 2029 Capped Calls, which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been anti-dilutive.
As of September 30, 2026 and 2025, the 2027 Notes and the 2029 Notes were not convertible at the option of the holder. We had not received any conversion notices through the issuance date of our consolidated financial statements. For disclosure purposes, we have calculated the potentially dilutive effect of the conversion spread, which is included in the table below. The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding for the respective periods below because they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	168,600	5,130	203,607	991
Common shares issued in conjunction with acquisitions	—	36,702	—	46,236
Shares to be issued under ESPP	90,053	75,326	90,053	75,326
Convertible senior notes	10,429,891	10,429,891	10,429,891	10,763,957
Total	10,688,544	10,547,049	10,723,551	10,886,510
Note 13. Commitments and Contingencies
(a) Purchase Obligations
During the three and nine months ended September 30, 2026, there have been no material changes outside the ordinary course of business to the Company’s contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
(e) Income Taxes
From time to time, we may receive income tax assessments from taxing authorities asserting additional tax liabilities owed. During the quarter ended June 30, 2024, we received an initial assessment from the Israel Tax Authority (“ITA”) of approximately 324 million Israeli New Shekels (approximately $105 million, based upon exchange rates as of September 30, 2026 between the Israeli New Shekel and the US Dollar) related to fiscal year 2021. Based on our interpretation of the regulations and available case law, we believe that the tax positions we have taken on our filed tax return in Israel are sustainable and we intend to defend our position through all available means. As such, we have not recorded any impact of the ITA assessment in our unaudited condensed consolidated financial statements for the nine months ended September 30, 2026. We are continuing to monitor developments related to this matter and its impact on our existing income tax reserves for all open years. If we are unsuccessful in sustaining our tax position in this matter, our financial condition and results of operations would be adversely affected.

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
The following table includes segment revenue, segment profit or loss, significant segment expenses and other segment expenses for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$212,404	$217,960	$632,978	$642,406
Adjusted total cost of revenue(1)	58,907	58,103	177,231	166,952
Adjusted research and development(1)	32,449	37,517	110,228	111,992
Adjusted sales and marketing(1)	61,294	71,873	206,806	214,523
Adjusted general and administrative(1)	13,397	13,563	39,039	43,782
Other segment expense, net(2)	42,846	27,095	88,960	84,905
Net income	$3,511	$9,809	$10,714	$20,252
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
Property and equipment, net by geographic area was as follows (in thousands):

	As of September 30, 2026	As of December 31, 2025
United States	$14,873	$18,243
Rest of World	11,764	13,747
Total	$26,637	$31,990

Note 15. Restructuring
In the third quarter of 2026, our board of directors approved a restructuring plan that is designed to simplify our operations, align resources and investments with our core platform, and create capacity to reinvest in capabilities and solutions that improve the customer experience and strengthen our competitive position (collectively, the “2026 Restructuring Plan”). The 2026 Restructuring Plan includes reduction of the Company’s workforce by approximately 12%.
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

During the three and nine months ended September 30, 2026, we incurred $10.0 million and $11.7 million, respectively, of restructuring charges related to one-time employee termination benefits recorded within restructuring in the unaudited condensed consolidated statements of operations.

As of September 30, 2026, the restructuring liability accrued but not paid totaled $4.3 million, which is included within accrued expenses in the unaudited condensed consolidated balance sheets. We expect the remainder of the restructuring charges of approximately $0.7 million to be incurred in the fourth quarter of 2026 and the 2026 Restructuring Plan to be substantially complete by the end of the fourth quarter of 2026.

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

The following table presents the activity of the restructuring liability for the nine months ended September 30, 2026 (in thousands):

Restructuring Liability
Balance at December 31, 2025	$—
Charges	11,662
Payments	(7,392)
Balance at September 30, 2026	$4,270

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
We market and sell our products and professional services to organizations of all sizes globally, including mid-market businesses, enterprises, non-profits, educational institutions and government agencies. Our customers span a wide variety of industries such as technology, energy, financial services, healthcare and life sciences, manufacturing, media and entertainment, retail, education, real estate, transportation, government and professional services. As of September 30, 2026, we had approximately 11,800 customers in 149 countries, including 32% of the Fortune 100. Our revenue was not concentrated with any individual customer and no customer represented more than 1% of our revenue for the three and nine months ended September 30, 2026 and 2025.
Recent Developments
Board of Directors Changes
Effective August 27, 2026, Michael Burns, Benjamin Holzman, Thomas Schodorf and Reeny Sondhi resigned from our board of directors and each committee on which they served. The resignations were not the result of any disagreement with us on any matter relating to our operations, policies or practices. Effective September 1, 2026, our board of directors appointed Maria Barrett and Julian Waits as directors and fixed the size of the board at nine directors. In addition, effective August 27, 2026, J. Benjamin Nye was appointed Lead Independent Director, succeeding Marc Brown, who continues to serve as a director.
Restructuring Plan
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
For each of the three and nine months ended September 30, 2026 and 2025, recurring revenue, defined as revenue from term software licenses, content subscriptions, managed services, cloud-based subscriptions and maintenance and support, was 97% of total revenue.

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
Other (Expense) Income, Net
Other (expense) income, net consists primarily of the change in fair value of derivative assets, change in fair value of equity investments ,and unrealized and realized gains and losses related to changes in foreign currency exchange rates.
Provision for Income Taxes
Provision for income taxes consists of domestic and foreign taxes on income and withholding taxes. We maintain a substantially full valuation allowance for domestic and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits. We determined as of September 30, 2026 that it was more likely than not that these deferred tax assets will not be realized. However, we may release some of these valuation allowances in future periods if positive evidence, such as projection of sustained future profitability, supports the realization of such deferred tax assets. Release of all or a portion of these valuation allowances would result in a decrease in the provision for income taxes in the period of the release.

Results of Operations
The following table presents the consolidated statement of operations data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product subscriptions	$206,086	$210,146	$615,186	$622,178
Professional services	6,318	7,814	17,792	20,228
Total revenue	212,404	217,960	632,978	642,406
Cost of revenue(1):
Product subscriptions	59,049	58,263	178,128	169,867
Professional services	5,504	6,721	16,719	17,656
Total cost of revenue	64,553	64,984	194,847	187,523
Operating expenses(1):
Research and development	39,638	46,914	135,065	142,029
Sales and marketing	65,645	79,296	220,765	237,943
General and administrative	23,630	20,863	59,227	65,615
Restructuring	9,988	—	11,663	—
Total operating expenses	138,901	147,073	426,720	445,587
Income from operations	8,950	5,903	11,411	9,296
Interest income	6,003	6,167	17,154	17,439
Interest expense	(2,574)	(2,585)	(7,605)	(7,866)
Other (expense) income, net	(5,808)	(173)	(6,696)	5,586
Income before income taxes	6,571	9,312	14,264	24,455
Provision (benefit) for income taxes	3,060	(497)	3,550	4,203
Net income	$3,511	$9,809	$10,714	$20,252
(1) Cost of revenue and operating expenses include stock-based compensation expense and depreciation and amortization expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense:
Cost of revenue	$1,473	$2,457	$4,775	$7,301
Research and development	7,189	9,399	24,837	30,037
Sales and marketing	4,351	7,255	13,865	21,948
General and administrative	10,233	7,216	19,484	21,773
Total stock-based compensation expense	$23,246	$26,327	$62,961	$81,059

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization expense:
Cost of revenue	$8,439	$9,211	$26,914	$26,718
Research and development	793	586	2,308	2,142
Sales and marketing	836	1,075	2,545	4,298
General and administrative	387	328	1,129	1,096
Total depreciation and amortization expense	$10,455	$11,200	$32,896	$34,254
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product subscriptions	97.0%	96.4%	97.2%	96.9%
Professional services	3.0%	3.6%	2.8%	3.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product subscriptions	27.8%	26.7%	28.1%	26.4%
Professional services	2.6%	3.1%	2.6%	2.7%
Total cost of revenue	30.4%	29.8%	30.7%	29.2%
Operating expenses:
Research and development	18.7%	21.5%	21.3%	22.1%
Sales and marketing	30.9%	36.4%	34.9%	37.0%
General and administrative	11.1%	9.6%	9.4%	10.2%
Restructuring	4.7%	—%	1.8%	—%
Total operating expenses	65.4%	67.5%	67.4%	69.4%
Income from operations	4.2%	2.6%	1.8%	1.4%
Interest income	2.8%	2.8%	2.7%	2.7%
Interest expense	(1.2)%	(1.2)%	(1.2)%	(1.2)%
Other (expense) income, net	(2.7)%	(0.1)%	(1.1)%	0.9%
Income before income taxes	3.1%	4.3%	2.2%	3.9%
Provision (benefit) for income taxes	1.4%	(0.2)%	0.6%	0.7%
Net income	1.7%	4.5%	1.6%	3.3%

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
All numbers presented below are in thousands, except for percentages.
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue:
Product subscriptions	$206,086	$210,146	$(4,060)	(1.9)%	$615,186	$622,178	$(6,992)	(1.1)%
Professional services	6,318	7,814	(1,496)	(19.1)%	17,792	20,228	(2,436)	(12.0)%
Total revenue	$212,404	$217,960	$(5,556)	(2.5)%	$632,978	$642,406	$(9,428)	(1.5)%
Total revenue decreased by $9.4 million for the nine months ended September 30, 2026 as compared to the corresponding period in 2025, primarily driven by a decrease in exposure management, and, to a lesser degree, our non-core and standalone products, which excludes detection and response and exposure management product revenues. These decreases are offset by an increase in our detection and response revenue products. The decrease in professional services revenue was primarily driven by lower penetration-testing revenue.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the nine-month period discussed above except for the increased decline in non-core and standalone revenues as compared to previous quarters.
Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Cost of revenue:
Product subscriptions	$59,049	$58,263	$786	1.3%	$178,128	$169,867	$8,261	4.9%
Professional services	5,504	6,721	(1,217)	(18.1)%	16,719	17,656	(937)	(5.3)%
Total cost of revenue	$64,553	$64,984	$(431)	(0.7)%	$194,847	$187,523	$7,324	3.9%
Gross margin %:
Products	71.3%	72.3%			71.0%	72.7%
Professional services	12.9%	14.0%			6.0%	12.7%
Total gross margin %	69.6%	70.2%			69.2%	70.8%
The increase in total cost of revenue for the nine months ended September 30, 2026 compared with the corresponding period in 2025 was primarily driven by an increase of personnel expenses of $3.0 million, inclusive of a $5.4 million increase in wages and wage-related expenses primarily driven by an increase in headcount, partially offset by a $2.5 million decrease in stock-based compensation expense, which was driven by stock awards granted at lower stock prices and fewer awards granted than in the same period in 2025; a $3.0 million increase in cloud computing costs; and a $1.2 million increase in facilities related expenses.
The decrease in total cost of revenue for the three-month period was driven by a decrease in personnel expenses, inclusive of a $1.0 million decrease in stock-based compensation expense and a $0.7 million decrease in wages and wage-related expenses from the 2026 Restructuring Plan primarily related to professional services personnel . Additionally, a $0.9 million decrease in amortization expense as some acquired intangibles fully amortized in the second quarter of 2026. The decrease was offset by an increase in cloud computing expenses of $1.9 million.

Operating Expenses
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Research and development	$39,638	$46,914	$(7,276)	(15.5)%	$135,065	$142,029	$(6,964)	(4.9)%
% of revenue	18.7%	21.5%			21.3%	22.1%
Research and development expenses decreased for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily driven by a $4.2 million decrease in personnel costs, resulting from a $5.2 million decrease in stock-based compensation expense which was driven by stock awards granted at lower stock prices and fewer awards granted than in the same period in 2025, offset by a $1.0 million increase in wages and wage-related expenses. The decrease was also driven by a $1.9 million decrease related to professional fees as we used less third-party services and a $0.8 million decrease in expenses driven by a gain from hedging activities related to international research and development wages and wage-related costs. These decreases were offset by a $0.8 million increase to engineering costs as we continue to develop new and enhance existing products.
The decreases in the three-months ended September 30, 2026 as compared to the same period in 2025 was driven by a decrease in personnel expenses driven by a $5.1 million wages and wage-related expense as a result of the 2026 Restructuring Plan, which occurred on August 10, 2026. Stock-based compensation expense also decreased by $2.2 million. Additionally, hosting expenses increased by $0.6 million as we increase development on new products.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Sales and marketing	$65,645	$79,296	$(13,651)	(17.2)%	$220,765	$237,943	$(17,178)	(7.2)%
% of revenue	30.9%	36.4%			34.9%	37.0%
Sales and marketing expenses decreased for the nine months ended September 30, 2026 compared with the corresponding period in 2025, primarily driven by a $19.7 million decrease in personnel related expenses, which was substantially driven by a $11.6 million decrease related to wages, commissions, and wage-related expenses, which was driven by a decrease in headcount due to the 2026 Restructuring Plan and a decrease in commissions from declining ARR and revenue and $8.1 million decrease in stock-based compensation which was driven by stock awards granted at lower stock prices and fewer awards granted than in the same period in 2025. Sales and marketing expense was further reduced by a $1.4 million decrease in amortization expense as the customer relationships intangible asset was completely amortized as of April 2026. The decrease was offset by a $2.4 million increase in professional fees for consulting and market event support, a $1.5 million increase in expenses from sales-related events, and a $0.7 million increase in travel and entertainment expenses related to customer events.
The decreases in the three-months ended September 30, 2026 as compared to the same period in 2025 was driven by a $13.0 million decrease in personnel expense driven by a $10.1 million decrease in wage, wage-related, and commission expense primarily from the 2026 Restructuring Plan.

General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
General and administrative	$23,630	$20,863	$2,767	13.3%	$59,227	$65,615	$(6,388)	(9.7)%
% of revenue	11.1%	9.6%			9.4%	10.2%
General and administrative expenses decreased for the nine months ended September 30, 2026 compared with the corresponding period in 2025, primarily driven by a $3.9 million decrease in personnel costs, which included a $1.8 million decrease in wages and wage-related expenses from the 2026 Restructuring Plan and a $2.3 million decrease in stock-based compensation expense due to more recent grants valued at a lower grant price and fewer awards granted. Additionally, professional fees decreased by $2.9 million, primarily related to legal, accounting, and tax services, bad debt expense decreased by $0.7 million, and hosting expenses decreased by $0.5 million. These decreases were partially offset by an increase in recruiting costs of $0.9 million and $0.5 million of acquisition-related expenses incurred from the Kenzo Security acquisition.
The increase in the three-months ended September 30, 2026 as compared to the same period in 2025 was driven by a $3.0 million increase in stock-based compensation expense primarily driven by a mark-to-market expense related to the liability-classified PSUs from the increase in our stock price over the three-month period.
Restructuring Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Restructuring	$9,988	$—	$9,988	100.0%	$11,663	$—	$11,663	100.0%
% of revenue	4.7%	—%			1.8%	—%
Restructuring expenses increased for the nine months ended September 30, 2026 compared with the corresponding period in 2025, primarily driven by the 2026 Restructuring Plan as we realign our workforce to focus on our core platform and create capacity to reinvest in capabilities and solutions that improve the customer experience and strengthen our competitive positions, whereas, there were no restructuring expenses in 2025.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the nine-month period discussed above.
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest income	$6,003	$6,167	$(164)	(2.7)%	$17,154	$17,439	$(285)	(1.6)%
% of revenue	2.8%	2.8%			2.7%	2.7%
Interest income slightly decreased for the nine months ended September 30, 2026 compared with the corresponding period in 2025, primarily driven by lower investment balances partially offset by interest income generated from higher cash and cash equivalent balances compared to the prior year.
Interest income was relatively flat for the three months ended September 30, 2026 compared to the same period in 2025, primarily driven by higher cash and cash equivalent balances partially offset by the lower investment balance in the three-month period ended September 30, 2026 as compared to the cash and cash equivalent balances in the comparative period.

Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Interest expense	$(2,574)	$(2,585)	$11	(0.4)%	$(7,605)	$(7,866)	$261	(3.3)%
% of revenue	(1.2)%	(1.2)%			(1.2)%	(1.2)%
Interest expense decreased by $0.3 million for the nine months ended September 30, 2026 compared with the corresponding period in 2025 primarily because the prior-year period included interest on the 2025 Notes prior to their maturity in May 2025.
The year-over-year trends for the three-month period were aligned with the year-over-year trends for the nine-month period discussed above.
Other (Expense) Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Other (expense) income, net	$(5,808)	$(173)	$(5,635)	3257.2%	$(6,696)	$5,586	$(12,282)	(219.9)%
% of revenue	(2.7)%	(0.1)%			(1.1)%	0.9%
Other (expense) income, net increased for the nine months ended September 30, 2026 compared with the corresponding period in 2025 primarily due to the $5.5 million of impairment expenses incurred related to our SAFE investment in a cybersecurity company and to realized and unrealized losses on foreign currency transactions primarily related to transactions in the British Pound Sterling, the Euro, Indian Rupee, and the Israeli Shekel during the nine months ended September 30, 2026 as compared to unrealized gains in the same period in 2025.
The decrease in the three-months ended September 30, 2026 as compared to the same period in 2025 was primarily driven by the $5.5 million of impairment expenses incurred related to our SAFE investment in a cybersecurity company
Provision (benefit) for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Provision (benefit) for income taxes	$3,060	$(497)	$3,557	(715.7)%	$3,550	$4,203	$(653)	(15.5)%
% of revenue	1.4%	(0.2)%			0.6%	0.7%
Provision for income taxes decreased for the nine months ended September 30, 2026 compared with the corresponding period in 2025. The decrease was primarily driven by lower domestic and international pre-tax income in 2026 as compared to 2025.
For the three months ended September 30, 2026, the provision increased $3.6 million compared with the corresponding period in 2025, primarily due to $1.0 million of international losses not benefited, a $0.5 million discrete expense related to international operations, and the absence of a $1.5 million tax benefit recorded in 2025 related to the enactment of the One Big Beautiful Bill Act.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$212,404	$217,960	$632,978	$642,406
Year-over-year growth	(2.5)%	1.5%	(1.5)%	2.3%
Income from operations	$8,950	$5,903	$11,411	$9,296
Non-GAAP income from operations	$46,190	$36,906	$99,507	$105,607
Operating margin	4.2%	2.7%	1.8%	1.4%
Non-GAAP operating margin	21.7%	16.9%	15.7%	16.4%
Net cash provided by operating activities	$30,121	$38,199	$106,926	$116,250
Free cash flow	$26,469	$30,111	$91,811	$97,820

	As of September 30,
	2026	2025
Annualized recurring revenue (“ARR”)	$819,700	$837,730
Year-over-year change	(2.2)%	1.8%
Number of customers	11,854	11,618
Year-over-year change	2.0%	—%
ARR per customer	$69.1	$72.1
Year-over-year change	(4.1)%	1.8%
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
We define non-GAAP gross profit, non-GAAP income from operations, non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share as the respective GAAP balances excluding the effect of stock-based compensation expense, amortization of acquired intangible assets, amortization of debt issuance costs and certain other items such as acquisition-related expenses, non-ordinary course litigation-related expenses, impairment of long-lived assets, impairment of strategic equity investment, induced conversion expense, change in the fair value of derivative assets, restructuring expense and discrete tax items. Non-GAAP net income per basic and diluted share is calculated as non-GAAP net income divided by the weighted average shares used to compute net income per share, with the number of weighted average shares decreased, when applicable, to reflect the anti-dilutive impact of the capped call transactions entered into in connection with our convertible senior notes.
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

•Impairment of strategic equity investment. We exclude impairment of strategic equity investment because we believe the exclusion of the impairment charges provides a more useful comparison of our operational performance in different periods.
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
The following tables reconcile GAAP gross profit to non-GAAP gross profit for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP total gross profit	$147,851	$152,976	$438,131	$454,883
Stock-based compensation expense	1,473	2,457	4,775	7,301
Amortization of acquired intangible assets	4,006	4,424	12,674	13,270
Non-GAAP total gross profit	$153,330	$159,857	$455,580	$475,454

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP gross profit – product subscriptions	$147,037	$151,883	$437,058	$452,311
Stock-based compensation expense	1,216	1,931	3,867	5,716
Amortization of acquired intangible assets	4,006	4,424	12,674	13,270
Non-GAAP gross profit – product subscriptions	$152,259	$158,238	$453,599	$471,297

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP gross profit – professional services	$814	$1,093	$1,073	$2,572
Stock-based compensation expense	257	526	908	1,585
Non-GAAP gross profit – professional services	$1,071	$1,619	$1,981	$4,157

The following table reconciles GAAP income from operations to non-GAAP income from operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP income from operations	$8,950	$5,903	$11,411	$9,296
Stock-based compensation expense	23,246	26,327	62,961	81,059
Amortization of acquired intangible assets	4,006	4,592	12,768	14,802
Acquisition-related expenses(1)	—	84	704	450
Restructuring expenses	9,988	—	11,663	—
Non-GAAP income from operations	$46,190	$36,906	$99,507	$105,607
(1) For the three and nine months ended September 30, 2026 and 2025, acquisition-related expenses were comprised of accretion expense related to contingent consideration recorded in connection with our July 2024 acquisition of Noetic of no expense and $0.1 million and $0.7 million and $0.5 million, respectively.

The following table reconciles GAAP net income to non-GAAP net income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP net income	$3,511	$9,809	$10,714	$20,252
Stock-based compensation expense	23,246	26,327	62,961	81,059
Amortization of acquired intangible assets	4,006	4,592	12,768	14,802
Acquisition-related expenses	—	84	704	450
Amortization of debt issuance costs	1,104	1,098	3,226	3,116
Impairment of strategic equity investment	5,500	—	5,500	—
Restructuring expense	9,988	—	11,663	—
Discrete tax items	—	—	(600)	—
Non-GAAP net income	$47,355	$41,910	$106,936	$119,679
Interest expense of convertible senior notes(1)	1,313	1,313	3,938	4,283
Numerator for non-GAAP earnings per share calculation	$48,668	$43,223	$110,874	$123,962

Weighted average shares used in GAAP earnings per share calculation, basic	67,613,584	64,967,114	66,968,562	64,404,649
Dilutive effect of convertible senior notes(1)	10,429,891	10,429,891	10,429,891	10,763,957
Dilutive effect of employee equity incentive plans(2)	2,559,071	214,827	1,369,585	286,430
Weighted average shares used in non-GAAP earnings per share calculation, diluted	80,602,546	75,611,832	78,768,038	75,455,036

Non-GAAP net income per share:
Basic	$0.70	$0.65	$1.60	$1.86
Diluted	$0.60	$0.57	$1.41	$1.64
(1) We use the if-converted method to compute diluted earnings per share with respect to our Notes. There was no add-back of interest expense or additional dilutive shares related to the Notes where the effect was anti-dilutive. On an if converted basis, for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, the 2029 Notes and 2027 Notes were dilutive, and for the nine months ended September 30, 2025 the 2029 Notes, 2027 Notes and 2025 Notes were dilutive.
(2) We use the treasury method to compute the dilutive effect of employee equity incentive plan awards.

The following table reconciles GAAP net income to adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP net income	$3,511	$9,809	$10,714	$20,252
Interest income	(6,003)	(6,167)	(17,154)	(17,439)
Interest expense	2,574	2,585	7,605	7,866
Other expense (income), net	5,808	173	6,696	(5,586)
Provision (benefit) for income taxes	3,060	(497)	3,550	4,203
Depreciation expense	2,635	2,339	7,660	7,478
Amortization of intangible assets	7,820	8,861	25,236	26,776
Stock-based compensation expense	23,246	26,327	62,961	81,059
Acquisition-related expenses	—	84	704	450
Restructuring expense	9,988	—	11,663	—
Adjusted EBITDA	$52,639	$43,514	$119,635	$125,059
The following table reconciles net cash provided by operating activities to free cash flow for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash provided by operating activities	$30,121	$38,199	$106,926	$116,250
Less: Purchases of property and equipment	(213)	(4,137)	(3,448)	(6,446)
Less: Capitalized internal-use software costs	(3,439)	(3,951)	(11,667)	(11,984)
Free cash flow	$26,469	$30,111	$91,811	$97,820
Liquidity and Capital Resources
As of September 30, 2026, we had $335.7 million in cash and cash equivalents, $395.9 million in investments that have maturities ranging from one to five months and an accumulated deficit of $953.9 million. Our principal sources of liquidity are cash and cash equivalents, investments, cash flow provided by operating activities and our Credit Agreement. To date, we have financed our operations primarily through private and public equity financings, issuance of convertible senior notes and through cash generated by operating activities.
On June 25, 2025, we entered into a credit agreement (the "Credit Agreement") that establishes a senior secured revolving credit facility and provides for borrowings in an aggregate principal amount of up to $200 million (the “Revolving Facility”, the loans thereunder, the “Revolving Loans” and the commitments thereunder, the “Revolving Commitments”). The Credit Agreement allows for incremental facilities up to the greater of $141 million or 75% of Consolidated EBITDA (as defined in the Credit Agreement). Additional incremental facilities may be incurred, subject to certain conditions. The proceeds of the Revolving Facility can be used to finance working capital needs, capital expenditures, permitted acquisitions and other general corporate purposes. As of September 30, 2026, we were in compliance with all applicable covenants and had sufficient capacity under the affirmative covenants. Refer to Note 9, Debt, for additional information related to the credit agreement.
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
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents at beginning of period	$246,664	$342,101
Net cash provided by operating activities	106,926	116,250
Net cash used in investing activities	(21,087)	(292,182)
Net cash provided by (used in) financing activities	3,901	(40,828)
Effects of exchange rates on cash and cash equivalents	(690)	5,272
Cash, cash equivalents and restricted cash at end of period	$335,714	$130,613
Uses of Funds
Our historical uses of cash have primarily consisted of cash used for operating activities such as expansion of our sales and marketing operations, research and development activities and other working capital needs, as well as cash used for business acquisitions and purchases of property and equipment, including leasehold improvements for our facilities.
Operating Activities
Operating activities provided $106.9 million of cash and cash equivalents for the nine months ended September 30, 2026, which reflects our ability to generate cash from our operations. Cash provided by operating activities was primarily driven by a net income of $10.7 million in addition to significant beneficial adjustments to reconcile net income to net cash provided from operating activities including $63.0 million in stock-based compensation, $32.9 million of depreciation from our fixed assets, and amortization, primarily from our internally-developed software and acquired intangibles. Additionally, working capital used $2.8 million of cash for operating activities primarily driven by a decrease to operating cash flow from accounts receivable of $40.4 million and prepaid expenses and other assets of $21.9 million, offset by an increase in deferred revenue of $49.8 million and other liabilities of $13.8 million.
Operating activities provided $116.3 million of cash and cash equivalents for the nine months ended September 30, 2025, which reflects continued growth in revenue partially offset by our continued investments in our operations and the timing of working capital adjustments. Cash provided by operating activities reflected our net income of $20.3 million and an increase in operating cash from a decrease of our net operating assets and liabilities of $16.4 million, offset by non-cash charges of $112.4 million related primarily to depreciation and amortization, stock-based compensation expense, amortization of debt issuance costs and other non-cash charges. The change in our net operating assets and liabilities was primarily due to a $11.6 million decrease in accrued expenses, a $36.9 million decrease in deferred revenue, a $1.3 million increase in prepaid expenses, a $2.8 million decrease in other liabilities and a $3.8 million decrease in accounts payable, which each had a negative impact on operating cash flow. These factors were offset by a $25.9 million decrease in accounts receivable and a $14.1 million decrease in deferred contract acquisition and fulfillment costs, which each had a positive impact on operating cash flow.
Investing Activities
Investing activities used $21.1 million of cash for the nine months ended September 30, 2026, primarily driven by $185.0 million of investment maturities, which provided cash, offset primarily by $167.5 million of investment purchases, $23.3 million in cash paid, net of cash acquired, in the acquisition of Kenzo to further strengthen our AI SOC capabilities, and $11.7 million in capitalized internal-use software costs as we continue to invest and develop our product offering.
Investing activities used $292.2 million of cash for the nine months ended September 30, 2025, primarily consisting of $503.0 million in purchases of investments, net of sales/maturities, $12.0 million for capitalization of internal-use software costs, and $6.4 million in capital expenditures to purchase computer equipment and leasehold improvements, partially offset by $227.5 million in proceeds from other investments.
Financing Activities
Financing activities provided $3.9 million for the nine months ended September 30, 2026, which consisted primarily of $4.5 million in proceeds from our employee stock purchase plan and was partially offset by $0.4 million in withholding taxes paid for the net share settlement of equity awards.
Financing activities used $40.8 million of cash for the nine months ended September 30, 2025, which consisted primarily of $46.0 million in conversion of convertible senior notes, $2.4 million in withholding taxes paid for the net share settlement of equity awards, and $1.7 million in debt issuance costs, partially offset by $7.7 million in proceeds from the issuance of common stock purchased by employees under the Rapid7, Inc. 2015 Employee Stock Purchase Plan (“ESPP”) and $1.6 million in proceeds from the exercise of stock options.
Contractual Obligations and Commitments
As of September 30, 2026, there were no material changes from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026 (the “Annual Report”).
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. A majority of our customers enter into contracts that are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located, which is primarily in the United States and to a lesser extent in the United Kingdom, other Euro-zone countries within mainland Europe, Canada, Australia, Israel, Singapore and Japan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. The effect of a hypothetical 10% adverse change in foreign currency exchange rates on monetary assets and liabilities as of September 30, 2026 would not have been material to our financial condition or results of operations.

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
Interest Rate Risk
As of September 30, 2026, we had cash and cash equivalents of $335.7 million consisting of bank deposits and money market funds and investments of $395.9 million consisting of U.S. government agencies. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes.
Our cash and cash equivalents and investments are subject to market risk due to changes in interest rates, which may affect our interest income and the fair value of our investments. Due in part to these factors, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our investments as available-for-sale securities, no gains or losses are recognized due to the changes in interest rates unless securities are sold prior to maturity or declines in fair value are determined or an impairment is determined to be credit-related, requiring an allowance for credit losses .
The fair values of our convertible senior notes are subject to interest rate risk, market risk and other factors due to the conversion features of the notes. The fair values of the convertible senior notes may increase or decrease for various reasons, including fluctuations in the market price of our common stock, fluctuations in market interest rates and fluctuations in general economic conditions. The interest and market value changes affect the fair values of the convertible senior notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Based upon the quoted market price as of September 30, 2026, the fair values of our 2027 Notes and 2029 Notes were $582.8 million and $266.8 million, respectively.
As of September 30, 2026, the effect of a hypothetical 10% increase or decrease in interest rates would not have had a material impact on our financial statements.
Inflation Risk
As of September 30, 2026, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2026 (the “Annual Report”). The risk factors below update the corresponding risk factors in our Annual Report.
Our operations and financial results are subject to various risks and uncertainties that, if they materialize, could adversely affect our business, financial condition and results of operations. In that event, the trading price of our common stock could decline. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors described below and in Part I, Item 1A. “Risk Factors” of our Annual Report. We may disclose additional changes to risk factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
We are dependent on the continued services and performance of our senior management and other key employees, and changes in our executive leadership or board of directors could adversely affect our business, operating results and financial condition.
Our future performance depends on the continued services and contributions of our senior management and other key employees to execute on our business plan and to identify and pursue new opportunities and product innovations. We have experienced changes in our senior leadership team, including the appointment of Wael Mohamed as Chief Executive Officer and Corey Thomas as Executive Chairman, effective June 1, 2026. We have also experienced changes in the composition and leadership of our board of directors, including the resignation of four directors and appointment of two new directors. Our ability to realize the anticipated benefits of these leadership changes depends on successfully managing the transitions and maintaining business momentum during periods of organizational change. These transitions may divert management attention, disrupt operations and affect our ability to retain key employees and execute our business strategy.
From time to time, there may be additional changes in our senior management team resulting from the termination or departure of our executive officers and key employees. Our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. The temporary or permanent loss of the services of our senior management or other key employees for any reason, or our failure to manage leadership transitions successfully, could significantly delay or prevent the achievement of our development and strategic objectives and harm our business, financial condition and results of operations.

Actions that we have taken to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
On August 7, 2026, our Board approved a restructuring plan designed to simplify our operations, align resources and investments with our core platform, and create capacity to reinvest in capabilities and solutions that improve the customer experience and strengthen our competitive position (the “2026 Restructuring Plan”). The 2026 Restructuring Plan includes a reduction of our workforce by approximately 12%. We may encounter challenges in implementing the 2026 Restructuring Plan that could prevent us from realizing its intended benefits or otherwise adversely affect our business, results of operations and financial condition.
The 2026 Restructuring Plan involves costs, including cash expenditures for employee transition, notice period and severance payments, employee benefits and related facilitation costs, as well as certain non-cash charges, including in connection with the accelerated vesting of share-based awards. Actual costs may exceed our estimates, and implementation may take longer than anticipated, including as a result of local law and consultation requirements in the countries in which we operate.
Our restructuring efforts may result in other unintended consequences, including employee attrition beyond our intended reduction in force; damage to our corporate culture and decreased employee morale among our remaining employees; diversion of management attention; damage to our reputation as an employer; and the loss of institutional knowledge and expertise of departing employees. If we experience any of these adverse consequences, the 2026 Restructuring Plan may not achieve or sustain its intended benefits, or the benefits, even if achieved, may not be adequate to meet our long-term profitability and operational expectations, which could adversely affect our business, results of operations and financial condition.
As we continue to identify areas of cost savings and operating efficiencies, we may consider implementing further measures to reduce operating costs and improve operating margins. We may not be successful in implementing such initiatives, including as a result of factors beyond our control. If we are unable to realize the anticipated savings and efficiencies from our restructuring initiatives or accomplish our business and strategic initiatives, our business, results of operations and financial condition could be materially and adversely affected.

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
During the three months ended September 30, 2026, none of our executive officers or directors terminated or modified a 10b5-1 equity trading plan, or adopted, terminated, or modified any “non-Rule 10b5-1 equity trading arrangement”.

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

RAPID7, INC.

Date: November 4, 2026	By:	/s/ Wael Mohamed
Name: Wael Mohamed
Title: Chief Executive Officer

Date: November 4, 2026	By:	/s/ Rafeal E. Brown
Name: Rafeal E. Brown
Title: Chief Financial Officer